Form 10-Q
period 1999-06-30
EDGAR ONLINE INC
filed 1999-08-13
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended: June 30, 1999


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 For the transition period from: _____________________ to _____________________

                         Commission file number: 0-26071


                               EDGAR ONLINE, INC.

             (Exact name of registrant as specified in its charter)

                    Delaware                    06-1447017

        State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization              Identification No.)



                      50 Washington St., Norwalk, CT 06854

               (Address of principal executive offices) (Zip Code)

                                 (203) 852-5666

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No


Number of shares of common stock outstanding at August 13, 1999: 11,537,957 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

[PAGE NUMBERS TO BE ADDED BEFORE FILING]
                                                                                                                    Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statements of Operations
         Three and Six Months Ended June 30, 1998 (unaudited) and 1999 (unaudited)................................     3

Balance Sheets
         December 31, 1998 and June 30, 1999 (unaudited)..........................................................     4

Statements of Cash Flows
         Six Months Ended June 30, 1998 (unaudited) and 1999 (unaudited)..........................................     5

Notes to Financial Statements.....................................................................................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk................................................    18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings
 ..................................................................................................................    19

ITEM 2. Changes in Securities and Use of Proceeds
 ..................................................................................................................    19

ITEM 3. Defaults Upon Senior Securities...........................................................................    19

ITEM 4. Submission of Matters to a Vote of Security Holders.......................................................    19

ITEM 5. Other Information.........................................................................................    19

ITEM 6. Exhibits and Reports on Form 8-K..........................................................................    19

Signatures........................................................................................................    20

Exhibit Index.....................................................................................................    21

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,

                                             1999           1998           1999           1998
                                            -------        -------        -------        -------
Revenues:
      Individual subscriptions              $   331        $   216        $   605        $   400
      Corporate contracts                       160             75            312            100
      Advertising                               270            122            354            202
      Barter advertising                        243             66            340            149
      Other barter                               34             19             69             31
                                            -------        -------        -------        -------
Total revenues                                1,038            498          1,680            882

Cost of revenues:
      Software and Web site
        development                             190            214            414            342
      Barter advertising expense                243             66            340            149
                                            -------        -------        -------        -------
                                                433            280            754            491

Gross profit                                    605            218            926            391

 Operating expenses:
      Sales and marketing                       524             94            792            174
      General and administrative                925            281          1,526            545
      Stock compensation expense                  3             --              3             --
                                            -------        -------        -------        -------
                                              1,452            375          2,321            719

      Loss from operations                     (847)          (157)        (1,395)          (328)

Interest and other income  (expense),
net                                              40            (18)             2            (35)
                                            -------        -------        -------        -------
      Loss before income taxes                 (807)          (175)        (1,393)          (363)

Income tax provision                             --             --             --             --
                                            -------        -------        -------        -------
      Net loss                              $  (807)       $  (175)       $(1,393)       $  (363)
                                            =======        =======        =======        =======



Basic and diluted weighted
average shares outstanding                    8,662          6,074          7,515          6,074
Basic and diluted net loss per share        $ (0.09)       $ (0.03)       $ (0.19)       $ (0.06)


See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   JUNE 30,
                                                                                     1999        DECEMBER 31,
                                                                                 (UNAUDITED)       1998
                                                                                  ---------      ------------
                       ASSETS
Cash and cash equivalents                                                          $ 30,218        $   148
Accounts receivable, less allowance of
   $67 and $32 at June 30, 1999 and December
   31, 1998, respectively                                                               277            135
Other                                                                                    93              7
                                                                                   --------        -------
       Total current assets                                                          30,588            290


Property and equipment, net                                                             481            412
Other assets                                                                             22             83
                                                                                   --------        -------

       Total assets                                                                $ 31,091        $   785
                                                                                   ========        =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable                                                   $     --        $    59
Accounts payable and accrued expenses                                                   728            396
Deferred revenues                                                                       238            208
Due to employee                                                                          --             15
Capital lease payable, current portion                                                   81             53
                                                                                   --------        -------
       Total current liabilities                                                      1,047            731

Notes payable, long-term                                                                 --          1,414
Capital lease payable, long-term                                                        109             83
Accrued interest payable                                                                 27            134
Due to officers, net                                                                     --            644
                                                                                   --------        -------
       Total liabilities                                                              1,183          3,006

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,537,957 and
   6,331,290 shares issued and outstanding at June 30, 1999 and December 31,
   1998, respectively
                                                                                        115             63
Additional paid-in capital                                                           35,932          2,462
Accumulated deficit                                                                  (6,139)        (4,746)
                                                                                   --------        -------
       Total stockholders' equity                                                    29,908         (2,221)
                                                                                   --------        -------

       Total liabilities and stockholders' equity
                                                                                   $ 31,091        $   785
                                                                                   ========        =======

See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                         1999          1998
                                                                                       --------        -----
Cash flows from operating activities:
     Net loss                                                                          $ (1,393)       $(363)
                                                                                       --------        -----
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           75           19
     Accretion and amortization of debt discount                                             14           --
     Provisions for bad debts                                                                36           --
     Noncash services, net                                                                  (12)         (31)
     Stock compensation expense                                                               3           --
     Changes in assets and liabilities:
         Accounts receivable                                                               (178)         (28)
         Other assets                                                                      (102)           1
         Accounts payable and accrued expenses                                              310          211
         Accrued interest                                                                  (107)          --
         Due to employee                                                                    (15)          --
         Due to officers, net                                                              (644)          94
         Deferred revenues                                                                   30           96
         Other, net                                                                          53           --
                                                                                       --------        -----
                  Total adjustments                                                        (537)         362
                                                                                       --------        -----
                  Net cash (used in) operating activities                                (1,930)          (1)
                                                                                       --------        -----

Cash used in investing activities - purchases of property, plant and equipment
                                                                                            (60)          --

Cash flows from financing activities:
     Proceeds from issuances of common stock                                             35,280           --
     Costs incurred in connection with issuances of common stock                         (3,705)          --
     Proceeds from exercise of  warrants                                                  1,015           --
     Principal payments on notes payable                                                   (500)          --
     Payments on capital lease obligations                                                  (30)          --
                                                                                       --------        -----
                  Net cash provided by financing activities                              32,060           --
                                                                                       --------        -----
                  Net change in cash and cash equivalents                                30,070           (1)
Cash and cash equivalents at beginning of period                                            148           17
                                                                                      --------        ------
Cash and cash equivalents at end of period                                             $ 30,218        $  16
                                                                                       ========        =====

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                 $    146        $  --
Notes payable settled in exchange for services provided                                $     38        $  31
Stock warrants issued in exchange for services provided                                $     26        $  --
Equipment acquired under capital leases                                                $     84        $  --



See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  BASIS OF PRESENTATION

         EDGAR Online, Inc. ("the Company"), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995, and launched its "EDGAR-Online" Internet Web site in January 1996. The Company is an Internet-based commercial provider of business, financial and competitive information contained in corporate filings made by public companies with the Securities and Exchange Commission ("SEC").

         In May 1999, the Company completed an initial public offering ("IPO") of 3,600,000 shares of the Company's common stock resulting in net proceeds of approximately $30.5 million.

         These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form S-1 registration statement, as amended, filed with the SEC in connection with the Company's IPO.

       The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include general economic and business conditions (including in the online business and financial information industry), actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in our business strategies. Inherent in the Company's mission are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence and acceptance of the Internet as a communication and information medium, prospective project development efforts and the acceptance by the market place of the Company's products and services.

(2)  UNAUDITED INTERIM FINANCIAL INFORMATION

       The unaudited interim financial statements of the Company as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

       In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 1998, respectively. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

(3) LOSS PER SHARE

     Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128) and SEC Staff Accounting Bulletin No 98. Under SFAS 128, basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

     Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debentures are anti-dilutive for each of the periods presented.

     Anti-dilutive potential common shares outstanding were 569,241 and 1,326,952 for the three months ended June 30, 1998 and 1999, respectively, and 484,264 and 1,436,123 for the six months ended June 30, 1998 and 1999, respectively.

(4) STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

     On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There were no preferred shares issued or outstanding at June 30, 1999.

     On March 30, 1999, the Company completed the sale of an aggregate of 240,000 shares of its common stock to three investors at $4.50 per share resulting in net proceeds of $1,055,250.

     On May 26, 1999, the Company sold 3,600,000 shares of its common stock to the public. In connection with this offering, the Company, its underwriters and the holder of the Convertible Debenture agreed that such holders would convert the Convertible Debenture into 670,000 shares of the Company's common stock prior to the close of the IPO. In addition, certain holders of warrants to purchase Company common stock also agreed to exercise the warrants into an aggregate of 696,667 shares of common stock prior to the close of the IPO.

(5) COMPREHENSIVE INCOME

         The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) during 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between the Company's comprehensive loss and its net loss as reported.

(6) SUBSEQUENT EVENTS

PROPOSED ACQUISITION

      On July 25, 1999, the Company entered into a letter of intent to acquire Partes Corporation ("Partes"), owner of the FreeEDGAR.com website. Under the terms of the letter of intent, Partes shareholders would receive 950,000 shares of the Company's common stock for 100% of Partes stock. The acquisition has been approved by both companies' Board of Directors and is expected to close in the third quarter. The Company is currently conducting due diligence. The merger, if consummated, is expected to be accounted for as a purchase business combination.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors that May Affect Future Results" included elsewhere in this Quarterly Report.

OVERVIEW

     EDGAR Online is an Internet-based commercial provider of business, financial and competitive information contained in corporate filings made by U.S. public companies with the SEC. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

     We had no revenue in 1995. Our primary activities in 1995 related to beginning development of our proprietary systems. In January 1996, we launched our Web site and began selling our subscription services and establishing contractual relationships with large Web portal and business and financial information sites to supply EDGAR content for display on these sites. We started selling advertising banners and sponsorships on our site in February 1997. We have a limited operating history and are still in the early stages of development.

     We derive revenues from three primary sources: individual subscriptions, corporate contracts and advertising. Revenue from individual subscriptions and corporate contracts is deferred and recognized as income over the subscription period. Revenue from advertising is recognized as the services are provided. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Services related to corporate contracts are typically billed quarterly in advance. Advertising revenue is paid to us by DoubleClick, net of advertising placed and commission fees, in the month following the month in which the revenue is earned.

     In addition, a portion of our revenues is derived from barter transactions. Barter advertising revenue is a non-cash item and relates to advertising placed on our Web site by other Internet companies in exchange for our advertising placed on their Web sites. Barter advertising revenue is recorded in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the fair market value of the services received or provided, whichever is more objectively determinable. Other barter revenue is also non-cash and relates to corporate contract sales for which we received computer equipment or other non-cash consideration for services provided. The amount of such revenues are recorded at the fair market value of the equipment or services received or services provided, whichever is more objectively determinable. Barter expenses reflect the expense offset to barter revenue.

     We intend to increase our operating expenses to fund increased marketing and advertising, to enhance our Web site and to continue to establish relationships critical to our success.

     In May 1999, we sold 3,600,000 shares of our common stock at a price of $9.50 per share resulting in net proceeds of approximately $30.5 million. After the application of a portion of the proceeds as described in our prospectus, we have invested the remaining funds in short term, interest bearing investment grade securities.

RESULTS OF OPERATIONS

     Revenues

     Revenues increased 108% to $1.04 million in the three-month period ended June 30, 1999, from $498,000 for the comparable period in 1998. The growth in revenues is primarily attributable to a $115,000 or 53%, increase in individual subscription revenues, an $85,000, or 113%, increase in corporate contract revenues, a $148,000 or 121%, increase in advertising revenues and an increase of $192,000 or 226% in barter revenues. Revenues increased 90% to $1.68 million for the six-month period ended June 30, 1999, from $882,000 for the comparable period in 1998. The growth revenues is primarily attributable to a $205,000 or 51%, increase in individual subscription revenues, a $212,000 or 212%, increase in corporate contract revenues, a $152,000 or 75% increase in advertising revenues, and an increase of $229,000 or 127% in barter revenues. The number of individual subscriptions increased from approximately 4,500 subscriptions at June 30, 1998 to approximately 9,500 subscriptions at June 30, 1999, offset by a decrease in average revenue per subscriber in the first half of 1999 due to a larger percentage of new subscribers joining at our lowest subscription rate of $9.95 per month. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts from approximately 40 at June 30, 1998 to approximately 95 at June 30, 1999. The increase in advertising revenues is primarily due to the increase in the number of advertisers and ads delivered, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web site. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

     Cost of Revenues

     Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site development and maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web site. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 55% to $433,000 in the three-month period ended June 30,1999, from $280,000 for the comparable period in 1998. Total cost of revenues increased 54% to $754,000 in the six-month period ended June 30, 1999, from

$491,000 for the comparable period in 1998. The increase in cost of revenues is primarily attributable to increases in software development and Web site maintenance and communications lines needed to handle increased traffic. Gross margins related to the sale of services were 58% in the three-month period ended June 30, 1999 and 44% for the comparable period in 1998. Gross margins were 55% in the six-month period ended June 30, 1999 and 44% for the comparable period in 1998. The increase in gross margins for the three and six month period ended June 30, 1999 is mainly attributable to the fact that our revenues grew at a faster pace than our software and Website development costs.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 457% to $524,000 in the three months ended June 30, 1999 from $94,000 in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 50% in the three months ended June 30, 1999 from 19% for the comparable period in 1998. Sales and marketing expenses increased 355% to $792,000 in the six months ended June 30, 1999 from $174,000 for the comparable period in 1998. As a percentage of revenues, sales and marketing expenses increased to 47% in the six months ended June 30, 1999 from 20% for the comparable period in 1998. The increase in sales and marketing expenses in dollar terms in both the three and six months ended June 30, 1999 was due to an expansion of our sales force, higher advertising commissions due to increased advertising volume, increased marketing activities, including the development of our marketing materials and expenditures to increase the EDGAR brand awareness. We expect sales and marketing expenses to increase as we launch our marketing campaign and hire additional sales and marketing personnel.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 229% to $925,000 in the three months ended June 30, 1999 from $281,000 for the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 89% in the three months ended June 30, 1999 from 56% for the comparable period in 1998. General and administrative expenses increased 180% to $1.5 million in the six months ended June 30, 1999 from $545,000 for the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 91% in the six months ended June 30, 1999 from 62% for the comparable period in 1998. The increase in general and administrative expenses in dollar terms in both the three and six months ended June 30, 1999 was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.


LIQUIDITY AND CAPITAL RESOURCES

         In May 1999 we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.5 million.

     Net cash used in operating activities was $1.9 million and $1,000 for the six months ended June 30, 1999 and 1998, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. Net cash provided by financing activities was $32.1 million for the six months ended June 30, 1999.

     Capital expenditures, primarily for computers, office and communications equipment, totaled $60,000 for the six months ended June 30, 1999. The purchases were required to support our expansion and increased infrastructure. There were no capital expenditures for the six months ended June 30, 1998.

     At June 30, 1999, we had cash and cash equivalents on hand of $30.2 million. We believe that our existing capital resources and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

IMPACT OF THE YEAR 2000

     Awareness: The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the Year 1900 rather than the Year 2000. As a result, computer systems and/or software used by many companies and governmental agencies will need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness: We have assessed the Year 2000 readiness of our information technology ("IT") systems, including the hardware and software that we utilize in connection with managing our Web sites and providing our value-added services to customers, and our non-IT systems. Our Year 2000 assessment plan consists of the following:

         -  quality assurance testing of our proprietary software;

         - contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our services over the Internet;

         -  contacting providers of material non-IT systems; and

         -  assessment of repair or replacement requirements.

     Our Web site developer has advised us that our proprietary software has been designed to be Year 2000 compliant and has performed on our behalf Year 2000 compliance simulations on our proprietary software to test system readiness. This testing was completed in June, 1999. All of our systems tested performed correctly under test conditions. Based on the results of these Year 2000 simulation tests, there is no current need to revise the code of our proprietary software to improve its Year 2000 compliance. We have been informed by many of the vendors of material hardware and software components of our IT systems, including Globix and TRW (which acts under contract as the SEC's dissemination agent for the EDGAR system and from which we purchase our Level I EDGAR feed), and by our advertising services provider, DoubleClick, that the products used by them to provide services to us are currently Year 2000 compliant. We are in the process of attempting to obtain from other vendors of our material hardware and software components of our IT systems assurances of their Year 2000 compliance. We plan to complete this vendor assessment process during the summer of 1999. We are currently assessing the materiality of our non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted and have responded, we will not be able to completely evaluate whether our IT systems or non-IT systems will need to be revised or replaced.

     Costs to Address Year 2000 Issues: To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of revisions to our proprietary software, should such revisions be required, or the replacement of third-party software, hardware or services that are eventually determined not to be Year 2000 compliant. Although we do not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on our business, results of operations and financial condition.

     Risks: We are not currently aware of any Year 2000 compliance problems relating to our proprietary software or our IT or non-IT systems that would have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will not discover Year 2000 compliance problems in our proprietary software that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material IT and material non-IT systems will not need to be revised or replaced, which could be time consuming and expensive. Our failure to fix, if necessary, our proprietary software or to fix or replace, if necessary, third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, the ultimate Year 2000 failure of our proprietary software and our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could prevent us from operating our Web site.

     Contingency Plan: As discussed above, given the results of our Year 2000 testing to date, we have not developed any contingency plans. Further results of our Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the need for and nature and extent of any contingency plans.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION


WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

     As an early stage company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site, located at http://www.edgar-online.com, in January 1996. Accordingly, we have a limited operating history on which you can evaluate our business and prospects. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, individual subscription fees and advertising sales. In order to increase our revenues, we must successfully:

         - create and successfully implement a marketing plan to (1) attract more individual online users to our services, (2) convert visitors to paying subscribers and (3) increase corporate sales;

         - continue to improve our market position as an Internet-based commercial provider of information services based on EDGAR filings;

         - maintain our current, and develop new, content distribution relationships with popular Web sites and providers of business and financial information;

         - maintain our current, and continue to increase, advertising revenues by increasing traffic to our Web site and by increasing the number of advertisers;

         - respond effectively to competitive pressures from other Internet providers of EDGAR content;

         -  continue to develop and upgrade our technology; and

         - attract, retain and motivate qualified personnel with Internet experience to serve in various capacities, including sales and marketing positions.

If we are not successful in addressing these uncertainties through the execution of our business strategy, our business, results of operations and financial condition will be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE THAT LOSSES WILL CONTINUE.

     As of June 30, 1999, we had an accumulated deficit of $6,139,000. We may not ever generate sufficient revenues to achieve profitability. We incurred net losses of $835,853 for the year ended December 31, 1996, $1,497,899 for the year ended December 31, 1997, $2,221,474 for the year ended December 31, 1998 and $1,393,000 for the six months ended June 30, 1999. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected.

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

     Our future success will depend on our ability to continue to provide value-added services that distinguish our Web site from the type of EDGAR-information available from the SEC on its Web site. Through its Web site, the SEC provides free access to EDGAR filings on a time-delayed basis of 24 to 72 hours. If the SEC, which has recently announced that it intends to modernize the EDGAR system, were to make changes to its Web site such as providing (1) free real-time access to EDGAR filings or (2) value-added services comparable to those provided on our Web site, our business, results of operations and financial condition would be materially adversely affected.

WE FACE INTENSE COMPETITION FROM OTHER PROVIDERS OF BUSINESS AND FINANCIAL INFORMATION.

     We compete with many providers of business and financial information, including other Internet companies, for consumers' and advertisers' attention and spending. Because our market poses no substantial barriers to entry, we expect this competition to continue to intensify. The types of companies with which we compete for users and advertisers include:

         -  traditional vendors of financial information, such as Disclosure;

         - proprietary information services and Web sites targeted to business, finance and investing needs, including those providing EDGAR content, such as Bloomberg and LIVEDGAR; and

         -  Web-based providers of free EDGAR information.

Our future success will depend on our ability to maintain and enhance our market position by: (1) using technology to add value to raw EDGAR information, (2) keeping our pricing models below those of our competitors and (3) signing high-traffic Web sites to distribution contracts.

     Our potential commercial competitors include entities that currently license our content, but which may elect to purchase a real-time EDGAR database feed (called a Level I EDGAR feed) directly from the SEC and use it to create value-added services, similar to services provided by us, for their own use or for sale to others. This risk is particularly serious in light of the fact that the SEC has, as part of the modernization of the EDGAR system, introduced a new dissemination system effective November 1, 1998 that reduced the annual subscription cost of a Level I feed by approximately 73%.

     Many of our existing competitors, as well as a number of potential competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may enable them to respond more quickly to new or emerging technologies and changes in the types of services sought by users of EDGAR-based information, or to devote greater resources to the development, promotion and sale of their services than we can. These competitors and potential competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, subscribers and content distribution partners. Our competitors may also develop services that are equal or superior to the services offered by us or that achieve greater market acceptance than our services. In addition, current and prospective competitors may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. If these events occur, they could have a materially adverse effect on our revenue. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which would adversely affect our business, results of operations and financial condition.

WE MAY NOT BE SUCCESSFUL IN INCREASING BRAND AWARENESS.

     Our future success will depend, in part, on our ability to increase the brand awareness of our EDGAR Online Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our Web site. We have devoted a significant portion of the proceeds from our initial public offering to expand our sales and marketing efforts as part of our brand-building efforts. These efforts may not be successful.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE.

     Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. To be successful, we must adapt to our rapidly changing market by continually enhancing our existing services and adding new services to address our customers' changing demands. We could incur substantial costs if we need to modify our services or infrastructure to adapt to these changes. Our business could be adversely affected if we were to incur significant costs without generating related revenues or if we cannot adapt rapidly to these changes.

     Our business could also be adversely affected if we experience difficulties in introducing new or enhanced services or if these services are not favorably received by users. We may experience technical or other difficulties that could delay or prevent us from introducing new or enhanced services. Furthermore, after these services are introduced, we may discover errors in these services which may require us to significantly modify our software or hardware infrastructure to correct these errors.

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF THE EMERGING MARKET FOR ONLINE BUSINESS AND FINANCIAL INFORMATION.

     The success of our business will depend on the growing use of the Internet for the dissemination of business and financial information. The number of individuals and institutions that use the Internet as a primary source of business and financial information may not continue to grow. The market for the distribution of business and financial information, including EDGAR-based content, over the Internet has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed electronic distribution services over the Internet and private networks. As is typical of a rapidly evolving industry, demand and market acceptance for new services are subject to a high level of uncertainty.

     Because the market for our products and services is new and rapidly evolving, it is difficult to predict with any certainty what the growth rate, if any, and the ultimate size of this market will be. We cannot be certain that the market for our services will continue to develop or that our services will ever achieve a significant level of market acceptance. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if our services do not achieve significant market acceptance, or if pricing becomes subject to considerable competitive pressures, our business, results of operations and financial condition would be materially adversely affected.

MAINTAINING EXISTING AND ESTABLISHING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB SITES IS CRUCIAL TO OUR FUTURE SUCCESS.

     Because our advertising revenues, which form a significant component of our total revenues, depend to a great extent on the traffic to our Web site, our business could be adversely affected if we do not maintain our current, and establish additional, content distribution relationships on commercially reasonable terms or if a significant number of our content distribution relationships do not result in increased use of our Web site. We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web site. For example, in the month of June 1999, approximately 25% of our traffic came to us from the Web sites to which we have licensed our EDGAR-based content. There is intense competition for placements on high-traffic Web sites, and we may not be able to maintain our present contractual relationships or enter into any additional relationships on commercially reasonable terms, if at all. Even if we maintain our existing relationships or enter into new content distribution relationships with other Web sites, they themselves may not continue to attract significant numbers of users. Therefore, our Web site may not continue to receive significant traffic or receive additional new users from these relationships.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY.

     We are dependent upon the continued demand for the distribution of business and financial information over the Internet, making our business susceptible to a downturn in the financial services industry. For example, a decrease in the number of individuals investing their money in the equity markets could result in a decrease in the number of subscribers utilizing our Web site for real-time access to EDGAR filings. This downturn could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

     We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last two years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the twelve months ended December 31, 1998, our DoubleClick-related paid advertising revenue was 24% of our total 1998 revenues. For the six months ended June 30, 1999, our DoubleClick-related paid advertising revenue was 19% of our total revenues for this period.

     Our existing agreement with DoubleClick can be canceled by either party on 90 days notice. In addition, this agreement does not prohibit DoubleClick from selling the same type of service that we currently receive from them to Web sites that compete with our site. If DoubleClick is unable or unwilling to provide these advertising services to us in the future, we would be required to obtain them from another provider or perform them ourselves. We would likely lose significant advertising revenues while we are in the process of replacing DoubleClick's services.

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

     We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 24% and 21% of our total revenues for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web site, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. Because advertising sales make up a significant component of our revenues, either of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

     Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until recently, we had not employed any sales executives to sell our corporate services. During the period March 1, 1999 through August 1, 1999, we hired four corporate salesmen whose task is to market and sell our services to the corporate market. These efforts may not be successful.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH.

     We have experienced and are currently experiencing a period of significant growth. If we are unable to manage our growth effectively, our business will be adversely affected. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our technical, financial and managerial resources. As part of this growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of sales and product development.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF OUR NEWLY-HIRED EXECUTIVES CANNOT WORK TOGETHER EFFECTIVELY.

     Several members of our senior management joined us recently, including our President and Chief Operating Officer in March 1998 and both our Vice President of Corporate Sales and Chief Financial Officer in March 1999. These individuals, who are becoming integrated as a management team, have not previously worked together and may not be able to work together effectively to successfully manage our growth.

WE DEPEND ON KEY PERSONNEL.

     Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer, Marc Strausberg, Chairman and Chief Information Officer, Tom Vos, President and Chief Operating Officer and Greg Adams, Chief Financial Officer, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain "key person" life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain restrictive covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

     We depend on third parties to develop and maintain the software and hardware we use to operate our Web site. iXL Enterprises, Inc., an Internet strategy consulting company, develops, maintains and upgrades our proprietary software, which includes those features which enable users to locate and retrieve data, as well as our database of EDGAR filings, Web-based customer interfaces and customer support and billing systems. While our contract with iXL is currently on a month-to-month basis, we are in negotiations with iXL to amend our agreement to provide for a more definitive term. If iXL were unable or unwilling to provide these services, we would need to find a suitable replacement. The failure to find a suitable replacement or to come to an agreement with an acceptable alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

     We also have a hosting contract with Globix Corporation, a provider of Internet services, pursuant to which Globix operates and maintains the Web servers owned by us in their New York City data center. Our hosting contract with Globix expires in July 2003. If Globix were unable or unwilling to provide these services, we would have to find a suitable replacement. Our operations could be disrupted while we were in the process of finding a replacement for Globix and the failure to find a suitable replacement or to reach an agreement with an alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

WE FACE A RISK OF SYSTEM FAILURE.

     Our ability to provide EDGAR content on a real-time basis depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system provided by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with advertisers.

     Our operations depend on Globix's ability to protect its and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Globix provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, Globix does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our Web site provided by Globix could materially adversely affect our business, results of operations and financial condition. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in the delivery of our services. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

THERE ARE RISKS OF INCREASED USERS STRAINING OUR SYSTEMS AND OTHER SYSTEM MALFUNCTIONS.

     In the past, our Web site has experienced significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. In addition, the number of our users has continued to increase over time and we are seeking to further increase the size of our user base and the frequency with which they use our services. Therefore, our Web site must accommodate an increasingly high volume of traffic and deliver frequently updated information. Our Web site has in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware capacity restraints and software failures. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers.

     We also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our Web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. These types of occurrences could cause users to perceive our Web site as not functioning properly and cause them to use other methods, including the SEC's Web site or those of our competitors, to obtain EDGAR-based information.

WE LICENSE THE TERM EDGAR FROM THE SEC AND DEPEND ON OTHER INTELLECTUAL
PROPERTY.

     Trademarks and other proprietary rights, principally our proprietary database technology, are important to our success and our competitive position. The SEC is the owner of a United States trademark registration covering the use of the term EDGAR. We have obtained a non-exclusive, royalty-free license from the SEC to use the term EDGAR in our trademarks, service marks and corporate name. This license is due to expire in September 2008. Since we have built significant brand recognition through the use of the term EDGAR in our service offerings, company name and Web site, our business, results of operations and financial condition could be adversely affected if we were to lose the right to use the term EDGAR in the conduct of our business.

     We seek to protect our trademarks and other proprietary rights by entering into confidentiality agreements with our employees, consultants and content distribution partners, and attempting to control access to and distribution of our proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our proprietary information. The precautions we take may not prevent this type of misappropriation. In addition, our proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

     Finally, third parties could claim that our database technology infringes their proprietary rights. Although we have not been subjected to litigation relating to these types of claims, such claims and any resultant litigation, should it occur, could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. Even if we prevail, such litigation could be time-consuming and expensive, and could result in the diversion of our time and attention, any of which could materially adversely affect our business, results of operations and financial condition. Any claims or litigation could also result in limitations on our ability to use our trademarks and other intellectual property unless we enter into license or royalty agreements, which agreements may not be available on commercially reasonable terms, if at all.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

     We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund more rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

WE FACE YEAR 2000 RISKS.

     Because our business is completely dependent on the ability of our customers to access our services through their computer systems and the Internet, any serious disruption of this computer infrastructure caused by the Year 2000 problem could have a material adverse effect on our business, financial condition and results of operations. A disruption of this type could result from problems experienced by our information providers, our information technology systems, such as our Web servers, or from external problems affecting the Internet and the methods our customers use to gain access to our services, such as Internet service providers and online service providers. Efforts to comply with Year 2000 requirements may disrupt or delay our ability to continue developing and marketing our services, or we may incur unexpected costs in connection with our Year 2000 compliance efforts. Any such Year 2000 related disruptions could have a material adverse effect on our business, operating results and financial condition.


WE ARE DEPENDENT ON THE INTERNET INFRASTRUCTURE.

     Our future success will depend, in significant part, upon the maintenance of the various components of the Internet infrastructure, such as a reliable backbone network with the necessary speed, data capacity and security, and the timely development of enabling products, such as high-speed modems, which provide reliable and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased user bandwidth requirements, we cannot be sure that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and such outages or delays could adversely affect our Web site and the Web sites of our co-branded partners, as well as the Internet service providers and online service providers our customers use to access our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot predict whether the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained.

WE ARE SUBJECT TO UNCERTAIN GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET.

     There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Any new laws or regulations relating to the Internet could adversely affect our business. In addition, current laws and regulations may be applied and new laws and regulations may be adopted in the future that address issues such as user privacy, pricing, taxation and the characteristics and quality of products and services offered over the Internet. For example, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet, which could increase our expenses and discourage people from using the Internet to obtain business and financial information. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet.

WE FACE WEB SECURITY CONCERNS THAT COULD HINDER INTERNET COMMERCE.

     Any well-publicized compromise of Internet security could deter more people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers who seek to encourage people to use the Internet to purchase goods or services, our business could be adversely affected by this type of development. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems, including potential private and governmental legal actions, caused by such breaches.

WE COULD FACE LIABILITY AND OTHER COSTS RELATING TO OUR STORAGE AND USE OF PERSONAL INFORMATION ABOUT OUR USERS.

     Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. This policy statement is available to users of our subscription services when they initially register. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and several states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these regulators chose to investigate our privacy practices.

WE MAY BE LIABLE FOR INFORMATION DISPLAYED ON OUR WEB SITE.

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement, violation of the securities laws or other claims relating to the information that we publish on our Web site, which may materially adversely affect our business. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web site through links to other Web sites. Our general liability insurance may not cover these claims and may not be adequate to protect us against all liabilities that may be imposed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       INTEREST RATE SENSITIVITY. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 1999, all of our investments mature in less than one year.

        EXCHANGE RATE SENSITIVITY. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. Therefore, we also have not engaged in any hedging transactions to date.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

       None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       On May 26, 1999, the Company's Registration Statement on Form S-1 (File No.333-75291) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. A total of 3,600,000 shares of the Company's common stock were sold. The managing underwriters were C.E. Unterberg, Towbin and Fahnestock & Co, Inc. All of the shares of common stock were sold by the Company at a public offering price of $9.50 per share, resulting in gross proceeds of $34.2 million. The sum of $2.4 million was applied to the underwriting discount and approximately $1.3 million was applied to related expenses. As a result, net proceeds of the offering to the Company were approximately $30.5 million. As of June 30, 1999, the net proceeds to the Company have been applied as follows: (i) $1.3 million for repayment of outstanding indebtedness, (ii) $345,000 expansion of sales and marketing efforts, and (iii) $28.9 million in temporary investments. None of the net proceeds of the offering were paid by the Company, directly or indirectly, to any director or officer of the Company or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company, except for $644,000 paid to the Company's Chairman and Chief Executive Officer for accrued and unpaid salary.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

     b. Reports on Form 8-K:

          There were no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               EDGAR ONLINE, INC.
                                               --------------------------------
                                                  (Registrant)



Dated:   August 13, 1999                       /s/ Greg Adams
                                               --------------------------------
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Dated:     August 13, 1999                     /s/Susan Strausberg
                                               --------------------------------
                                               Susan Strausberg
                                               Chief Executive Officer

                                  EXHIBIT INDEX



         Exhibit No.                       Description
         -----------                       -----------

            (27)         Financial Data Schedule for the Six Months ended
                         June 30, 1999