Form 10-Q
period 1999-09-30
EDGAR ONLINE INC
filed 1999-11-15
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x ] No


Number of shares of common stock outstanding at November 15, 1999: 12,446,834 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX


[PAGE NUMBERS TO BE ADDED BEFORE FILING]
                                                                                                                    Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statements of Operations
         Three and Nine Months Ended September 30, 1998 (unaudited) and 1999 (unaudited)................. .........    3

Balance Sheets
         December 31, 1998 and September 30, 1999 (unaudited).....................................................     4

Statements of Cash Flows
         Nine Months Ended September 30, 1998 (unaudited) and 1999 (unaudited)....................................     5

Notes to Financial Statements.....................................................................................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk................................................    18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.........................................................................................    19

ITEM 2. Changes in Securities and Use of Proceeds.................................................................    19

ITEM 3. Defaults Upon Senior Securities...........................................................................    19

ITEM 4. Submission of Matters to a Vote of Security Holders.......................................................    19

ITEM 5. Other Information.........................................................................................    19

ITEM 6. Exhibits and Reports on Form 8-K..........................................................................    19

Signatures........................................................................................................    20

Exhibit Index.....................................................................................................    21

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,

                                              1999           1998           1999           1998
                                          --------       --------       --------       --------
Revenues:
      Individual subscriptions            $    387       $    246       $    992       $    646
      Corporate contracts                      271             77            583            177
      Advertising                              481            119            835            321
      Barter advertising                       346             50            686            199
      Other barter                              34             19            103             50
                                          --------       --------       --------       --------
Total revenues                               1,519            511          3,199          1,393

Cost of revenues:
      Software and Web site
        costs                                  145             57            290            228
      Barter advertising expense               346             50            686            199
                                          --------       --------       --------       --------
                                               491            107            976            427

Gross profit                                 1,028            404          2,223            966

 Operating expenses:
      Sales and marketing                      905             93          1,697            267
      Development expenses                     302             95            571            266
      General and administrative               952            444          2,481            989
      Amortization of intangibles              109           --              109           --
                                          --------       --------       --------       --------
                                             2,268            632          4,858          1,522

      Loss from operations                  (1,240)          (228)        (2,635)          (556)

Interest and other income
         (expense), net                        376            (38)           378            (73)
                                          --------       --------       --------       --------
      Loss before income taxes                (864)          (266)        (2,257)          (629)

Income tax provision                          --             --             --             --
                                          --------       --------       --------       --------
      Net loss                            $   (864)      $   (266)      $ (2,257)      $   (629)
                                          ========       ========       ========       ========

Basic and diluted weighted
     average shares outstanding             11,736          6,121          8,922          6,090
Basic and diluted net loss per share      $  (0.07)      $  (0.04)      $  (0.25)      $  (0.10)


See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                SEPTEMBER 30,
                                                                                    1999        DECEMBER 31,
                                                                                 (UNAUDITED)        1998
                                                                                  ---------       --------
                       ASSETS
Cash and cash equivalents                                                          $  9,018       $    148
Marketable securities                                                                18,084           --
Accounts receivable, less allowance of
   $54 and $32 at September 30, 1999 and December
   31, 1998, respectively                                                               476            135
Other                                                                                   300              7
                                                                                   --------       --------
       Total current assets                                                          27,878            290

Property and equipment, net                                                           1,236            412
Intangibles                                                                           9,851           --
Other assets                                                                             32             83
                                                                                   --------       --------
       Total assets                                                                $ 38,997       $    785
                                                                                   ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of notes payable                                                   $   --         $     59
Accounts payable                                                                        403            329
Accrued expense                                                                       1,024             67
Deferred revenues                                                                       315            208
Due to employee                                                                        --               15
Capital lease payable, current portion                                                   70             53
                                                                                   --------       --------
       Total current liabilities                                                      1,812            731

Notes payable, long-term                                                               --            1,414
Capital lease payable, long-term                                                         94             83
Accrued interest payable                                                               --              134
Due to officers, net                                                                   --              644
                                                                                   --------       --------
       Total liabilities                                                              1,906          3,006

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,446,834 and
   6,331,290 shares issued and outstanding at September 30, 1999 and December
   31, 1998, respectively
                                                                                        124             63
Additional paid-in capital                                                           43,970          2,462
Accumulated deficit                                                                  (7,003)        (4,746)
                                                                                   --------       --------
       Total stockholders' equity                                                    37,091         (2,221)
                                                                                   --------       --------
       Total liabilities and stockholders' equity                                  $ 38,997       $    785
                                                                                   ========       ========

See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                         1999          1998
                                                                                      --------       --------
Cash flows from operating activities:
     Net loss                                                                         $ (2,257)      $   (629)
                                                                                      --------       --------
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         244             83
     Accretion and amortization of debt discount                                            14           --
     Provisions for bad debts                                                               57           --
     Noncash services, net                                                                 (30)           (31)
     Stock compensation expense                                                              6           --
     Changes in assets and liabilities:
         Accounts receivable                                                              (347)           (49)
         Other assets                                                                     (228)          (109)
         Accounts payable and accrued expenses                                            (651)          (138)
         Accrued interest                                                                 (134)            17
         Due to employee                                                                   (15)            14
         Due to officers, net                                                             (644)            94
         Deferred revenues                                                                  46             77
                                                                                      --------       --------
                  Total adjustments                                                     (1,682)            42
                                                                                      --------       --------
                  Net cash (used in) operating activities                               (3,939)          (671)
                                                                                      --------       --------

Cash used in investing activities:
      Purchases of property, plant and equipment                                          (204)           (77)
      Net cash acquired from acquisition of FreeEDGAR                                       41           --
      Purchases of investments                                                         (18,084)          --
                                                                                      --------       --------
                  Net cash (used in) investing activities                              (18,247)           (77)

Cash flows from financing activities:
     Proceeds from issuances of common stock                                            35,280           --
     Costs incurred in connection with issuances of common stock                        (3,725)          --
     Proceeds from exercise of  warrants                                                 1,015           --
     Principal payments on notes payable                                                (1,459)         1,000
     Payments on capital lease obligations                                                 (55)           (10)
                                                                                      --------       --------
                  Net cash provided by financing activities                             31,056            990
                                                                                      --------       --------
                  Net change in cash and cash equivalents                                8,870            242
Cash and cash equivalents at beginning of period                                           148             17
                                                                                      --------       --------
Cash and cash equivalents at end of period                                            $  9,018       $    259
                                                                                      ========       ========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $    153       $      3
Notes payable settled in exchange for services provided                               $     56       $     36
Stock warrants issued in exchange for services provided                               $     26       $      5
Equipment acquired under capital leases                                               $     83       $    164
Shares issued in acquisition of Partes Corporation                                    $  7,805       $   --

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

(2)  UNAUDITED INTERIM FINANCIAL INFORMATION

       The unaudited interim financial statements of the Company as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

       In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the three and nine months ended September 30, 1999 and 1998, respectively. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the expected results for the full fiscal year or any future period. Certain prior period balances have been reclassified to conform to the current period presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reopened amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Anti-dilutive potential common shares outstanding were 794,053 and 689,771 for the three months ended September 30, 1998 and 1999, respectively, and 559,250 and 1,187,339 for the nine months ended September 30, 1998 and 1999, respectively.

(4) STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

     On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There were no preferred shares issued or outstanding at September 30, 1999.

     On March 30, 1999, the Company completed the sale of an aggregate of 240,000 shares of its common stock to three investors at $4.50 per share resulting in net proceeds of $1,055,250.

     On May 26, 1999, the Company sold 3,600,000 shares of its common stock to the public at $9.50 per share for net proceeds of approximately $30.5 million. In connection with this offering, the Company, its underwriters and the holder of the Convertible Debenture agreed that such holders would convert the Convertible Debenture into 670,000 shares of the Company's common stock prior to the close of the IPO. In addition, certain holders of warrants to purchase Company common stock also agreed to exercise the warrants into an aggregate of 696,667 shares of common stock prior to the close of the IPO.

(5) COMPREHENSIVE INCOME

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) during 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no differences between the Company's comprehensive loss and its net loss as reported for any of the periods presented.

(6) ACQUISITION OF PARTES CORPORATION

     On September 10, 1999, the Company acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Web site. Under the terms of the agreement, the Company purchased all of the outstanding equity of Partes for approximately $9.0 million. The purchase price included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at approximately $7.8 million, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of approximately $0.3 million, in exchange for all outstanding Partes stock options, and (3) approximately $0.9 million in fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the assets, liabilities and operating results of Partes have been included in the accompanying financial statements from the effective date of the acquisition. The Company is in the process of finalizing the assignment of the purchase price to the fair values of the assets acquired and liabilities assumed. Until the valuation of the fair values of the net assets acquired is completed, the excess of the purchase price over the estimated fair value of the net assets acquired is currently identified as intangible assets in the accompanying balance sheet and is being amortized over five years, the estimated blended useful life of the excess purchase price.

     The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of 1998 or 1999, nor is it necessarily indicative of results that may occur in the future.

                                                        PRO FORMA
                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    -----------------
                                                    1999         1998
                                                    ----         ----
                                                  (IN THOUSANDS EXCEPT
                                                     PER SHARE DATA)

Revenues                                          $ 3,555      $ 1,461
Net loss                                          $(6,248)     $(4,302)
Net loss per share                                $ (0.64)     $ (0.61)

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

     In addition, a portion of our revenues is derived from barter transactions. Barter advertising revenue is a non-cash item and relates to advertising placed on our Web site by other Internet companies in exchange for our advertising placed on their Web sites. Barter advertising revenue is recorded in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the estimated fair market value of the services received or provided, whichever is more objectively determinable. Other barter revenue is also non-cash and relates to corporate contract sales for which we received computer equipment or other non-cash consideration for services provided. The amount of such revenues are recorded at the estimated fair market value of the equipment or services received or services provided, whichever is more objectively determinable. Barter expenses reflect the expense offset to barter revenue.

     We intend to increase our operating expenses to fund increased marketing and advertising, to enhance our Web site and to continue to establish relationships critical to our success.

     We also have interest income from the investment of the net proceeds of our initial public offering. In May 1999, we sold 3,600,000 shares of our common stock at a price of $9.50 per share resulting in net proceeds of approximately $30.5 million. After the application of a portion of the proceeds as described in our prospectus, we have invested the remaining funds in short term, interest bearing investment grade securities.

RESULTS OF OPERATIONS

     Revenues

     Revenues increased 197% to $1.52 million in the three-month period ended September 30, 1999, from $511,000 for the comparable period in 1998. The growth in revenues is primarily attributable to a $141,000 or 57%, increase in individual subscription revenues, a $194,000 or 252%, increase in corporate contract revenues a $362,000 or 304%, increase in advertising revenues and an increase of $311,000 or 451% in barter revenues. Revenues increased 130% to $3.20 million for the nine-month period ended September 30, 1999, from $1.4 million for the comparable period in 1998. The growth in revenues is primarily attributable to a $346,000 or 54%, increase in individual subscription revenues, a $406,000 or 229%, increase in corporate contract revenues, a $514,000 or 160% increase in advertising revenues, and an increase of $540,000 or 217% in barter revenues. The number of individual subscriptions increased from approximately 5,400 subscriptions at September 30, 1998 to approximately 11,200 subscriptions at September 30, 1999, offset by a decrease in average revenue per subscriber in the first nine months of 1999 due to a larger percentage of new subscribers joining at our lowest subscription rate of $9.95 per month. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month from approximately 10 at September 30, 1998 to approximately 35 at September 30, 1999. The increase in advertising revenues is primarily due to the increase in the number of advertisers and ads delivered, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web site. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

     Cost of Revenues

     Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web site. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 359% to $491,000 in the three-month period ended September 30,1999, from $107,000 for the comparable period in 1998. Total cost of revenues increased 129% to $976,000 in the nine-month period ended September 30, 1999, from $427,000 for the comparable period in 1998. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins related to the sale of services were 68% in the three-month period ended September 30, 1999 and 79% for the comparable period in 1998. Gross margins were 69% in the nine-month period ended September 30, 1999 and 69% for the comparable period in 1998. The decrease in gross margins for the three month period ended September 30, 1999 is mainly attributable to the fact that our software and Web site maintenance costs increased.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 873% to $905,000 in the three months ended September 30, 1999 from $93,000 in the equivalent period in 1998. As a percentage of revenues, sales and marketing expenses increased to 60% in the three months ended September 30, 1999 from 18% for the comparable period in 1998. Sales and marketing expenses increased 536% to $1.7 million in the nine months ended September 30, 1999 from $267,000 for the comparable period in 1998. As a percentage of revenues, sales and marketing expenses increased to 53% in the nine months ended September 30, 1999 from 19% for the comparable period in 1998. The increase in sales and marketing expenses in dollar terms in both the three and nine months ended September 30, 1999 was due to an expansion of our sales force, higher advertising commissions due to increased advertising volume, increased marketing activities, including the development of our marketing materials and expenditures to increase the EDGAR brand awareness. We expect sales and marketing expenses to increase as we expand our marketing campaign and hire additional sales and marketing personnel.

Development. Development expenses increased 218% to $302,000 for the three months ended September 30, 1999 from $95,000 in the comparable period of 1998. As a percentage of revenues, development expenses increased to 20% in the three months ended September 30, 1999 from 19% for the comparable period in 1998. Development expenses increased 115% to $571,00 for the nine months ended September 30, 1999 from $266,000 for the comparable period of 1998. As a percentage of revenues, development expenses decreased slightly to 18% in the nine months ended September 30, 1999 from 19% for the comparable period in 1998. The increase in development expenses is primarily due to the expansion of content on our web site and development of corporate products.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 114% to $952,000 in the three months ended September 30, 1999 from $444,000 for the comparable period in 1998. As a percentage of revenues, general and administrative expenses decreased to 63% in the three months ended September 30, 1999 from 87% for the comparable period in 1998. General and administrative expenses increased 151% to $2.5 million in the nine months ended September 30, 1999 from $989,000 for the comparable period in 1998. As a percentage of revenues, general and administrative expenses increased to 78% in the nine months ended September 30, 1999 from 71% for the comparable period in 1998. The increase in general and administrative expenses in dollar terms in both the three and nine months ended September 30, 1999 was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1999 we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.5 million.

     Net cash used in operating activities was $3.9 million and $671,000 for the nine months ended September 30, 1999 and 1998, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. Net cash provided by financing activities was $31.1 million for the nine months ended September 30, 1999.

     Capital expenditures, primarily for computers, office and communications equipment, totaled $204,000 for the nine months ended September 30, 1999 and $77,000 for the nine months ended September 30, 1998. The purchases were required to support our expansion and increased infrastructure.

     At September 30, 1999, we had cash and cash equivalents on hand of $9.0 million and marketable securities of $18.0 million. We believe that our existing capital resources and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.


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

     Our Web site developer has advised us that our proprietary software has been designed to be Year 2000 compliant and has performed on our behalf Year 2000 compliance simulations on our proprietary software to test system readiness. This testing was completed in June, 1999. All of our systems tested performed correctly under test conditions. Based on the results of these Year 2000 simulation tests, there is no current need to revise the code of our proprietary software to improve its Year 2000 compliance. We have been informed by many of the vendors of material hardware and software components of our IT systems, including Globix and TRW (which acts under contract as the SEC's dissemination agent for the EDGAR system and from which we purchase our Level I EDGAR feed), and by our advertising services provider, DoubleClick, that the products used by them to provide services to us are currently Year 2000 compliant. We have finalized our process of obtaining assurances from other vendors of our material hardware and software components of our IT systems with respect to their Year 2000 compliance. Similarly, we have obtained assurances from providers of material non-IT systems of their year 2000 compliance.

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

     Contingency Plan: The Company is considering certain contingency plans that are available in the event of a Year 2000 failure. For instance, since our two Web sites utilize distinct computer and communications hardware and software systems, in the event one of our sites experiences a Year 2000 failure, we would divert user traffic to our alternate site. We are continuing to investigate other solutions and contingency plans to meet our Year 2000 compliance requirements.


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION


WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

     As an early stage company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site, located at http://www.edgar-online.com, in January 1996 and began operating our Free EDGAR Website, located at http://www./Freeedgar.com, following our acquisition of Partes in September 1999. Accordingly, we have a limited operating history on which you can evaluate our business and prospects. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, individual subscription fees and advertising sales. In order to increase our revenues, we must successfully:

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE THAT LOSSES WILL CONTINUE.

     As of September 30, 1999, we had an accumulated deficit of $7,003,000. We may not ever generate sufficient revenues to achieve profitability. We incurred net losses of $835,853 for the year ended December 31, 1996, $1,497,899 for the year ended December 31, 1997, $2,221,474 for the year ended December 31, 1998 and $2,257,000 for the nine months ended September 30, 1999. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected.

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

         - proprietary information services and Web sites targeted to business, finance and investing needs, including those providing EDGAR content, such as Bloomberg, 10K Wizard and LIVEDGAR; and

         -  Web-based providers of free EDGAR information.

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

WE MAY NOT BE SUCCESSFUL IN INCREASING BRAND AWARENESS.

     Our future success will depend, in part, on our ability to increase the brand awareness of our EDGAR Online Web site. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our Web site. We have devoted a significant portion of the proceeds from our IPO to expand our sales and marketing efforts as part of our brand-building efforts. These efforts may not be successful.

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

MAINTAINING EXISTING AND ESTABLISHING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB SITES IS CRUCIAL TO OUR FUTURE SUCCESS.

     Because our advertising revenues, which form a significant component of our total revenues, depend to a great extent on the traffic to our Web site, our business could be adversely affected if we do not maintain our current, and establish additional, content distribution relationships on commercially reasonable terms or if a significant number of our content distribution relationships do not result in increased use of our Web site. We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web site. For example, in the month of September 1999, approximately 25% of our traffic came to us from the Web sites to which we have licensed our EDGAR-based content. There is intense competition for placements on high-traffic Web sites, and we may not be able to maintain our present contractual relationships or enter into any additional relationships on commercially reasonable terms, if at all. Even if we maintain our existing relationships or enter into new content distribution relationships with other Web sites, they themselves may not continue to attract significant numbers of users. Therefore, our Web site may not continue to receive significant traffic or receive additional new users from these relationships.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

         We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last two years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the twelve months ended December 31, 1998, our DoubleClick-related paid advertising revenue was 24% of our total 1998 revenues. For the nine months ended September 30, 1999, our DoubleClick-related paid advertising revenue was 26% of our total revenues for this period.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

     We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 24% and 26% of our total revenues for the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web site, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. Because advertising sales make up a significant component of our revenues, either of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

     Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until recently, we had not employed any sales executives to sell our corporate services. During the period March 1, 1999 through November 1, 1999, we hired six corporate salesmen whose task is to market and sell our services to the corporate market. These efforts may not be successful.

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

WE FACE RISKS IN CONNECTION WITH OUR RECENT ACQUISITION AND OTHER ACQUISITIONS AND BUSINESS COMBINATIONS THAT WE MAY CONSUMMATE.

We plan to continue to expand our operations and market presence by making acquisitions, such as our recent FreeEDGAR acquisition and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

- difficulty assimilating the operations, technology and personnel of the combined companies,

- disruption of our ongoing business,

- problems retaining Key technical and managerial personnel,

- expenses associated with amortization of goodwill and other purchased intangible assets,

- additional operating losses and expenses of acquired businesses, and

- impairment of relationships with existing employees, customers and business partnres.

We may not succeed in addressing these risks. In addition, the business we have acquired, and in the future may acquire, may continue to incur operating losses.

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

THERE ARE RISKS OF INCREASED USERS STRAINING OUR SYSTEMS AND OTHER SYSTEM MALFUNCTIONS.

     In the past, our Web sites have experienced significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. In addition, the number of our users has continued to increase over time and we are seeking to further increase the size of our user base and the frequency with which they use our services. Therefore, our Web site must accommodate an increasingly high volume of traffic and deliver frequently updated information. Our Web sites have in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware capacity restraints and software failures. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

These types of occurrences could cause users to perceive our Web sites as not functioning properly and cause them to use other methods, including the SEC's Web site or those of our competitors, to obtain EDGAR-based information.

WE LICENSE THE TERM EDGAR FROM THE SEC AND DEPEND ON OTHER INTELLECTUAL
PROPERTY.

     Trademarks and other proprietary rights, principally our proprietary database technology, are important to our success and our competitive position. The SEC is the owner of a United States trademark registration covering the use of the term EDGAR. We have obtained a non-exclusive, royalty-free license from the SEC to use the term EDGAR in our trademarks, service marks and corporate name. This license is due to expire in September 2008. Since we have built significant brand recognition through the use of the term EDGAR in our service offerings, company name and Web sites, our business, results of operations and financial condition could be adversely affected if we were to lose the right to use the term EDGAR in the conduct of our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       INTEREST RATE SENSITIVITY. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 1999, all of our investments mature in less than one year.

         EXCHANGE RATE SENSITIVITY. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. Therefore, we also have not engaged in any hedging transactions to date.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

       None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       On May 26, 1999, the Company's Registration Statement on Form S-1 (File No.333-75291) was declared effective by the Securities and Exchange Commission which registration statement related to the Company's initial public offering of common stock. Net proceeds of the offering to the Company were approximately $30.5 million. As of September 30, 1999, the net proceeds to the Company have been applied as follows: (i) $1.3 million for repayment of outstanding indebtedness, (ii) $345,000 expansion of sales and marketing efforts, and (iii) $28.9 million in temporary investments.

       On September 10, 1999, the Company acquired all of the issued and outstanding securities of FreeEDGAR.com,Inc. (formerly known as Partes Corporation ("Partes")) pursuant to a merger of a newly formed, wholly-owned subsidiary of the Company with and into partes, in exchange for 908,877 shares of the Company's common stock. In addition, the Company assumed vested options and warrants and non-vested options to purchase capital stock of Partes, which options are exercisable for an aggregate of [76,751] [your number in the 8K/A was 75,039 shares of the Company's common stock. The issuance of shares of the Company's common stock and the assumption of options and warrants were made in reliance on Section 4(2) and/or Regulation D promulgated under the Securities Act.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a. The exhibits listed in the accompanying Index to Exhibits are submitted as part of this Report on Form 10-Q.

     b. Reports on Form 8-K:

On September 24, the Company filed a Current Report on Form 8K under Item 2 announcing the Company's acquisition of Partes Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EDGAR ONLINE, INC.

                                              (Registrant)



Dated:     November 15, 1999
                                           Greg D. Adams
                                           Chief Financial Officer



Dated:     November 15, 1999

                                           Tom Vos
                                           President and Chief Operating Officer

                                  EXHIBIT INDEX


         Exhibit No.                       Description
         -----------                       -----------

            (27)         Financial Data Schedule