Form 10-K405
period 1999-12-31
EDGAR ONLINE INC
filed 2000-03-30
CIK 1080224

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                          Commission File No. 0-26071

                               EDGAR ONLINE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    06-1447017
  (State or other jurisdiction                     (I.R.S. Employer
of  incorporation or organization)                 Identification No.)

    50 Washington Street, Norwalk CT                       06854
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code: (203) 852-5666

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                                (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO: ____

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 20, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by the Nasdaq National Market was approximately $88,925,124 (calculated by excluding shares owned beneficially by directors and officers).

                  As of March 20, 2000 there were 12,458,478 shares of the registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               INDEX TO FORM 10-K

                                       FOR

                               EDGAR ONLINE, INC.

Item 1.      Business ......................................................... 1

Item 2.      Properties ....................................................... 23

Item 3.      Legal Proceedings ................................................ 24

Item 4.      Submission of Matters to a Vote of Security Holders .............. 24

                                        PART II.

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters .............................................. 25

Item 6.      Selected Consolidated Financial Data ............................. 25

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations ........................................ 27

Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk ............................................................. 32

Item 8.      Financial Statements and Supplementary Data ...................... 32

Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................... 33

                                        PART III.

Item 10.     Directors and Executive Officers of the Registrant ............... 34

Item 11.     Executive Compensation ........................................... 37

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management ....................................................... 43

Item 13.     Certain Relationships and Related Transactions ................... 46

                                         PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K .............................................................. 47

Signatures   .................................................................. 50

                                     PART I

ITEM 1.  BUSINESS

         Certain statements contained in this Annual Report on Form 10-K ("Form 10-K") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

         Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

THE COMPANY

         Overview

         We are an Internet-based provider of business, financial and competitive information about public companies. We derive this information primarily from the SEC's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system and provide it to corporations, Web sites and individuals on a real-time basis. We enhance raw SEC filings by organizing and processing them into an easily accessible and searchable format and use proprietary software to extract specific information requested by our customers. Our three primary sources of revenue are contracts with corporate customers, subscribers to our Web site services and advertising revenues.

         Corporate Sales

         Sales to corporate customers is one of the fastest growing segments of our business. These customers purchase our data for use on corporate intranets, private networks and Web sites. Our proprietary data mining technology allows us to provide specific information tailored to their particular needs. Our corporate customers include companies in a broad range of industries including financial service organizations, such as Merrill Lynch and Zurich Reinsurance, and news service providers, such as Reuters and Standard & Poors. Within these organizations, we tailor our services to various departments including marketing, sales, human resources, financial and legal.

         Subscriptions

         We believe that EDGAR Online is the preeminent brand for EDGAR-based business, financial and competitive information over the Internet. As of February 29, 2000, we had more than 325,000 registered users, of which 14,500 were paying subscribers. We offer these services through our Web sites, located at www.edgar-online.com, www.ipo-express.com and www.freeedgar.com. Revenues from these sites are generated through the sale of subscriptions and other premium services.

         Advertising

          We also generate advertising revenues through the sale of banners and sponsorship buttons on our Web sites and sponsored e-mail alerts to our registered users. In the first quarter of 2000, our three Web sites delivered in excess of 80 million ad impressions. We have contracts to deliver content to more than 195 widely used Web sites including Yahoo!, Lycos, AltaVista, Infoseek's GO Network, CNET's SNAP, Go2Net, Infospace, CBS MarketWatch, SmartMoney.com, Business Wire and Track Data. These content distribution agreements increase traffic to our Web sites and promote our brand name.

INDUSTRY BACKGROUND AND OPPORTUNITY

         The EDGAR System

         The SEC began to require electronic filings of compliance documents such as prospectuses and annual and quarterly reports in 1994 and, since May 1996, all U.S. public companies have been required to make their SEC filings in an electronic format through the EDGAR system. Certain foreign issuers have also chosen to make their filings with the SEC through the EDGAR system. The SEC established this system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC. Prior to the introduction of the EDGAR system, SEC filings were only available on a delayed basis in costly paper or CD-ROM format from a limited number of document providers or SEC public reference rooms.

         Business Information Market

         Today's business environment is characterized by a rapidly growing demand for fast and easy access to corporate and financial information. As a result of the rapid growth of the Internet, corporate and financial information can now be delivered in a more efficient and less expensive manner. Businesses are using their intranets, private networks and Web sites to deliver competitive and financial information to employees, customers and shareholders. SEC filings are a primary source of this information. According to Simba Information, revenues from the sale of business information delivered online in the U.S. are projected to grow from approximately $40 billion in 1999 to approximately $53 billion in 2003. Simba Information also reports that paid online subscriptions for business and professional information grew almost 47% in 1998 to 5.2 million subscribers and increased in the first two quarters of 1999 to an estimated 6.1 million subscribers. We believe that our proprietary data mining technology and brand name recognition will enable us to take advantage of the growth in this market.

STRATEGY

         Our goal is to become the leading provider of EDGAR-based business, financial and competitive information. We aim to meet the increasing market demand for this information on a real-time, value-added and cost-effective basis, by providing our customers with sophisticated methods of mining data from EDGAR filings and other sources. We strive to maintain EDGAR Online as the most reliable and trusted source of EDGAR-based information for corporate customers and users of our Web services.

         Increase Corporate Sales

         Our objective is to continue to increase the number of corporate customers purchasing our services and the amount of revenue generated by each customer. We will use our proprietary technology to extract information for our corporate customers and tailor this information to their specific needs. We intend to offer our services to a broad range of business and professional customers who have a variety of needs for the types of services we provide. We are continuing to expand our sales force to target this market.

         Expand Beyond the Internet to Reach New Customers

         We believe that we have established EDGAR Online as a leading Internet provider of EDGAR-based information. We intend to maintain this leadership position on the Internet and are now beginning to target other existing and emerging technologies to reach new customers. For example, we are developing products and services for use in wireless network applications and are expanding our sales efforts to news services and data vendors that are using proprietary private networks.

         Expand Internationally

         Approximately eight percent of our current registered users are located outside the United States. We intend to market our services more aggressively in international markets. We intend to expand our database to include filings made outside of the United States and provide our users with access to corporate and financial information from these filings. This will enable us to meet both foreign and domestic demand for information on non-U.S. based companies.

         Expand Functionality and Content Offerings

         We intend to introduce new value-added services to increase revenues from our existing customer base and to attract new customers. We have sophisticated search technology under development to further mine the data in EDGAR filings and plan to market tailored products to specific end users. We are also incorporating additional sources of business and financial information into the services we offer to our clients.

         Enhance Brand Recognition

         We have established strong brand identity in the EDGAR-based retrieval market, in large part due to the high quality of our services and the extensive availability of our branded information on the Internet. We intend to continue to encourage our brand recognition by implementing an aggressive sales and advertising campaign and by entering into additional strategic distribution relationships.

         Pursue Additional Strategic Alliances and Acquisitions

         We will seek additional distribution relationships to ensure that we remain the leading provider of EDGAR-based information on the Internet. We will also seek additional strategic alliances or acquisitions that will enable us to offer additional services, strengthen our selling efforts, improve technology and gain access to complementary services or information that will be of interest to our customer base.

PRODUCTS AND SERVICES

         Corporate Sales

         As of February 29, 2000, we had over 150 corporate customers representing a broad range of industry sectors. These corporate customers pay for having the content of SEC filings processed and delivered to them in ways that best meet their internal needs. We believe that our corporate contract services are attractive to professional firms and large corporations who benefit from using our services to generate valuable business, financial and competitive information to help them conduct their businesses more effectively. Through our corporate contracts, we supply our information to customers for use on their corporate intranets and extranets, subscription Web sites, corporate Web sites and wireless and private networks.

                  Corporate intranets and extranets

                  We provide EDGAR content to corporate customers for their internal use, including on their intranets and extranets. Each of these corporate customers receives a tailored application for their internal use at a price based on content and degree of customization. These services include real-time delivery of selected types of filings or specific elements of filings that contain information for such purposes as sales leads, tracking competitor activity or comparing executive compensation levels. In addition, we offer bulk sales of subscriptions to our Web site services to firms for use by their employees.

                  Subscription Web sites

                  We deliver EDGAR content to other subscription Web sites, such as Multex.com, Newstraders, Scotttrade Securities and StreetFusion, that bundle our content into their service offerings to the business and investment community. These Web sites either integrate our services into their comprehensive offerings or offer our services as higher cost options. We provide Quote.com and Track Data with a digital feed of real-time header information from all EDGAR filings. These Web sites offer this information to their paying subscribers who can download real-time and historical full-text filings from our Web sites.

                  Corporate Web sites

                  Many public companies maintain Web sites that contain information about their businesses, management, press releases and other public information. For a monthly fee, we supply a broad range of companies with their company-specific EDGAR filings for display on their Web sites. This content is typically part of the investor relations section of these companies' Web sites. For example, many of these Web sites provide links to these companies' Form 10-K and Form 10-Q filings, which we provide from our database of EDGAR filings. By contracting with us, these companies are assured that their Web sites contain their most recent EDGAR filings.

                  Wireless and Private Networks

                  We deliver EDGAR content to other information vendors such as Reuters, ILX and Perfect Information, who make EDGAR Online information available to their private network customers. These information vendors either integrate our service into their comprehensive offerings or offer our services for an additional fee. We are also seeking to extend these services to wireless applications.

         Our Web Sites

         We operate three Web sites, each catering to the specific needs of a different target audience. Together, these sites provide services that appeal to both casual users of EDGAR information and to business professionals who require a broader range of value-added services.

         We seek to capture the fast-growing market of users of business and financial information by offering low cost, value-added services to our paying subscribers. We offer basic free content that encourages repetitive usage by visitors to our Web sites. As of February 29, 2000, we had over 325,000 registered users, of which approximately 14,500 were paying subscribers. Based on information from @plan., Inc., an Internet-focused market research provider, we believe our individual users represent a demographic group characterized by levels of education and personal income that are well above the average profile of an Internet user. According to the registration data we collect, these individuals are typically executives, research analysts, bankers, journalists, attorneys, accountants, sales representatives, recruiters, business development and marketing professionals. We provide them with cost-effective and flexible tools to obtain information about companies' financial performance, competitive position, strategic plans, products, expenditure plans, management changes, shareholder changes, capital raising and other information reported in SEC filings.

         The EDGAR Online Web site, located at www.edgar-online.com is our premium value-added content service site. This site features up-to-the-second listing of new EDGAR filings received by the SEC which can be sorted by company name, form type or filing date. Users to the site are offered advanced searching and filtering capabilities that allow users to combine multiple criteria to search EDGAR filings using a company's name, ticker symbol, central index key
(CIK) code, industry, city, state, SEC form type and filing date range. Our proprietary software also adds navigation features which makes it easier to find specific information within the EDGAR filings. The site also allows users to search the EDGAR database for information about individuals named in SEC filings. Individual users who wish to access these full range of services pay a monthly fee starting at $9.95. Our highest standard subscription rate of $99.95 per month entitles a user to unlimited access to real-time filings and Form 144 filings. Selected services are also available to non-paying registered and non-registered users of our Web site. Our service also allows users to store queries and sends e-mail or Web-based alerts immediately when new filings come in that match the user's search criteria. Our software enables users the option of viewing filings in either Hypertext Markup Language, Rich Text Format or on Excel(r) Spreadsheet Format. For an additional fee, users can obtain a hard copy of any filing by overnight delivery.

                  The FreeEDGAR Web site, located at www.freeedgar.com is our value brand site. This site offers free access to all EDGAR filings as well as limited navigation tools to help users find specific sections of the EDGAR filing. The Web site also offers certain searching, display and alerting features which are generally less comprehensive then the features on our premium Web site. This Web site appeals to users of EDGAR information who are willing to forego certain value-added features in exchange for free access to the EDGAR filings. This site is supported by advertising revenues and provides an opportunity to market the value-added services of our premium Web sites.

                  The EDGAR Online IPO Express Web site, located at www.ipo-express.com is a specialized site which displays new public offerings as they are filed, priced, postponed or withdrawn and provides daily and weekly summaries of all companies filing IPO prospectuses with the SEC. Users can quickly and easily access key sections of the prospectus, including competition, risk factors, management and financial data, as well as key details such as underwriters and ticker symbols. Users subscribing to our IPO Alert services can also obtain e-mail or web-based alerts when IPO filings are made and when specific IPO stocks begin trading.

         Advertising

         We have a contract with DoubleClick, an Internet advertising services provider, to sell advertising on our Web sites. In February 2000, DoubleClick sold advertising on our sites to over 225 companies. Our advertisers represent a broad cross section of industries that are attracted by the subject matter of our Web sites and by the demographics of the users of our Web sites. These advertisers include companies such as Datek Online Brokerage Services, Fidelity Investments, Korn Ferry, GTE, Nortel Power and IBM.


KEY CONTENT DISTRIBUTION RELATIONSHIPS

         In order to enhance our brand recognition and audience reach, we have entered into, and are pursuing additional, content distribution contracts. We provide EDGAR content to these partners in order to build traffic to our Web sites. We have more than 195 of these content distribution contracts. These contracts are typically for a one-year term, with automatic renewal, unless either party cancels the agreement within 60 days of the then current term or at any time in the event cause exists. We provide these sites with limited content which they display on their sites using the EDGAR Online brand name. In return, EDGAR Online sites benefit from increased traffic and resulting advertising revenues, which occurs when users of these sites seek additional EDGAR-related information.

         Portal or search engine Web sites

         We provide selected EDGAR content to portal and search engine sites, including Yahoo!, Lycos, AltaVista, Infoseek's GO Network, CNET's SNAP, Go2Net and Infospace. For example, we provide the Yahoo! Finance Web site with headline information about SEC filings and the extracted Management's Discussion and Analysis section of Forms 10-K and 10-Q on a real-time basis. We deliver selected free information for display on other Web sites, such as Infoseek's GO Network and Infospace. We also support co-branded pages, which provide links to our Web sites where we have the opportunity to sell subscriptions. Our agreements with these entities provide us with the right to sell advertising on these co-branded pages. While we typically retain 100% of these advertising revenues, under some of these arrangements, we share up to 20% with our co-branded partners.

         News, financial information and investment sites

         We provide selected EDGAR content to news, financial information and investing sites such as CBS MarketWatch, SmartMoney.com, Track Data, Business Wire and Big Charts. These Web sites offer this information to their paying subscribers who can download real-time and historical full text filings from our Web sites. We support co-branded links to CBS MarketWatch, SmartMoney.com and Business Wire.

MARKETING AND SALES

         Historically, we have focused our business on building content distribution relationships with major search engines and financially-oriented and general information Web sites to build our brand recognition. These co-branded relationships and our well-known presence on the Internet have allowed us to attract individual subscribers and corporate customers.

         Since April 1999, we have hired a staff of seven professionals to support our sales and marketing efforts. The exclusive focus of our sales staff is to market our services to corporate customers. We believe that corporate customers will represent an important source of revenue growth in the next few years, as we continue to introduce value-added search and extraction products and customized fee-based services to corporate purchasers of sophisticated financial information. We intend to continue to increase the number of sales professionals dedicated to marketing our services exclusively to corporate accounts.

         We have also undertaken expanded advertising campaigns to support our sales efforts. We promote our services through print, on-line and broadcast advertising, direct mail, trade shows and telemarketing. We also use free-trial offers on our Web sites to encourage registered users and visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

         The open architecture of the Internet allows Web sites to link without permission to Web pages they believe will benefit their users. We estimate that more than 3,700 different Web sites provide links to our Web sites, thereby generating extensive traffic to our sites and increasing our brand awareness.

PROPRIETARY DATA MINING SOFTWARE

         We use database technology designed for us by iXL. This proprietary technology integrates software that was developed exclusively for us by iXL with software systems obtained commercially. The software developed for us by iXL includes our database of EDGAR filings, Web-based customer interfaces, data mining capabilities and customer support and billing systems. The software systems obtained commercially include the Great Plains Accounting System, The Verity Search Engine, DR-LINK natural language search engine, and NetOwl Extractor. The nature of our proprietary system allows us to enhance our service offerings by rapidly integrating new technology developed by third parties.

         Over the last four years we have accumulated a large set of unique software programs that enable us to perform the many complex data mining functions necessary to deliver our services on a real-time and cost-effective basis to both our Web and corporate customers. We believe these proprietary programs, and the way we integrate them into a scalable system, give us a significant advantage over any competitors who might attempt to match our speed and accuracy in extracting data from the EDGAR database and delivering that data to a large number of customers in a variety of formats.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

         Much of our development programming is performed by iXL Enterprises, Inc. iXL also manages www.edgar-online.com and www.ipo-express.com Web sites. iXL has been our software developer since our inception. We own all the programs that run our Web sites, including those developed by iXL. Our EDGAR Online and IPO Express Web sites are hosted at facilities located at Globix Corporation in New York City. Globix maintains multiple Web servers owned by us which run Microsoft NT operating systems and use Microsoft Internet Information Server. The system is maintained on a 24 hours-a-day, 7 days-a-week basis remotely by iXL technicians with the exception of our networking communications which are managed by Globix.

         We also have a team of development and IT professionals located in Kirkland, Washington. These professionals are responsible for hosting the FreeEDGAR.com Web site and supporting the services being provided to a number of our major corporate customers. They work closely with iXL and our operations and development people in Norwalk, Connecticut, to create and support new service offerings which can be deployed on each of our Web sites and offered to our business-to-business customers.

         All our systems, including our accounting system, user database and database of EDGAR filings, and all proprietary software are backed up on a daily basis and stored offsite. Our software and database are replicated across multiple servers, using the clustering facilities of Microsoft Windows NT Server, Enterprise edition. This provides us with both resilience against hardware failure and with scalability to handle our increasing traffic loads.

         The flow of information in and out of our sites operate as follows:

         - the live feed of EDGAR filings comes from the SEC's dissemination agent, TRW, which sends this feed both to Globix in New York City and to our office in Kirkland, Washington via a private high speed T-1 connection; and

         - the raw EDGAR filings are processed independently by our proprietary software and posted to our sites and distributed to third parties with which we have distribution contracts via production servers located at Globix's facilities and in Kirkland, Washington.

                  Our services are available to users 24 hours-a-day, 7 days-a-week. Customer service is available weekdays 9:00 AM to 7:30 PM (ET). Inquiries come in through our Web sites and via e-mail and telephone. At February 29, 2000, we had 14 employees engaged in customer service and network support.

COMPETITION

         The market for Internet information services and products is relatively new, has no substantial barriers to entry and is intensely competitive and rapidly changing. The number of Web sites competing for consumers' and advertisers' attention and spending has proliferated, and we expect that competition will continue to intensify. We currently compete, directly and indirectly, for corporate customers with vendors of financial information such as Bloomberg and Disclosure and for subscribers, viewers and advertisers with Web-based providers of free EDGAR information, such as 10KWizard.com and Global Security Information's LIVEDGAR offering.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, content distribution partners and advertisers. Our competitors may offer EDGAR content that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. While we have good relationships with our growing list of customers, we may not be able to retain these customers. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

         We also compete with other Web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet in general or our Web sites in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our Web sites.

INTELLECTUAL PROPERTY

         Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. All of our employees have executed confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies belong to us. In addition, prior to entering into discussions with third parties regarding our proprietary technologies, we typically require that such parties enter into a confidentiality agreement. If these discussions result in a license or other business relationship, we typically also require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights.

         The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name initially through 2008. We have received notification from the U.S. Patent and Trademark Office that our application to register our EDGAR Online trademark has proceeded to the publication stage. Our trademark filing was the subject of an objection proceeding by the owner of www.edgaronline.com. We have resolved this objection proceeding via a court proceeding we brought against the owner of this Web site. The court proceeding was settled in our favor resulting in our obtaining all ownership rights to www.edgaronline.com. We are now in the process of having the objection to our trademark application withdrawn and we expect the mark to be registered within the next six months.

GOVERNMENT REGULATION

         We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to online services of the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations relating to commercial online services and the Internet may be adopted. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose us to substantial liability. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, results of operations and financial condition.

         Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales and income taxes. As our service is available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such jurisdiction. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is also possible that state and foreign governments might attempt to regulate our transmissions of content on our Web sites.

EMPLOYEES

         As of February 29, 2000, we had 45 full-time employees. We believe that we have good relations with our employees.

CORPORATE HISTORY

         We are a Delaware corporation and were formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. Our executive offices are located at 50 Washington Street, Norwalk, Connecticut 06854 and our telephone number is (203) 852-5666.


                   RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occurs, our business, financial condition and operating results could be materially adversely affected.

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

         - continue to improve our market position as a commercial provider of information services based on EDGAR filings;

         - maintain our current, and develop new, content distribution relationships with popular Web sites and providers of business and financial information;

         - maintain our current, and continue to increase, advertising revenues by increasing traffic to our Web sites and by increasing the number of advertisers;

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE THAT LOSSES WILL CONTINUE.

         As of December 31, 1999, we had an accumulated deficit of $8,909,321. We may not ever generate sufficient revenues to achieve profitability. We incurred net losses of $835,853 for the year ended December 31, 1996, $1,497,899 for the year ended December 31, 1997, $2,221,474 for the year ended December 31, 1998 and $4,162,861 for the year ended December 31, 1999. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected.

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

         Our future success will depend on our ability to continue to provide value-added services that distinguish our Web sites from the type of EDGAR-information available from the SEC on its Web site. Through its Web site, the SEC provides free access to EDGAR filings on a time-delayed basis of 24 to 72 hours. If the SEC, which has recently announced that it intends to modernize the EDGAR system, were to make changes to its Web site such as providing (1) free real-time access to EDGAR filings or (2) value-added services comparable to those provided on our Web sites, our business, results of operations and financial condition would be materially adversely affected.

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

         - proprietary information services and Web sites targeted to business, finance and investing needs, including those providing EDGAR content, such as Bloomberg, and LIVEDGAR; and

         - Web-based providers of free EDGAR information such as 10K Wizard.com.

         Our future success will depend on our ability to maintain and enhance our market position by: (1) using technology to add value to raw EDGAR information, (2) keeping our pricing models below those of our competitors and
(3) signing high-traffic Web sites to distribution contracts.

         Our potential commercial competitors include entities that currently license our content, but which may elect to purchase a real-time EDGAR database feed (called a Level I EDGAR feed) directly from the SEC and use it to create value-added services, similar to services provided by us, for their own use or for sale to others. This risk is particularly serious in light of the fact that the SEC has, as part of the modernization of the EDGAR system, introduced a new dissemination system effective November 1, 1998 that reduced the annual subscription cost of a Level I feed by approximately 73%. Effective January 1, 2000, the annual subscription costs were lowered by an additional 42%.

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

WE MAY NOT BE SUCCESSFUL IN INCREASING BRAND AWARENESS.

         Our future success will depend, in part, on our ability to increase the brand awareness of our EDGAR Online, FreeEDGAR and IPOExpress Web sites. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our Web sites. We have devoted significant funds to expand our sales and marketing efforts as part of our brand-building efforts. These efforts may not be successful.

WE MAY NOT BE SUCCESSFUL IN DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITES.

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

MAINTAINING EXISTING AND ESTABLISHING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB sitesS IS CRUCIAL TO OUR FUTURE SUCCESS.

         Because our advertising revenues, which form a significant component of our total revenues, depend to a great extent on the traffic to our Web sites, our business could be adversely affected if we do not maintain our current, and establish additional, content distribution relationships on commercially reasonable terms or if a significant number of our content distribution relationships do not result in increased use of our Web sites. We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web sites. There is intense competition for placements on high-traffic Web sites, and we may not be able to maintain our present contractual relationships or enter into any additional relationships on commercially reasonable terms, if at all. Even if we maintain our existing relationships or enter into new content distribution relationships with other Web sites, they themselves may not continue to attract significant numbers of users. Therefore, our Web sites may not continue to receive significant traffic or receive additional new users from these relationships.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY.

         We are dependent upon the continued demand for the distribution of business and financial information over the Internet, making our business susceptible to a downturn in the financial services industry. For example, a decrease in the number of individuals investing their money in the equity markets could result in a decrease in the number of subscribers utilizing our Web sites for real-time access to EDGAR filings. This downturn could have a material adverse effect on our business, results of operations and financial condition.

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

         We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last two years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the twelve months ended December 31, 1999, our DoubleClick-related paid advertising revenue was 30% of our total 1999 revenues.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

         We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 24% and 30% of our total revenues for the years ended December 31, 1998 and December 30, 1999, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. Because advertising sales make up a significant component of our revenues, either of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

         Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until recently, we had not employed any sales executives to sell our corporate services. During the period March 1, 1999 through December 31, 1999, we hired seven corporate salesmen whose task is to market and sell our services to the corporate market. These efforts may not be successful.

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

WE FACE RISKS IN CONNECTION WITH OUR RECENT ACQUISITION AND OTHER ACQUISITIONS AND BUSINESS COMBINATIONS THAT WE MAY CONSUMMATE.

         We plan to continue to expand our operations and market presence by making acquisitions, such as our recent FreeEDGAR acquisition and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

         - difficulty assimilating the operations, technology and personnel of the combined companies;

         -        disruption of our ongoing business;

         -        problems retaining key technical and managerial personnel;

         - expenses associated with amortization of goodwill and other purchased intangible assets;

         - additional operating losses and expenses of acquired businesses; and

         - impairment of relationships with existing employees, customers and business partners.

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

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

         We depend on third parties to develop and maintain the software and hardware we use to operate our Web sites. iXL Enterprises, Inc., an Internet strategy consulting company, develops, maintains and upgrades our proprietary software, which includes those features which enable users to locate and retrieve data, as well as our database of EDGAR filings, Web-based customer interfaces and customer support and billing systems. While our contract with iXL is currently on a month-to-month basis, we are in negotiations with iXL to amend our agreement to provide for a more definitive term. If iXL were unable or unwilling to provide these services, we would need to find a suitable replacement. The failure to find a suitable replacement or to come to an agreement with an acceptable alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

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

WE FACE A RISK OF SYSTEM FAILURE.

         Our ability to provide EDGAR content on a real-time basis depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system provided by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with advertisers.

         Our operations depend on Globix's ability to protect its and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Globix provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, Globix does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our Web sites provided by Globix could materially adversely affect our business, results of operations and financial condition. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in the delivery of our services. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

THERE ARE RISKS OF INCREASED USERS STRAINING OUR SYSTEMS AND OTHER SYSTEM MALFUNCTIONS.

         In the past, our Web sites have experienced significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. In addition, the number of our users has continued to increase over time and we are seeking to further increase the size of our user base and the frequency with which they use our services. Therefore, our Web sites must accommodate an increasingly high volume of traffic and deliver frequently updated information. Our Web sites have in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware capacity restraints and software failures. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

         We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund potential acquisitions, more rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

WE COULD BE LIABLE FOR OR ADVERSELY AFFECTED BY UNDETECTED YEAR 2000 PROBLEMS.

         Our business may suffer as a result of defects relating to year 2000 compliance issues that have not yet been detected. Since our products run in conjunction with the systems of our customers, our products could fail to function properly if our customers' systems encounter year 2000 compliance problems. If this happens, it could result in liability to us or adversely affect our results of operations.

WE ARE DEPENDENT ON THE INTERNET INFRASTRUCTURE.

         Our future success will depend, in significant part, upon the maintenance of the various components of the Internet infrastructure, such as a reliable backbone network with the necessary speed, data capacity and security, and the timely development of enabling products, such as high-speed modems, which provide reliable and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or increased user bandwidth requirements, we cannot be sure that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and such outages or delays could adversely affect our Web sites and the Web sites of our co-branded partners, as well as the Internet service providers and online service providers our customers use to access our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot predict whether the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained.

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

WE MAY BE LIABLE FOR INFORMATION DISPLAYED ON OUR WEB SITES.

         We may be subjected to claims for defamation, negligence, copyright or trademark infringement, violation of the securities laws or other claims relating to the information that we publish on our Web sites, which may materially adversely affect our business. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Our general liability insurance may not cover these claims and may not be adequate to protect us against all liabilities that may be imposed.


ITEM 2.  PROPERTIES

         Our principal executive offices are located in Norwalk, Connecticut, where we lease 7,500 square feet of office space. The term of this lease expires June 2006.

         We also lease approximately 4,900 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses sales and administrative personnel. The term of this lease expires April 2007.

         We also lease an aggregate of approximately 7,200 square feet of office in Linbrook Office Park located at 10628 NE 37th Circle and 10635 NE 38th Place, Kirkland, Washington, pursuant to two separate lease agreements. These facilities house our West Coast development and operations personnel, the computer and communications equipment needed to operate our FreeEDGAR.com Web site and supports certain corporate offerings. The terms of these leases expire in January 2003.

         We believe that, in general, our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

         We are not party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          MARKET PRICE FOR COMMON STOCK

         Our common stock has been quoted on the Nasdaq National Market under the symbol "EDGR" since our initial public offering on May 26, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market:

                                                             High               Low
                                                             ----               ---
FISCAL YEAR ENDED DECEMBER 31, 1999
     Second Quarter (from May 26, 1999)                     $ 8.8125          $ 6.2500
     Third Quarter                                          $19.0625          $ 7.3125
     Fourth Quarter                                         $ 9.5000          $ 6.7500

FISCAL YEAR ENDED DECEMBER 31, 2000
     First Quarter  (through March 20, 2000)               $ 15.1250          $ 7.0938

           On March 20, 2000, the last reported sales price of the common stock on the Nasdaq National Market was $12.00. As of March 20, 2000, there were approximately 107 holders of record of our common stock.

                                 DIVIDEND POLICY

         We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

         The selected data presented below for, and as of the end of, each of the years in the four-year period ended December 31, 1999, and for the period from November 3, 1995 (inception) to December 31, 1995, are derived from our audited financial statements. The financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 1999 have been audited by KPMG LLP, independent certified public accountants, and those financial statements and the report thereon are included elsewhere in this Form 10-K. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.

                                           PERIOD FROM
                                          NOVEMBER 3, 1995                         YEAR ENDED DECEMBER 31,
                                          (INCEPTION) TO       ----------------------------------------------------------------
                                         DECEMBER 31, 1995        1996             1997              1998              1999
                                         -----------------     ----------       -----------       -----------       -----------
STATEMENT OF OPERATIONS DATA:
Revenues ............................        $       --        $  169,822       $ 1,044,138       $ 2,003,117       $ 5,249,358
Cost of revenues ....................                --           226,514           448,890           619,475         1,489,585
                                         -----------------     ----------       -----------       -----------       -----------
Gross profit ........................                --           (56,692)          595,248         1,383,642         3,759,773
Operating expenses:
Selling, general and administrative .           191,234           706,364         1,794,336         2,339,575         8,087,634
Amortization expense ................                --                --                --                --           581,183
Stock compensation expense ..........                --                --                --         1,133,000             7,665
                                         -----------------     ----------       -----------       -----------       -----------
Loss from operations ................          (191,234)         (763,056)       (1,199,088)       (2,088,933)       (4,916,709)
Interest income and other, net .....                 --            72,547           298,561           132,291           754,098
                                         -----------------     ----------       -----------       -----------       -----------
Loss before income taxes ............          (191,234)         (835,603)       (1,497,649)       (2,221,224)       (4,162,611)
Income tax expense ..................                --               250               250               250               250
                                         -----------------     ----------       -----------       -----------       -----------
Net loss ............................        $ (191,234)       $ (835,853)      $(1,497,899)      $(2,221,474)       (4,162,861)
                                         =================     ==========       ===========       ===========       ===========
Basic and diluted net loss per
  share(1) ..........................        $    (0.05)       $    (0.19)      $     (0.26)      $     (0.36)      $     (0.42)
                                         =================     ==========       ===========       ===========       ===========
Basic and diluted weighted average
  shares outstanding(1) .............         4,000,000         4,302,466         5,655,151         6,129,116         9,805,456
                                         =================     ==========       ===========       ===========       ===========


                                                                    DECEMBER 31,
                                    ------------------------------------------------------------------------------
                                      1995            1996             1997              1998             1999
                                      ----            ----             ----              ----             ----
BALANCE SHEET DATA:
Cash and cash equivalents .......   $     --       $  17,086       $    16,809       $   148,380       $10,108,656
Available-for-sale investments...         --              --                --                --        14,755,955
Working capital (deficit) .......     (8,735)       (481,091)       (1,339,280)         (440,754)       23,529,849
Total assets ....................     41,751         200,368           366,254           784,943        37,739,114
Long-term debt ..................         --              --                --         1,473,858                --
Stockholders' equity (deficit)...    (51,984)       (356,837)       (1,588,811)       (2,220,946)       35,086,383

(1) Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive potential common shares outstanding were 0, 1,489,099, 829,545, 653,400 and 1,047,207 for the period ended December 31,
1995, and the years ended December 31, 1996, 1997,1998, and 1999 respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors that May Affect Future Results" and elsewhere in this Form 10-K.

OVERVIEW

         We are an Internet-based provider of business, financial and competitive information about public companies. We derive this information primarily from the SEC's EDGAR filing system and provide it to corporations, Web sites and individuals on a real-time basis. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

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

         We derive revenues from three primary sources: individual subscriptions, corporate contracts and advertising. Revenue from individual subscriptions and corporate contracts is deferred and recognized as income over the subscription period. Revenue from advertising is recognized as the services are provided. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Services related to corporate contracts are typically billed quarterly in advance. Advertising revenue is paid to us by DoubleClick, net of advertising placed and commission fees.

         In addition, a portion of our revenues is derived from barter transactions. Barter advertising revenue is a non-cash item and relates to advertising placed on our Web sites by other Internet companies in exchange for our advertising placed on their Web sites. Barter advertising revenue is recorded in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the fair market value of the services received or provided, whichever is more objectively determinable. Other barter revenue is also non-cash and relates to corporate contract sales for which we received computer equipment or other non-cash consideration for services provided. The amount of such revenues are recorded at the fair market value of the equipment or services received or services provided, whichever is more objectively determinable. Barter expenses reflect the expense offset to barter revenue.

         We intend to increase our operating expenses to fund increased marketing and advertising, to enhance our

Web sites and to continue to establish relationships critical to our success.

         In May 1999, we sold 3,600,000 shares of our common stock at a price of $9.50 per share resulting in net proceeds of approximately $30.4 million. After the application of a portion of the proceeds as described in our prospectus, we have invested the remaining funds in short term, interest bearing investment grade securities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues

         Revenues increased 162% to $5.2 million for the year ended December 31, 1999, from $2.0 million for the year ended December 31, 1998. The growth in revenues is primarily attributable to a $552,000 or 63%, increase in individual subscription revenues, to $1.4 million in 1999 from $876,000 in 1998, a $805,000 or 258% increase in corporate contract revenues to $1.1 million in 1999 from $311,000 in 1998, a $1.1 million or 234%, increase in advertising revenues to $1.6 million in 1999 from $473,000 in 1998, and an increase of $783,000 or 229%
in barter revenues to $1.1 million in 1999 from $342,000 in 1998. The number of individual subscriptions increased to approximately 13,000 subscriptions at December 31, 1999 from approximately 6,000 subscriptions at December 31, 1998, offset by a decrease in average revenue per subscriber due to a larger percentage of new subscribers joining at our lowest subscription rate of $9.95 per month. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month to approximately 47 at December 31, 1999 from approximately 13 at December 31, 1998 and from the addition of corporate contracts obtained in connection with the FreeEDGAR.com acquisition. The increase in advertising revenues is primarily due to the purchase of FreeEDGAR.com, the increase in the number of advertisers and ad impressions delivered, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing and corporate sales efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web sites. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

         Cost of Revenues

         Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 140% to $1.5 million for the year ended December 31, 1999, from $619,000 for the year ended December 31, 1998. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins increased to 72% for the year ended December 31, 1999 from 69% for the year ended December 31, 1998. In connection with the preparation of the 1999 financial statements, the Company reclassified product development expenses from cost of revenues to operating expenses in order to better conform with industry presentation.

         Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 672% to $2.8 million for the year ended December 31, 1999 from $368,000 for the year ended December 31, 1998. As a percentage of revenues, sales and marketing expenses increased to 54% for year ended December 31, 1999 from 18% for the year ended December 31, 1998. The increase in sales and marketing expenses in dollar terms was due to an expansion of our sales force, higher advertising commissions due to increased advertising volume, increased marketing activities, including the development of our marketing materials and expenditures to increase the EDGAR brand awareness. We expect sales and marketing expenses to increase as we expand our marketing campaign and hire additional sales and marketing personnel.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 185% to $4.4 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. As a percentage of revenues, general and administrative expenses increased to 84% for the year ended December 31, 1999 from 77% for the year ended December 31, 1998. The increase in general and administrative expenses in dollar terms was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

         Development. Development expenses increased 97% to $842,000 for the year ended December 31, 1999 from $427,000 for the year ended December 31, 1998. As a percentage of revenues, development expenses decreased to 16% for the year ended December 31, 1999 from 21% for the year ended December 31, 1998. The increase in development expenses in dollar terms is primarily due to the expansion of content on our Web sites, and development of corporate products.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues

         Revenues increased 92% to $2.0 million for the year ended December 31, 1998, from $1.0 million for the year ended December 31, 1997. The growth in revenues is primarily attributable to a $424,000 or 94%, increase in individual subscription revenues, to $876,000 in 1998 from $452,000 in 1997, a $93,000 or 42%, increase in corporate contract revenues to $312,000 in 1998 from $219,000 in 1997, a $306,000 or 184%, increase in advertising revenues to $473,000 in 1998 from $167,000 in 1997, and an increase of $136,000 or 66% in barter revenues to $342,000 in 1998 from $207,000 in 1997. The number of individual subscriptions increased to approximately 6,000 subscriptions at December 31, 1998 from approximately 2,700 subscriptions at December 31, 1997. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month to approximately 13 at December 31, 1998 from approximately 7 at December 31, 1997. The increase in advertising revenues is primarily due to the increase in the number of advertisers and ads delivered, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web site. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates.

         Cost of Revenues

         Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 38% to $619,000 for the year ended December 31, 1998, from $449,000 for the year ended December 31, 1997. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins increased to 69% for the year ended December 31, 1998 from 57% for the year ended December 31, 1997.

         Operating Expenses

         Selling and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 120% to $368,000 for the year ended December 31, 1998 from $167,000 for the year ended December 31, 1997. As a percentage of revenues, sales and marketing expenses increased to 18% for year ended December 31, 1998 from 16% for the year ended December 31, 1997. The increase in sales and marketing expenses in dollar terms was due to an expansion of our sales force, higher advertising commissions due to increased advertising volume, increased marketing activities, including the development of our marketing materials and expenditures to increase the EDGAR brand awareness.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 30% to $1.5 million for the year ended December 31, 1998 from $1.2 million for the year ended December 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 77% for the year ended December 31, 1998 from 114% for the year ended December 31, 1997. The increase in general and administrative expenses in dollar terms was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth.

         Development. Development expenses decreased 2% to $427,000 for the year ended December 31, 1998 from $434,000 for the year ended December 31, 1997. As a percentage of revenues, development expenses decreased to 21% for the year ended December 31, 1998 from 42% for the year ended December 31, 1997.

SELECTED QUARTERLY REVENUE RESULTS

         The following table sets forth unaudited revenue results for each of our last eight fiscal quarters. In the opinion of management, this unaudited quarterly information has been prepared on a basis consistent with our audited consolidated financial statements and includes all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly revenue results are not necessarily indicative of future quarterly patterns or revenue results. This information should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K.

                               THREE MONTHS ENDED

                             MARCH 31,     JUNE 30,    SEPT. 30,    DEC. 31,     MAR. 31,      JUNE 30     SEPT. 30      DEC. 31
                               1998          1998         1998        1998         1999          1999        1999          1999
                               ----          ----         ----        ----         ----          ----        ----          ----
REVENUE SOURCES:
Individual
 subscriptions ..........    $184,345      $216,017     $245,963    $248,626     $273,603    $  331,314   $  387,083   $  435,834
Corporate contracts .....      24,972        74,436       77,171     116,325      151,844       159,503      271,652      533,359
Advertising .............      80,118       122,133      118,932     151,739       83,734       269,846      481,420      744,446
Barter advertising ......      82,626        66,652       50,224      63,937       96,775       242,875      346,350      297,611
Other barter ............      12,500        18,750       18,750      29,000       35,501        34,500       32,999       39,109
                             --------      --------     --------    --------     --------    ----------   ----------   ----------
   Total ................    $384,461      $497,988     $511,040    $609,627     $641,457    $1,038,038   $1,519,504   $2,050,359
                             ========      ========     ========    ========     ========    ==========   ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

         In May 1999 we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.4 million.

         Net cash used in operating activities was $4.0 million and $867,000 for the years ended December 31, 1999 and 1998, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. Net cash provided by financing activities was $31.0 million for the year ended December 31, 1999.

         Capital expenditures, primarily for computers, office and communications equipment, totaled $1.0 million for the year ended December 31, 1999 and $78,000 for the year ended December 31, 1998. The purchases were required to support our expansion and increased infrastructure.

         At December 31, 1999, we had cash and cash equivalents on hand of $10.1 million and available-for-sale investments and marketable securities of $14.8 million. We believe that our existing capital resources and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

YEAR 2000 ISSUE

We did not experience any significant problems as a result of the Year 2000. At January 1, 2000, our proprietary software, information technology ("IT") systems and non-IT systems recognized the 2000 date and processed information related to the operation of our Web sites and provided the value-added services to our customers. We also have not experienced any problems related to our suppliers or other parties on whom we rely in managing our Web sites or providing the value-added services to our customers.


ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                           Interest Rate Fluctuations

         We are exposed to market risk primarily through investments in available-for-sale investments. Our policy calls for investment in short-term low risk investments. As of December 31, 1999, available-for-sale investments were $14.8 million. Due to the short-term maturity of these investments, any decrease in interest rates would not have a material effect on our financial statements.


                           Currency Rate Fluctuations

         Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this Item 8 are set forth in Item 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal year 1999 there were no changes in or disagreements with our independent accountant on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         As of March 20, 2000, the directors and executive officers of EDGAR Online, Inc. were as follows:

NAME                                        AGE               POSITION
----                                        ---               --------
Susan Strausberg (1) ..................      60      Chief Executive Officer, Secretary and Director

Marc Strausberg (1) ...................      65      Chairman of the Board, Chief Information Officer and
                                                     Director
Tom Vos (1) ...........................      52      President, Chief Operating Officer and Director

Greg D. Adams .........................      38      Chief Financial Officer

Brian Fitzpatrick .....................      43      Vice President of Corporate Sales

Jay Sears .............................      33      Vice President of Marketing and Business Development

David Trenck ..........................      26      Vice President of Operation

Celine Duffy ..........................      34      Vice President of Internet Marketing

Marc H. Bell (2) (3) ..................      31      Director

Bruce Bezpa (3) .......................      43      Director

Stefan Chopin (2) .....................      40      Director and Chief Technology Consultant

Mark Maged (2) ........................      65      Director

-------------------------

(1)      Member of the Outside Directors Compensation Committee.

(2)      Member of the Compensation Committee.

(3)      Member of the Audit Committee.

         Susan Strausberg, a co-founder of EDGAR Online, has served as Chief Executive Officer and Secretary since EDGAR Online was formed in November 1995. From December 1994 until the formation of EDGAR Online, Ms. Strausberg was a consultant to Internet Financial Network. In her capacity as Chief Executive Officer, Ms. Strausberg oversees strategic planning and development and is responsible for the production of the EDGAR Online Web site. Ms. Strausberg has served on the Board of Directors of RKO Pictures since December 1998. Ms. Strausberg, the wife of Mr. Strausberg, EDGAR Online's Chairman, has a B.A. degree from Sarah Lawrence College.

         Marc Strausberg, a co-founder of EDGAR Online, has served as Chairman of the Board of Directors and President since EDGAR Online was formed in November 1995. Mr. Strausberg resigned as President upon the election of Tom Vos to this position in March 1999. In December 1994, Mr. Strausberg co-founded Internet Financial Network, a financial information vendor and served as IFN's co-chairman until founding EDGAR Online. From 1992 to 1994, Mr. Strausberg was the publisher of the Livermore Report, a newsletter that focused on the valuation of initial public offerings. From August 1987 to December 1994, Mr. Strausberg served as Chairman and President of Sindex Inc., which provided computer-based trading operations to individuals, hedge funds and brokerage firms. Mr. Strausberg oversees product development for EDGAR Online. Mr. Strausberg, the husband of Ms. Strausberg, EDGAR Online's Chief Executive Officer, has a B.A. degree from Muhlenberg College.

         Tom Vos joined EDGAR Online as a Director in August 1996 and was elected Chief Operating Officer in March 1998. Mr. Vos was elected President in March 1999. Mr. Vos is responsible for EDGAR Online's day-to-day operations. From September 1986 until March 1998, Mr. Vos was Vice President of Marketing at Bowne & Co., Inc. In that capacity, Mr. Vos was responsible for strategic planning, acquisitions and new product development. While at Bowne, Mr. Vos was also responsible for advertising and public relations and for the development of both Bowne's Web site and its EDGAR services department. Mr. Vos has a B.S. degree in Physics from Notre Dame University, an M.S. degree in Electrical Engineering from Ohio State University and an M.B.A. degree from Pace University.

         Greg D. Adams joined EDGAR Online as Chief Financial Officer in March 1999. Mr. Adams is a Certified Public Accountant with diversified business experience in both the public and private sectors. From November 1997 to March 1999, Mr. Adams served as the Senior Vice President -- Finance and Administration of PRT Group Inc., a technology solutions and services company. Mr. Adams served as Chief Financial Officer of PRT Group Inc. from May 1996 to October 1997. From June 1994 to May 1996, Mr. Adams was the Chief Financial Officer of the Blenheim Group Inc., a publicly held UK information technology exposition and conference management company. From August 1983 to June 1994, Mr. Adams served as Senior Manager in the areas of audit and business advisory services with KPMG Peat Marwick. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams has a B.B.A. degree in Accounting from the College of William & Mary.

         Brian Fitzpatrick joined EDGAR Online as Vice President of Corporate Sales in March 1999. From August 1998 to March 1999, he was Regional Vice President, Sales and Marketing for Iverson Financial Systems, Inc., a business information provider, and from April 1993 to August 1998, he was Vice President, Sales and Marketing of Newsware, Inc, a financial news service. From August 1991 to March 1993 he was the National Accounts Manager of Desktop Data, a real-time news and information filtering business. From 1986 to 1991, he was Key Accounts Manager of Walsh Greenwood Information Systems, a provider of PC-based intelligent market data systems for the financial services industry. Mr. Fitzpatrick has a B.A. degree from Boston University.

         Jay Sears joined EDGAR Online as Vice President of Marketing and Business Development in May 1997. Mr. Sears is responsible for strategic alliances, content syndication, content sales, advertising sales, membership and direct marketing, public relations and general marketing for EDGAR Online. From September 1995 to April 1997, Mr. Sears was Vice President of Marketing for Wolff New Media, a publisher of Internet and printed guides to the Internet. From July 1991 to August 1995, Mr. Sears was a Senior Account Supervisor at Creamer Dickson

Basford, an international marketing, communications and public relations firm. Mr. Sears has a B.A. degree from Kenyon College.

         David Trenck joined EDGAR Online in December 1995 as its first employee and was responsible for data entry and customer support. In May 1998, he became Vice President of Operations. Mr. Trenck is in charge of product implementation and liaison with iXL, EDGAR Online's primary service offering developer.

         Celine Duffy joined EDGAR Online as the Director of Member Acquisition in October 1998, and was promoted to Vice President of Internet Marketing in November 1999. She is responsible for building and retaining the retail subscriber base for EDGAR Online. Prior to joining EDGAR Online, Ms. Duffy was the Manager of Special Projects for the flagship club of the Book of the Month Club division of Time, Inc. From 1995 to 1996, she was the Director of Marketing for Equinox Fitness, a health and fitness company with multiple locations in New York City and Westchester County. From 1989 to 1995, Ms. Duffy held a variety of positions at CUC International (now Cendant), a leading direct marketer of membership services. Ms. Duffy has a B.A. from the University of Connecticut.

         Marc H. Bell joined EDGAR Online as a member of the Board of Directors in August 1998. Mr. Bell has been the President and Chief Executive Officer of Globix Corporation since its inception in 1989. Mr. Bell has a B.S. degree from Babson College and an M.S. degree from New York University.

         Bruce Bezpa joined EDGAR Online as a member of the Board of Directors in March 1999. He has worked for Bowne & Co., Inc., a leading financial printer and provider of Internet, localization and outsourcing services, for 15 years in various capacities including as Vice President-Strategic Development (since July
1996), Director-Mutual Funds Services from August 1994 to June 1996 and Director-Marketing from April 1989 to July 1994. Mr. Bezpa holds B.A. and M.B.A. degrees from Rutgers University.

         Stefan Chopin joined EDGAR Online as a member of the Board of Directors in 1996. As the Chief Technology Consultant to EDGAR Online, Mr. Chopin is responsible for software interface development and systems integration and maintenance. Mr. Chopin is the founder and President of Pequot Systems, a software development and consulting firm. In October 1998, Pequot was acquired by iXL Enterprises, Inc. and began operating as iXL Financial Services. Prior to founding Pequot. Systems in November 1995, Mr. Chopin served as the Vice President of Engineering for Micrognosis, Inc., a leading provider of trading room systems.

         Mark Maged joined EDGAR Online as a member of the Board of Directors in March 1999. He has been Chairman since 1995 and Chief Executive Officer since January 1997, of Internet Tradeline, Inc., an operator of electronic shopping malls on the Internet. During the eight years prior to becoming Chief Executive Officer of Internet Tradeline, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, engaged in various private investment banking activities in the United States and internationally. From 1975 through 1983, he served as President and Chief Executive Officer of Schroder's Incorporated, which operated banking, investment banking and investment management businesses as the United States arm of Schroders PLC, an international merchant bank. He is currently a member of the Board of Directors of Commodore Holdings Limited. He holds a bachelor's degree from the City College of New York and both a master's degree and a law degree from Harvard University.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 1999 and 1998 by our Chief Executive Officer and our five most highly compensated executive officers (other than our Chief Executive Officer) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  ANNUAL                           LONG-TERM
                                                                               COMPENSATION                       COMPENSATION
                                                               -------------------------------------------        ------------
                                                                                                                   SECURITIES
                                                                                                                   UNDERLYING
NAME AND PRINCIPAL POSITION                       YEAR          SALARY             BONUS             OTHER         OPTIONS (#)
---------------------------                       ----          ------             -----             -----         -----------
Susan Strausberg...........................       1999         $150,000          $70,000 (4)           ---
  Chief Executive Officer                         1998         $150,000(1)       ---                   ---           ---

Marc Strausberg............................       1999         $150,000          $70,000 (4)           ---
  Chairman and Chief Information                  1998         $150,000(1)       ---                   ---           ---
  Officer (2)

Tom Vos....................................       1999         $125,000          $70,000 (4)           ---           100,000
 President and Chief Operating                    1998         $ 93,750(3)       ---                   ---           200,000
 Officer

Greg Adams.................................       1999         $ 93,269(5)       $62,500            $ 3,254          125,000
 Chief Financial Officer

Brian Fitzpatrick..........................       1999         $ 91,346         $100,000               ---            60,000
 Vice President of
 Corporate Sales

Jay Sears..................................       1999         $115,096          $70,000            $11,760           25,000
 Senior Vice President of Marketing               1998         $ 97,400          $10,000                ---           65,000
 and Business Development


(1)      In 1998, $92,788 of this amount was deferred and not paid.

(2)      Mr. Strausberg served as President during 1998.

(3) Mr. Vos joined EDGAR Online as Chief Operating Officer on March 31, 1998 and earns salary at the rate of $125,000 per annum. He was elected by the Board of Directors to the additional position of President in March 1999.

(4)      These bonuses have been awarded as deferred compensation.

(5) Mr. Adams joined EDGAR Online as Chief Financial Officer in May 1999 and earns salary at the rate of $125,000 per annum.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 1999. We have never granted any stock appreciation rights.


                                      INDIVIDUAL GRANTS (1)
                                 --------------------------------                                            POTENTIAL REALIZABLE
                                   NUMBER OF       PERCENT OF                                                 VALUE AT ASSUMED
                                  SECURITIES      TOTAL OPTIONS                                            ANNUAL RATES OF STOCK
                                  UNDERLYING        GRANTED TO        EXERCISE                             PRICE APPRECIATION FOR
                                    OPTIONS        EMPLOYEES IN      PRICE PER       EXPIRATION                OPTION TERM (3)
                                                                                                           -----------------------
NAME                                GRANTED          1999 (2)        SHARE ($)          DATE                  5%             10%
----                                -------          --------        ---------          ----                  --             ---
Susan Strausberg...............        -                -                -                -                -            -

Marc Strausberg................        -                -                -                -                -            -

Tom Vos........................     100,000           16.76%           $4.50        March 25, 2009         $751,310     $1,462,885

Greg Adams.....................     109,000           18.26%           $4.50        March 25, 2009         $818,928     $1,594,545

                                     16,000            2.68%           $9.50        May 25, 2009           $40,210      $154,062

Brian Fitzpatrick..............      60,000           10.05%           $4.00        March 25, 2009         $200,327     $378,221

Jay Sears......................      25,000            4.19%           $4.50        March 25, 2009         $450,786     $877,731

-------------------------

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1996 Stock Option Plan, except for the 16,000 options granted to Greg Adams, which were granted under our 1999 Stock Option Plan.

(2) In the year ended December 31, 1999, we granted options to employees to purchase an aggregate of 596,790 shares of common stock.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 1999 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Named Executive Officers during this period.

                                                       NUMBER OF
                                                 SECURITIES UNDERLYING                        VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                                    DECEMBER 31, 1999                          DECEMBER 31, 1999 (1)
NAME                                         EXERCISABLE         UNEXERCISABLE           EXERCISABLE           UNEXERCISABLE
----                                         -----------         -------------           -----------           -------------
Susan Strausberg..................           --                  --                      --                   --

Marc Strausberg...................           --                  --                      --                   --

Tom Vos............................          200,000             100,000                 $1,425,000           $287,500

Greg Adams.........................          --                  125,000                 --                   $313,375

Brian Fitzpatrick.................           --                  60,000                  --                   $202,500

Jay Sears..........................          65,000              25,000                  $463,125             $71,875

-----------------------

(1) The fair market value of the common stock as of December 31, 1999 was $7.375.

EMPLOYMENT AGREEMENTS

         We entered into a five year amended and restated employment agreement dated as of May 6, 1999 with Susan Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Ms.

Strausberg or EDGAR Online. The agreement provides for an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Ms. Strausberg's employment is terminated (either by her or the employer) within one year thereafter, Ms. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (1) her then applicable annual base salary and (2) the average of her last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of her employment and for one year thereafter.

         We entered into a five year amended and restated employment agreement dated as of May 6, 1999 with Marc Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Strausberg or EDGAR Online. The agreement provides for an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Strausberg's employment is terminated (either by him or the employer) within one year thereafter, Mr. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (1) his then applicable annual base salary and
(2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter.

         We have entered into a two year employment agreement dated April 23, 1999 with Tom Vos to serve as President and Chief Operating Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Vos or EDGAR Online. The agreement provides Mr. Vos with an annual salary of $125,000 and an annual bonus at the discretion of the Board. In addition, if Mr. Vos remains employed by us at the end of the initial term, he will be entitled to receive a retention bonus equal to two years of his then applicable base salary, plus the average of his last two annual cash bonuses. Mr. Vos will also receive a severance payment identical to the retention bonus described above in the event there is a change of control (as defined in the agreement) and Mr. Vos' employment is terminated (either by him or the employer) within one year thereafter. Additionally, the agreement contains a non-compete and non-solicitation provision effective during the term of his employment and for one year thereafter.

         We have entered into a three year amended and restated employment agreement dated May 3, 1999 with Greg Adams to serve as Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or EDGAR Online. The agreement provides Mr. Adams with (1) an annual salary of $125,000, (2) an annual bonus at the discretion of the Board, provided that Mr. Adams will be entitled to a minimum bonus of $62,500 for the first year of his employment and (3) a $500 monthly car allowance. Mr. Adams also received options to purchase (a)
109,000 shares of common stock at an exercise price of $4.50 per share, which will vest 25% in year one and 75% in year two and (b) 16,000 shares of common stock at the initial public offering price per share, which will vest equally over a three-year period. In addition, the agreement contains a severance arrangement whereby Mr. Adams is entitled to receive a payment determined as follows in the event he is terminated without cause: (a) six months salary if the termination occurs within the first six months of his employment, (b) twelve months salary if the termination occurs between the seventh and eighteenth month of his employment and (c) eighteen months salary if the termination occurs at anytime following the eighteenth month of his employment. Additionally, the agreement contains a non-compete and non-solicitation provision effective during the term of his employment and for one year thereafter.

         We have entered into a three year employment agreement dated March 11, 1999 with Brian Fitzpatrick to serve as Vice President of Corporate Sales. The agreement provides Mr. Fitzpatrick with (1) an annual salary of $125,000 and (2) an annual bonus at the discretion of the Board, provided that Mr. Fitzpatrick will be entitled to a minimum annual bonuses of (a) $100,000 for 1999, (b) $125,000 for 2000 and (c) $150,000 for 2001. Mr. Fitzpatrick received a signing bonus of $85,000 when he joined us. Mr. Fitzpatrick also received options to purchase 60,000 shares of common stock at an exercise price of $4.00 per share, which will vest equally over a three-year period. Additionally, the agreement contains a non-compete and non-solicitation provision effective during the term of his employment and for nine months thereafter in the case of the non-compete provision and one year thereafter in the case of the non solicitation provision.

         We have entered into an employment agreement dated May 19, 1997 with Jay Sears, which may be terminated by either party upon 30-days prior notice. The agreement provides Mr. Sears with an annual salary of $80,000 and an annual bonus at the discretion of the Board. Mr. Sears' annual salary was increased to $100,000 effective August 1998. If Mr. Sears' employment is terminated without cause, we will pay him six months of his total annual compensation. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for six months thereafter in the case of the non-compete provision and one year thereafter in the case of the non-solicitation provision.

STOCK OPTION PLANS

         EDGAR Online's currently active stock option plans include our 1996 Stock Option Plan, 1999 Stock Option Plan and 1999 Outside Directors Stock Option Plan. Each of the plans, except for the 1999 Outside Directors Stock Option Plan, provide for:

         - the grant of incentive stock options and non-qualified stock options; and

         -        the current administration of the plans by the Compensation
                  Committee.

         The exercise price of options granted under each plan are determined by the Compensation Committee, except that the exercise price of incentive stock options must be at least as equal to the fair market value of EDGAR Online's common stock on the date of grant. Each of the plans authorizes the Board to provide for option vesting to accelerate and become fully vested in the event of certain significant corporate transactions if the options are not assumed or substituted by a successor corporation.

         The 1996 Stock Option Plan (the "1996 Plan"), which provides for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was ratified and confirmed in November 1998. The 1999 Stock Option Plan (the "1999 Plan"), which provides for the granting of options to purchase up to an aggregate of 600,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was adopted in March 1999. The 1996 and 1999 Stock Option Plans are intended as an incentive to encourage stock ownership by officers and certain of our other employees in order to increase their proprietary interest in our continued growth and success and to encourage such employees to remain in the employ of EDGAR Online.

         No incentive stock option may be granted to an individual who, at the time the option is granted, owns, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of our common stock, unless (1) such option has an exercise price of at least 110% of the fair market value of the common stock on the date of the grant of such option and (2) such option cannot be exercised more than five years after the date it is granted.

         Under the 1999 Outside Directors Stock Option Plan, there are up to 100,000 shares authorized for issuance. Each new non-employee director will be granted, at the time of his or her appointment and on each third anniversary thereafter, a nonstatutory option to purchase 7,500 shares of common stock. The exercise price of each of these options will be equal to the fair market value of our common stock on the date of grant. These options will vest equally over a three-year period. Under the 1999 Outside Directors Stock Option Plan, our existing non-employee directors will not be eligible for options grants until the date of our annual stockholders' meeting to be held in 2002.

         As of March 20, 2000, 800,000 options were authorized under the 1996 Plan and options to purchase 768,500 shares were outstanding and 21,500 options were available for future grants. As of March 20, 2000 600,000 options were authorized under the 1999 Plan, options to purchase 409,000 shares were outstanding and 191,000 options were available for future grants. As of March 20, 2000, 100,000 options were authorized under the 1999 Outside Directors Stock Option Plan, no options to purchase shares had been granted and 100,000 options were available for future grants. As of March 20, 2000, 48,900 options were authorized under the FreeEDGAR Stock Option Plan and 28,852 shares were available for future grant under the FreeEDGAR Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No interlocking relationships exist between any members of EDGAR Online's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The Company has business and financial relationships with Globix Corporation and iXL Enterprises, Inc. Marc Bell is the President and Chief Executive Officer of Globix Corporation. Stefan Chopin is a Vice President of iXL Enterprises, Inc. Our relationships with Globix and iXL are described below.

Globix

         In July 1998, we issued a 10% convertible debenture in the principal amount of $1,000,000 to Globix Corporation along with warrants to purchase 666,667 shares of common stock at an exercise price of $1.50 per share. The terms of the transaction were determined as the result of arm's length bargaining between the parties. As part of this transaction, our agreement with Bowne was amended to modify certain of Bowne's rights and to include Globix as a party, thereby providing Globix with the same anti-dilution rights, tag-along rights and Board participation rights as Bowne. In May 1999, Globix converted its debenture and exercised its warrants, thereby acquiring 1,336,667 shares of our common stock. In July 1998, we also entered into a five-year hosting contract with Globix that requires us to co-locate our Internet servers at the Globix facility in New York City. During 1999 and 1998, we paid Globix a total of $546,111 and $6,513, respectively under this contract. We believe that the terms of our agreements with Globix are beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might be available to us from unaffiliated third parties.

Pequot Systems (iXL)

         EDGAR Online and Pequot Systems ("Pequot") shared equally the costs of a single lease on 6,600 square feet of space. We occupy half of this space and were jointly obligated with Pequot on the lease. This arrangement with Pequot ended in June 1999, when we entered into a separate lease for our facilities in Norwalk, Connecticut. Since our inception, we have outsourced our technology development to Pequot. During 1995, in partial payment for services rendered, Pequot received warrants to purchase shares of common stock at an exercise price of $.05 per share. The warrants were exercised in May 1997. In March 1998, Pequot agreed to accept shares of our common stock valued at $1.25 per share in partial payment for services rendered. As a result of these two transactions, Pequot received 359,384 shares of common stock. In 1999 and 1998, we paid Pequot a total of $989,368 and $610,073, respectively, for services provided. As a result of the acquisition of Pequot by iXL, an unrelated company, in 1998, the shares owned by Pequot were transferred to Pequot's founders, including Stefan Chopin, the founder and President of Pequot. Mr. Chopin has been a member of our Board of Directors since 1996. We believe that the terms of our agreements with Pequot are beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might be available to us from unaffiliated third parties.

DIRECTOR COMPENSATION

         No cash compensation has ever been paid to any of the directors of EDGAR Online for service in such capacity. However, directors are currently eligible to receive stock options every three years under EDGAR Online's 1999 Stock Option Plan. In March 1999, each of our non-employee directors was granted options to purchase 10,000 shares of common stock at an exercise price of $4.50 per share. Non-employee directors of EDGAR Online will be eligible to receive non-discretionary, automatic grants of options to purchase common stock as part of our 1999 Outside Directors Stock Option Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2000 by (1) each of our directors, including our Chief Executive Officer, (2) our five most highly compensated executive officers, other than our Chief Executive Officer, who were serving as executive officers at the end of 1999, (3) all our executive officers and directors as a group and (4) each person who we know owns beneficially more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner listed below is c/o EDGAR Online, Inc., 50 Washington Street, Norwalk, CT 06854.

                                                            NUMBER                            PERCENT
                                                              OF                                OF
NAME OF BENEFICIAL OWNER                                  SHARES (1)                           CLASS
------------------------                                  ----------                           -----
Executive Officers and Directors:
         Susan Strausberg (2)...................          3,312,000                           26.58%
         Marc Strausberg (3)....................          3,312,000                           26.58%
         Tom Vos (4)............................            290,000                            2.28%
         Greg Adams (5) ........................             54,500                             *
         Brian Fitzpatrick (6) .................             40,000                             *
         Jay Sears (7)..........................             80,000                             *
         Stefan Chopin (8)(9)...................            342,717                            2.75%
           c/o iXL Enterprises, Inc.
           50 Washington Street
           Norwalk, CT 06854

         Bruce Bezpa(9).........................              3,333                              *                        0
           405 Patton Avenue
           Piscataway, NJ 08854

         Marc Bell(9)(10).......................          1,340,000                           10.75%
           c/o Globix Corporation
           295 Lafayette Street
           New York, NY 10012 (9)

         Mark Maged (9).........................              3,333                             *
           c/o Internet Tradeline, Inc.
           111 West 40th Street
           New York, NY 10018

         All executive officers and directors             5,521,883                           42.70%
          as a group (12 persons) ..............

Other 5% Stockholders:

         Globix Corporation.....................          1,336,667                           10.73%
           295 Lafayette Street
           New York, NY 10012

         Bowne & Co., Inc.......................          1,000,000                            8.03%
           345 Hudson Street
           New York, NY 10014

         Track Data Corporation.................           810,572                             6.51%
           56 Pine Street
           New York, NY 10005

---------------------------

* Represents beneficial ownership of less than 1%.

(1) Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 20, 2000 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 156,000 shares owned by Ms. Strausberg's husband, Marc Strausberg, EDGAR Online's Chairman of the Board and 3,000,000 shares owned by TheBean LLC. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.

(3) Includes 156,000 owned by Mr. Strausberg's wife, Susan Strausberg, EDGAR Online's Chief Executive Officer and 3,000,000 shares owned by TheBean LLC. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 250,000 shares issuable upon exercise of options exercisable within 60 days of March 20, 2000.

(5) Includes 54,500 shares issuable upon exercise of options exercisable within 60 days of March 20, 2000.

(6) Includes 20,000 shares issuable upon exercise of options exercisable within 60 days of March 20, 2000.

(7) Includes 80,000 shares issuable upon exercise of options exercisable within 60 days of March 20, 2000.

(8)      Includes shares owned jointly with Barbara Chopin, his wife.

(9) Includes 3,333 shares issuable upon exercise of options exercisable within 60 days of March 20, 2000.

(10) Includes 1,336,667 shares owned by Globix Corporation. Mr. Bell is the President and Chief Executive Officer of Globix Corporation. In such capacities, Mr. Bell may be deemed to be the beneficial owner of such shares, although he disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bowne & Co., Inc.

         In 1997, we borrowed $500,000 pursuant to a line-of-credit extended to us by Bowne & Co., Inc. These loans were evidenced by promissory notes which were originally due on December 30, 1997, each at an interest rate of 12% prior to the maturity date and 18% thereafter. EDGAR Online and Bowne have subsequently agreed to two extensions on the repayment of these notes, which were due on February 28, 2000. These loans were guaranteed by Marc Strausberg. The principal and accrued interest on the loans were repaid to Bowne on May 31, 1999 with a portion of the proceeds of our IPO.

         EDGAR Online sells certain EDGAR content to Bowne and provides Bowne with EDGAR Online services in its offices. Bowne also pays EDGAR Online for advertising it places on the EDGAR Online Web site. In 1999, EDGAR Online charged Bowne a total of $ 98,000 for these services. We believe that the terms of our agreements with Bowne are beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might be available to us from unaffiliated third parties.

Globix Corporation

         For information regarding our relationship with Globix, see "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

Track Data Corporation

         In conjunction with our formation, Track Data Corporation, a business information company and one of our principal stockholders, extended a $100,000 loan to EDGAR Online at an interest rate of prime plus 2% and received and subsequently exercised warrants to purchase 810,572 shares of common stock. Track Data purchases EDGAR content which it uses in conjunction with the services that it offers. These services were paid for through reductions in the principal amount of this loan. During 1999 and 1998, the loan was reduced by $59,448 and $42,250 in this fashion. We believe that our agreements with Track Data are beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which may be available to us from unaffiliated third parties.

Pequot Systems (iXL)

         For information regarding our relationship with iXL, see "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation."

Susan Strausberg And Marc Strausberg

         From time to time, we have received cash loans from and have made cash advances to Susan Strausberg and Marc Strausberg, our founders. These loans bear interest at the prime rate applied to the net outstanding balance. The net amounts owed to EDGAR Online at December 31, 1997 and 1998 were $51,114 and $141,554, respectively. During this same period, Susan Strausberg and Marc Strausberg agreed to defer all or most of their annual salaries of $150,000 each. The aggregate amount of deferred compensation for the two of them combined at December 31, 1997 and 1998 was $600,000 and $785,577, respectively. These deferred salaries, net of the loans outstanding to them, were repaid to Susan and Marc Strausberg upon consummation of our IPO.


                                     PART IV

Item. 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Exhibits.

         EXHIBIT
         NUMBER                    DESCRIPTION
         ------                    -----------
         3.01       Certificate of Incorporation(1)

         3.02       Amended and Restated Certificate of Incorporation(2)

         3.03       Bylaws (2)

         4.01       Form of Specimen Stock Certificate for Registrant's Common
                    Stock(2)

         4.02       10% Convertible Subordinated Debenture due 2001(1)

         4.03       Warrant to Purchase Common Stock (1)

         10.01 Form of Indemnity Agreement to be entered into between the Registrant with each of its directors and executive officers(2)

         10.02      1996 Stock Option Plan(1)

         10.03      1999 Stock Option Plan(2)

         10.04      1999 Outside Directors Stock Option Plan(2)

         10.05      Amended and Restated Employment Agreement dated as of May 6,
                    1999 between the Registrant and Marc Strausberg(2)

         10.06      Amended and Restated Employment Agreement dated as of May 6,
                    1999 between the Registrant and Susan Strausberg(2)

         10.07 Employment Agreement, dated as of April 23, 1999, between the Registrant and Tom Vos(2)

         10.08      Employment Agreement, dated as of May 3, 1999, between the
                    Registrant and Greg Adams(2)

         10.09 Employment Agreement, dated as of March 11, 1997, between the Registrant and Brian Fitzpatrick(2)

         10.10      Employment Agreement, dated as of May 19, 1997, between the
                    Registrant and Jay Sears(2)

         10.11      Employment Agreement, dated as of May 3, 1999, between
                    Registrant and David Trenck(2)

         10.12 Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation(1)

         10.13      Form of Registration Rights Agreement for December 1998
                    Investors(2)

         10.14 Form of Subscription Agreement, including registration rights, for March 1999 Investors(2)

         10.15      Lease Agreement, dated April 4, 1997 by and between 50
                    Washington Street Realty Corp., Pequot Systems, Inc. and the
                    Registrant (1)

         10.16 Dissemination Services Agreement dated September 11, 1998 by and between TRW, Inc. and the Registrant (1)

         10.17      Trademark License Agreement dated March 26, 1999 between the
                    U.S. Securities and Exchange Commission and the Registrant
                    (2)

         10.18 Agreement dated March 1, 1998 by and between the Registrant and Pequot Systems, Inc. (2)

         10.19      Form of Content License Agreement (2)

         10.20      Restated Equity Purchase Agreement by and among the
                    Registrant, Bowne & Co., Inc., Globix Corporation, Marc
                    Strausberg, Susan Strausberg and Michael Horowitz (2)

         10.21      Procurement and Trafficking Agreement dated August 29, 1997 by and between the Registrant and DoubleClick Inc. (3)

         10.22 Agreement dated July 23, 1998 by and between the Registrant and Globix Corporation with annexed Co-location Service
                    Agreement (3)

         10.23      Agreement of Lease, dated June 7, 1999, by and between Sono
                    Equities LLC and 1122 Associates LLC, as Owner, and the
                    Registrant, as Tenant.

         10.24 Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10628 NE 37th Circle, Kirkland, Washington.

         10.25 Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10635 NE 38th Place, Kirkland, Washington.

         27         Financial Data Schedule (EDGAR Version Only)

------------

         (1) Incorporated by reference to exhibit with corresponding number filed with the registrant's Registration Statement on Form S-1 (the "Registration Statement"), as filed with the Commission on March 30, 1999.

         (2) Incorporated by reference to exhibit with corresponding number filed with Amendment No.1 to the Registration Statement, as filed with the Commission on May 7, 1999.

         (3) Incorporated by reference to exhibit with corresponding number filed with Amendment No.2 to the Registration Statement, as filed with the Commission on May 19, 1999.

(b)      Reports on Form 8-K --

         Report on Form 8-K, dated September 24, 1999, and Report on Form 8-KA, dated November 22, 1999, filed with the Securities and Exchange Commission reporting our acquisition of FreeEDGAR.com, Inc. pursuant to the terms and conditions of an Agreement and Plan of Merger.

(c)      Financial Statements and Financial Statement Schedules

The consolidated financial statements of the Company filed as part of this Form 10-K are filed on pages F-1 to F-23 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.



                Schedule II - Valuation and Qualifying Accounts

                               EDGAR Online, Inc.
                          Financial Statement Schedule
                        Valuation and Qualifying Accounts



                                                                Charged
                                                 Balance at     to Costs     Charged                        Balance at
                                                 Beginning      and          to Other                       End of
Description                                      of Period      Expenses     Accounts     Deductions(1)     Period
Allowance for Doubtful Accounts Receivable

Year ended December 31, 1997                     $  - -         22,500           - -          - -            22,500

Year ended December 31, 1998                     $22,500        62,207           - -      (53,165)           31,542

Year ended December 31, 1999                     $31,542        84,000       154,661      (82,311)          187,892

(1)   Write-offs of receivables.


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Financial Statement or the Notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EDGAR Online, Inc.

                                             By: /s/ SUSAN STRAUSBERG

                                                 Susan Strausberg
                                                 Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAME                                         TITLE                               DATE
----                                         -----                               ----
/s/ SUSAN STRAUSBERG                         Chief Executive Officer,            March 30, 2000
-----------------------------                and Director
Susan Strausberg



/s/ GREG D. ADAMS                            Chief Financial Officer             March 30, 2000
-----------------------------
Greg D. Adams

DIRECTORS:

/s/ MARC STRAUSBERG                          Chairman of the Board               March 30, 2000
-----------------------------
Marc Strausberg


/s/ TOM VOS                                  President, Director                 March 30, 2000
-----------------------------
Tom Vos


/s/ MARC BELL                                Director                            March 30, 2000
-----------------------------
Marc Bell

/s/ STEFAN CHOPIN                            Director                            March 30, 2000
-----------------------------
Stefan Chopin


/s/ MARK MAGED                               Director                            March 30, 2000
-----------------------------
Mark Maged


/s/ BRUCE BEZPA                              Director                            March 30, 2000
-----------------------------
Bruce Bezpa

                               EDGAR ONLINE, INC.


                          INDEX TO FINANCIAL STATEMENTS





                                                                                                                       PAGE
                                                                                                                       ----

Independent Auditor's Report                                                                                            F-2

Balance Sheets as of December 31, 1999 and 1998                                                                         F-3

Statements of Operations for the Years ended December 31, 1999, 1998, and 1997                                          F-4

Statements of Changes in Stockholders' Equity (Deficit) for the Years ended
     December 31, 1999, 1998, and 1997                                                                                  F-5

Statements of Cash Flows for the Years ended December 31, 1999, 1998, and 1997                                          F-6

Notes to Financial Statements                                                                                           F-7

                           INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
EDGAR Online, Inc.:


We have audited the accompanying balance sheets of EDGAR Online, Inc. as of December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the financial statements, we also have audited the financial statement schedule listed under Item 14(c). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents, fairly, in all material respects, the information set forth therein.


                                                       KPMG LLP



Stamford, CT
February 1, 2000

                               EDGAR ONLINE, INC.

                                 Balance Sheets


                                                                                                   DECEMBER 31,
                                 ASSETS                                                    1999                 1998
                                                                                       ------------          ----------

Current assets:
     Cash and cash equivalents                                                         $ 10,108,656             148,380
     Available-for-sale investments                                                      14,755,955                 ---
     Accounts receivable, less allowance for
        doubtful accounts of $187,892 and $31,542, respectively                           1,117,636             134,815
     Other current assets                                                                   128,746               6,710
                                                                                       ------------          ----------
                            Total current assets                                         26,110,993             289,905

Property and equipment, net                                                               2,024,431             411,720
Intangible assets                                                                         9,303,948                 ---
Deferred financing costs                                                                        ---              77,018
Other assets                                                                                299,742               6,300
                                                                                       ------------          ----------

                            Total assets                                               $ 37,739,114             784,943
                                                                                       ============          ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accrued expenses                                                                  $  1,426,568              66,944
     Accounts payable                                                                       722,436             328,764
     Deferred revenues                                                                      353,905             208,451
     Capital lease payable, current portion                                                  78,235              52,477
     Current portion of notes payable                                                           ---              59,448
     Due to employee                                                                            ---              14,575
                                                                                       ------------          ----------
                            Total current liabilities                                     2,581,144             730,659

Notes payable, long-term                                                                        ---           1,414,410
Capital lease obligation, long-term                                                          71,587              82,993
Accrued interest payable                                                                        ---             133,804
Due to officers, net                                                                            ---             644,023
                                                                                       ------------          ----------
                            Total liabilities                                             2,652,731           3,005,889

Stockholders' equity (deficit):
     Common stock, $.01 par value, 30,000,000 shares
        authorized, 12,457,989 and 6,331,290 shares issued
          and outstanding at December 31, 1999 and 1998,
             respectively                                                                   124,580              63,313
     Preferred stock, $0.01 par value, 1,000,000 shares
        authorized, no shares issued or outstanding                                             ---                 ---
     Additional paid-in capital                                                          43,915,642           2,462,201
     Unrealized holding losses                                                              (44,518)                ---
     Accumulated deficit                                                                 (8,909,321)         (4,746,460)
                                                                                       ------------          ----------
                            Total stockholders' equity (deficit)                         35,086,383          (2,220,946)
                                                                                       ------------          ----------

                            Total liabilities and stockholders' equity (deficit)       $ 37,739,114             784,943
                                                                                       ============          ==========



See accompanying notes to financial statements.

                               EDGAR ONLINE, INC.

                            Statements of Operations



                                                                                YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                                1999                      1998                     1997
                                                        ----------------------    ---------------------    ---------------------

Revenues:
     Individual subscription revenue                  $            1,427,834                  876,146                  451,939
     Corporate contract revenue                                    1,116,358                  311,609                  218,847
     Advertising revenue                                           1,579,446                  472,922                  166,671
     Barter advertising revenue                                      983,611                  263,440                  206,681
     Other barter revenue                                            142,109                   79,000                      ---
                                                        ----------------------    ---------------------    ---------------------

                                                                   5,249,358                2,003,117                1,044,138
                                                        ----------------------    ---------------------    ---------------------

Cost of revenues:
     Software and Web site development                               505,974                  356,035                  242,209
     Barter advertising expense                                      983,611                  263,440                  206,681
                                                        ----------------------    ---------------------    ---------------------

                                                                   1,489,585                  619,475                  448,890
                                                        ----------------------    ---------------------    ---------------------

                            Gross profit                           3,759,773                1,383,642                  595,248

Operating expenses:
     Selling and marketing                                         2,839,192                  367,733                  167,009
     General and administrative                                    4,406,852                1,544,988                1,193,014
     Product development                                             841,590                  426,854                  434,313
     Amortization expense                                            581,183                      ---                      ---
     Stock compensation expense                                        7,665                1,133,000                      ---
                                                        ----------------------    ---------------------    ---------------------

                                                                   8,676,482                3,472,575                1,794,336
                                                        ----------------------    ---------------------    ---------------------

                        Loss from operations                      (4,916,709)              (2,088,933)              (1,199,088)

Interest income                                                      903,256                    5,618                      ---
Interest expense and other, net                                     (149,158)                (137,909)                (298,561)
                                                        ----------------------    ---------------------    ---------------------

                        Loss before income taxes                  (4,162,611)              (2,221,224)              (1,497,649)

Income tax expense                                                       250                      250                      250
                                                        ----------------------    ---------------------    ---------------------

                        Net loss                      $           (4,162,861)              (2,221,474)              (1,497,899)
                                                        ======================    =====================    =====================




Basic and diluted net loss per share                  $                (0.42)                   (0.36)                   (0.26)
                                                        ======================    =====================    =====================

Basic and diluted weighted average shares outstanding              9,805,456                6,129,116                5,655,151
                                                        ======================    =====================    =====================




See accompanying notes to financial statements.

                               EDGAR ONLINE, INC.

             Statements of Changes in Stockholders' Equity (Deficit)

                  Years ended December 31, 1999, 1998 and 1997



                                                                 COMMON STOCK
                                                       ----------------------------------
                                                                                                PAID-IN-            ACCUMULATED
                                                            SHARES            AMOUNT             CAPITAL              DEFICIT
                                                       -----------------   --------------   -----------------   -------------------

Balance at December 31, 1996                                4,800,000   $       48,000             622,250              (1,027,087)

Exercise of warrants                                        1,274,000           12,740               3,185                    ---

Debt issuance with beneficial conversion feature                  ---            ---               250,000                    ---

Net loss                                                          ---            ---                 ---                (1,497,899)
                                                       -----------------   --------------   -----------------   -------------------

Balance at December 31, 1997                                6,074,000           60,740             875,435              (2,524,986)

Exercise of warrants                                           53,957              540              49,461                    ---

Issuance of common stock                                      103,333            1,033             143,967                    ---

Issuance of common stock in satisfaction
     of trade payables                                        100,000            1,000             124,000                    ---

Stock compensation                                                ---            ---             1,133,000                    ---

Issuance of warrants for services provided and
     debt financing                                               ---            ---               136,338                    ---

Net loss                                                          ---            ---                ---                (2,221,474)
                                                       -----------------   --------------   -----------------   -------------------

Balance at December 31, 1998                                6,331,290           63,313           2,462,201              (4,746,460)

Comprehensive loss:
     Net loss                                                     ---            ---                ---                 (4,162,861)
     Other comprehensive loss:
          Unrealized loss on investments                          ---            ---                ---                       ---

Total comprehensive loss


Issuance of common stock                                      240,000            2,400           1,052,850                    ---

Initial Public Offering, net of
     issuance costs                                         3,600,000           36,000          30,362,794                    ---

Issuance of common stock in satisfaction of
     notes payable                                            670,000            6,700             935,488                    ---

Exercise of stock options and warrants                        707,822            7,078           1,013,379                    ---

Issuance of common stock in connection with
     purchase business combination                            908,877            9,089           7,795,892                    ---

Issuance of stock options and warrants in
     connection with purchase business
     combination                                                  ---            ---               259,176                    ---

Issuance of warrants for services provided                        ---            ---                26,197                    ---

Compensation expense                                              ---            ---                 7,665                    ---
                                                       -----------------   --------------   -----------------   -------------------

Balance at December 31, 1999                               12,457,989    $     124,580          43,915,642              (8,909,321)
                                                       =================   ==============   =================   ===================


                                                          UNREALIZED
                                                            HOLDING
                                                             LOSS                 TOTAL
                                                       ------------------  --------------------

Balance at December 31, 1996                                       ---             (356,837)

Exercise of warrants                                               ---               15,925

Debt issuance with beneficial conversion feature                   ---              250,000

Net loss                                                           ---           (1,497,899)
                                                       ------------------  --------------------

Balance at December 31, 1997                                       ---           (1,588,811)

Exercise of warrants                                               ---               50,001

Issuance of common stock                                           ---              145,000

Issuance of common stock in satisfaction
     of trade payables                                             ---              125,000

Stock compensation                                                 ---            1,133,000

Issuance of warrants for services provided and
     debt financing                                                ---              136,338

Net loss                                                           ---           (2,221,474)
                                                       ------------------  --------------------

Balance at December 31, 1998                                       ---           (2,220,946)

Comprehensive loss:
     Net loss                                                      ---           (4,162,861)
     Other comprehensive loss:
          Unrealized loss on investments                        (44,518)            (44,518)
                                                                           --------------------
Total comprehensive loss                                                         (4,207,379)
                                                                           --------------------

Issuance of common stock                                           ---            1,055,250

Initial Public Offering, net of
     issuance costs                                                ---           30,398,794

Issuance of common stock in satisfaction of
     notes payable                                                 ---              942,188

Exercise of stock options and warrants                             ---            1,020,457

Issuance of common stock in connection with
     purchase business combination                                 ---            7,804,981

Issuance of stock options and warrants in
     connection with purchase business
     combination                                                   ---             259,176

Issuance of warrants for services provided                         ---              26,197

Compensation expense                                               ---               7,665
                                                       ------------------  --------------------

Balance at December 31, 1999                                    (44,518)          35,086,383
                                                       ==================  ====================

See accompanying notes to financial statements.

                               EDGAR ONLINE, INC.

                            Statements of Cash Flows



                                                                                        YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------------------
                                                                              1999                 1998                 1997
                                                                          ------------        ------------        ------------
Cash flows from operating activities:
     Net loss                                                             $ (4,162,861)         (2,221,474)         (1,497,899)
                                                                          ------------        ------------        ------------
     Adjustments to reconcile net loss
        to net cash used in operating activities:
            Stock compensation expense                                           7,665           1,133,000                 ---
            Depreciation                                                       312,431             116,767              55,334
            Accretion and amortization of debt discount                         14,000              17,118             250,000
            Amortization of intangibles                                        581,183                 ---                 ---
            Provisions for bad debts                                           146,428              62,207              22,500
            Non-cash service revenue, net                                      (33,251)             (8,620)            (12,000)
            Changes in assets and liabilities:
                Accounts receivable                                         (1,077,684)           (147,932)            (37,422)
                Other, net                                                     (46,013)             13,096                (875)
                Accounts payable and accrued expenses                          973,865            (205,419)            589,809
                Accrued interest                                              (133,804)            133,804                 ---
                Due to employee                                                (14,575)             14,575                 ---
                Due to officers, net                                          (644,023)             95,137             266,318
                Deferred revenues                                               84,504             130,096              47,165
                                                                          ------------        ------------        ------------
                          Total adjustments                                    170,726           1,353,829           1,180,829
                                                                          ------------        ------------        ------------
                          Net cash used in
                              operating activities                          (3,992,135)           (867,645)           (317,070)
                                                                          ------------        ------------        ------------

Cash flows from investing activities:
     Purchase of available-for-sale  investments                           (16,300,473)                ---                 ---
     Sale of available-for-sale investments                                  1,500,000                 ---                 ---
     Purchase of other investments                                            (283,000)                ---                 ---
     Capital expenditures                                                   (1,023,419)            (78,127)           (224,132)
     Cash portion of purchase price of business combination                   (968,355)                ---                 ---
     Net cash acquired in business combination                                  41,346                 ---                 ---
                                                                          ------------        ------------        ------------
                          Net cash used in investing activities            (17,033,901)            (78,127)           (224,132)
                                                                          ------------        ------------        ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                 35,280,333             155,000              15,925
     Proceeds upon exercise of stock options and warrants                    1,020,457              50,001                 ---
     Proceeds from issuance of notes payable and warrants                          ---           1,000,000             545,000
     Costs incurred in connection with the sale of common stock             (3,826,289)            (10,000)                ---
     Principal payments on notes payable                                    (1,419,879)                ---             (20,000)
     Payments on capital lease obligations                                     (68,310)            (28,218)                ---
     Costs incurred in connection with debt financing                              ---             (89,440)                ---
                                                                          ------------        ------------        ------------
                          Net cash provided by financing activities         30,986,312           1,077,343             540,925
                                                                          ------------        ------------        ------------

                          Net increase (decrease) in cash and cash
                             equivalents                                     9,960,276             131,571                (277)

Cash and cash equivalents at beginning of year                                 148,380              16,809              17,086
                                                                          ------------        ------------        ------------

Cash and cash equivalents at end of year                                  $ 10,108,656             148,380              16,809
                                                                          ============        ============        ============

Supplemental disclosure of cash flow information:
     Cash paid for:
        Taxes                                                             $        250                 250                 250
        Interest                                                          $     21,689               7,751                 ---
Securities issued in connection with purchase business combination        $  8,064,157                 ---                 ---
Accounts payable settled upon issuance of common stock                    $        ---             125,000                 ---
Notes payable settled in exchange for services provided                   $     59,448              42,250              12,000
Stock warrants issued in exchange for services provided                   $     26,197              33,630                 ---
Equipment acquired under capital leases                                   $     82,662             163,688                 ---

See accompanying notes to financial statements.

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998




(1)    DESCRIPTION OF BUSINESS

       EDGAR Online, Inc. (the Company), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its "EDGAR Online" Internet Web site in January 1996. The Company is a Web-based provider of business, financial, and competitive information derived from the EDGAR (Electronic Data Gathering, Analysis, and Retrieval) document filing system maintained by the U.S. Securities and Exchange Commission (SEC). The Company has entered into several arrangements with other Internet service providers to market financial information services.

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


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    REVENUE RECOGNITION

              Revenue from subscriptions and corporate contracts are recognized over the subscription period, which is typically one, three, six or twelve months. Revenue from advertising is recognized as the services are provided.

       (b)    BARTER TRANSACTIONS

              Barter advertising revenue is non-cash and relates to advertising placed on the Company's Web site by other Internet service providers. Barter advertising expense is non-cash and relates to Company advertising placed on the Web sites of other Internet service providers. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable.

              During 1999 and 1998, the Company also received computer equipment and publication advertisements in exchange for use of the Company's Web site services. The Company accounts for such barter transactions at the estimated fair value of goods or services received or services provided, whichever is more objectively determinable. Barter revenues related to the computer equipment barter transaction and the publication advertisements are recognized ratably over the term of the contract. Barter expense related to the publications advertisements transaction is recognized ratably over the year, which approximates the timing of the publications printing. Expense for the computer equipment exchange is recognized as depreciation expense over the useful lives of the assets.

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              The Company expects that barter transactions will represent a increasing smaller percentage of total activity in the future.

       (c)    WEB SITE DEVELOPMENT COSTS

              In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The Company adopted SOP 98-1 in 1999. Capitalized software development costs totaled $85,525 at December 31, 1999 and are being amortized over their estimated useful life of three years.

              Prior to January 1, 1999, substantially all Web site development costs were expensed as incurred.

       (d)    CASH AND CASH EQUIVALENTS

              The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.

       (e)    AVAILABLE-FOR-SALE INVESTMENTS

              The Company's investments comprise government and corporate obligations and foreign and domestic marketable securities. At December 31, 1999, all of the Company's investments were classified as available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders' equity, net of any related tax effect.

       (f)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost or at estimated fair value if part of a barter transaction. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter.

       (g)    LONG-LIVED ASSETS

              The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain intangibles assets, including goodwill, be reviewed for impairment whenever events or

                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (h)    INTANGIBLE ASSETS

              In connection with the acquisition of Partes Corporation on September 10, 1999 (see note 3), the excess of the purchase price over the estimated fair value of the net tangible assets acquired was $9,880,298. The Company is in the process of finalizing valuations that will be used in the assignment of the excess purchase price to certain intangible assets acquired and to goodwill. At December 31, 1999, this valuation was not completed, and the excess purchase price has been included as intangible assets in the accompanying balance sheet. The asset has been amortized using a useful life of five years, the estimated blended useful life of the excess purchase price.

       (i)    ADVERTISING EXPENSES

              The Company expenses advertising costs as incurred.

       (j)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       (k)    DEFERRED FINANCING COSTS

              Deferred financing costs relate to the issuance of the Convertible Debenture (see note 7) and was being amortized over the term of the related debt, using the effective interest method. Amortization expense was $12,422 and $77,018 for the years ended December 31, 1998 and 1999, respectively.



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


       (l)    STOCK-BASED TRANSACTIONS

              The Company accounts for stock-based transactions in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of APB No. 25, "Accounting for Stock Issued to Employees," (APB 25) and comply with the disclosure provisions of SFAS No. 123. Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price.

              The Company accounts for the issuance of equity instruments to non-employees in exchange for services at either the fair value of the equity instrument given or the fair value of the services rendered, whichever is more reliably measurable.

       (m)    CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

              Financial instruments that potentially subject the Company to significant concentration of credit risk consist of accounts receivable. The most significant concentration of credit risk relates to Doubleclick, which comprised 52.8% and 21.1% of the Company's total gross receivable balance at December 31, 1999 and 1998, respectively. No other customer accounted for more than 10% of accounts receivable at December 31, 1999 or 1998.

              The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of sales during 1999, 1998 or 1997. In addition, the Company has not experienced any significant credit losses to date from any one customer.

              The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 1999 and 1998, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations, as discussed in note 7, are determined based on the amount of future cash flows associated with the instrument, discounted at an appropriate discount rate.

       (n)    LOSS PER SHARE

              Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", (SFAS 128) and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No 98. Under SFAS 128, Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.


                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted earnings per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

              Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debentures are anti-dilutive for each of the periods presented.

              Anti-dilutive potential common shares outstanding were 1,047,207, 653,400, and 829,545 for the years ended December 31, 1999, 1998, and 1997, respectively.

       (o)    BUSINESS SEGMENTS

              In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has determined that it does not have any separately reportable business segments.

       (p)    COMPREHENSIVE INCOME

              The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) during 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income
              (loss) is presented within the statement of changes in stockholders' equity (deficit).

       (q)    USE OF ESTIMATES IN FINANCIAL STATEMENTS

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


       (r)    RECENT ACCOUNTING PRONOUNCEMENTS

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133) which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". This statement is not expected to have a material impact on the Company's results of operations or financial position.

       (s)    RECLASSIFICATIONS

              Certain reclassifications have been made to 1998 and 1997 financial statements to conform to the 1999 presentation.


(3)    ACQUISITION

       On September 10, 1999, the Company acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Web site. Under the terms of the agreement, the Company purchased all of the outstanding equity of Partes for $9,880,298. The purchase price included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of $259,176, in exchange for all outstanding Partes stock options,(3) the assumption of net liabilities totaling $847,786 and (4) $968,355 in fees and acquisition related expenses.

       The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of Partes' assets and liabilities and the operating results of Partes from the effective date of the acquisition have been included in the accompanying financial statements. Subsequent to the acquisition, the Company repaid Partes bank indebtedness of $919,879.

       The following unaudited pro forma results of operations assume the acquisition occurred as of January 1, 1999. The pro forma financial information is not necessarily indicative of operating results that would have occurred had the acquisition been consummated as of January 1, 1999, nor of future operating results.

                                                                               PRO FORMA                     PRO FORMA
                                                                              RESULTS FOR                   RESULTS FOR
                                                                             THE YEAR ENDED               THE YEAR ENDED
                                                                               DECEMBER 31,                 DECEMBER 31,
                                                                                  1999                        1998
                                                                      -----------------------------   ------------------------
Revenues                                                          $                  5,618,000                     2,141,000
Loss from operations                                              $                 (9,100,000)                   (6,480,000)
Net loss                                                          $                 (8,346,000)                   (7,130,000)
Basic and diluted loss per share                                  $                      (0.80)                        (1.01)
Basic and diluted weighted average shares                                           10,437,000                     7,038,000



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


outstanding

                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



       The Company is in the process of finalizing valuations that will be used in the assignment of the excess purchase price to certain intangible assets acquired and to goodwill. At December 31, 1999, this valuation was not completed, and the excess purchase price has been included as intangible assets in the accompanying balance sheet. The asset has been amortized using a useful life of five years, the estimated blended useful life of the excess purchase price.

       A one year difference in the estimated useful life of the excess purchase would increase or decrease the annual amortization expense by $494,000 or $329,000, respectively. Amortization expense for the period from September 10, 1999 to December 31, 1999 was $576,350.


(4)    AVAILABLE-FOR-SALE INVESTMENTS

       The following table summarizes the Company's investment in available-for-sale investments at December 31, 1999:


                                                                                FAIR
                                                             COST              VALUE

Money market and certificates of deposit               $ 2,575,580        $ 2,630,214
U.S. government and agency obligations                   2,569,050          2,556,795
Corporate bonds and commercial paper                    19,209,776         19,177,053
                                                       -----------        -----------

            Total                                      $24,354,406        $24,364,062
                                                       ===========        ===========

Reported as:
   Cash and cash equivalents                                              $ 9,608,106
   Available-for-sale investments                                          14,755,956
                                                                          -----------
            Total                                                         $24,364,062
                                                                          ===========




     Substantially all investments with maturity dates mature within the year ended December 31, 2000. Individual unrealized gains and unrealized losses were not significant at December 31, 1999.

(5)    PROPERTY AND EQUIPMENT

       Property and equipment at December 31, 1999 and 1998 is summarized as follows:

                                                                1999                                 1998
                                                           ---------------                    ---------------
         Equipment, and furniture and fixtures             $     1,728,300                    $       482,438
         Purchased software                                        492,678                            109,849
         Software development costs                                 85,525                                ---
         Leasehold improvements                                     60,318                              7,673
                                                           ---------------                    ---------------

                  Subtotal                                       2,366,821                            599,960

         Less accumulated depreciation                            (342,390)                          (188,240)
                                                           ---------------                    ---------------
                                                           $     2,024,431                $           411,720
                                                           ===============                    ===============



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


       Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $312,431, $116,767 and $55,334, respectively.


(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following at December 31, 1999 and 1998.

                                                                                  1999                    1998
                                                                           --------------------    ----------------
   Professional fees                                                    $            127,000                    --
   Web site development and support                                                  280,798
   Licensing fees                                                                    111,438                    --
   Compensation and related benefits                                                 739,215                17,240
   Interest                                                                           16,906                27,304
   Other                                                                             151,211                22,400
                                                                           --------------------    ---------------

                                                                        $          1,426,568                66,944
                                                                           ====================    ===============


(7)    NOTES PAYABLE

       Notes payable consist of the following at December 31, 1998:

                                                                                                           1998
                                                                                                   ----------------
    Convertible Debenture (a)                                                                  $            914,410
    Promissory notes - related party (b)                                                                    500,000
    Promissory notes (c)                                                                                     59,448
                                                                                                   ----------------
         Total notes payable                                                                              1,473,858

    Less:
         Current portion                                                                                    (59,448)

    Notes payable, long-term                                                                   $          1,414,410
                                                                                                   ================

       (a) In July 1998, the Company received $1,000,000 in exchange for a $1,000,000 Convertible Debenture due July 2001 with interest accruing at 10% in years two and three. The terms of this financing enabled the lender to convert the debenture into 670,000 shares of the Company's common stock. The lender also received a warrant, expiring July 23, 1999, to purchase an additional 666,667 shares of the Company's common stock at $1.50 per share.




                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998



              The Company estimated the fair value of the warrant at the date of issue and recorded $102,708 of the consideration received as a credit to additional paid-in capital. Interest expense for 1999 and 1998 includes $27,778 and $17,118, respectively, of accretion of the debt discount resulting from the fair value of the warrants and $33,333 relating to the year one interest holiday.

              As part of the agreement, the Company has agreed to obtain hosting and other Internet services at market prices for a period of five years from the investor.

              At December 31, 1998 the fair value of the Convertible Debenture was estimated to approximate its carrying value as the debt was recorded at fair value in July 1998 and there was no significant change in the underlying market rate or credit worthiness of the Company between July 1998 and December 31, 1998.

              On May 11, 1999, in connection with the Company's IPO, the holder of the Company's $1,000,000 face amount Convertible Debenture exercised its right to convert the Convertible Debenture into 670,000 shares of Company common stock. In addition, the holder exercised their warrant to purchase 666,667 shares of Company common stock at $1.50 per share.

       (b) In January 1997, the Company entered into an agreement with a stockholder for a $500,000 line of credit which was originally due on December 31, 1997, but was extended to February 28, 2000. Interest accrues at 12% of the face amount annually. All borrowings were guaranteed by a principal stockholder of the Company.

              The agreement originally provided that the outstanding borrowings could be converted at the sole discretion of the lending stockholder into common stock at a conversion rate of $1.50 worth of common stock for each $1.00 of borrowings converted. The favorable conversion rate represented a beneficial conversion feature and, accordingly, $250,000 was recorded as a credit to additional paid-in capital at the issue date. Additional interest expense of $250,000 has been included in 1997, as the original maturity of the borrowing was December 31, 1997. In July 1998, the conversion feature was deleted in connection with the issuance of the Convertible Debenture.

              The fair value of the note at December 31, 1998 was estimated at approximately $452,000 based on the amount of future cash flows associated with the investment, discounted using an appropriate interest rate. The note was repaid using proceeds from the initial public offering in June, 1999.

       (c) In connection with a $100,000 loan under a line of credit established in December 1995, the Company has arranged with the lender to apply a portion of the proceeds of credit card payments processed by the lender for the Company to the loan balance. The loan is further reduced by the offsetting of balances due from the lender for its monthly subscription charge for use of the Company's Internet service. Interest accrues at 2% over the prime established by a financial institution (10.25% at December 31, 1998).

              The loan was guaranteed by one of the principal stockholders and certain Company common stock owned by the stockholder was pledged as collateral. The loan was repaid during 1999. The balance outstanding at December 31, 1998 was $59,448.


                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              In 1997, the Company issued a noninterest bearing $25,000 note and in 1998 issued 40,001 warrants exercisable at $1.25 per share.
              The note was repaid with services during the year ended December 31, 1998. The estimated value of the warrants at the date of issuance is deemed insignificant.

              At December 31, 1999 and 1998, the fair value of these notes payable approximates their carrying value based on the amount of future cash flows associated with the instrument, discounted using an appropriate interest rate.

       Interest expense and other financing charges for the years ended December 31, 1999, 1998, and 1997 totaled $149,436, $137,909, and $298,561, respectively.


(8)    INCOME TAXES

       Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists entirely of the State of Connecticut minimum tax. At December 31, 1999, the Company has approximately $6.6 million in federal and state operating loss carryforwards, which are available to offset future taxable income, through 2019.

       The Company's tax provision differed from the amount computed using the federal statutory rate of 34% as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------------
                                                               1999                        1998                         1997
                                                      ---------------------         --------------------         ----------------
         Expected federal income tax
               benefit at 34%                      $          (1,415,288)                  (765,650)                  (509,201)

         State taxes, net of federal expense                    (247,834)                  (134,280)                   (73,749)

         Non-deductible interest expense                              --                                                85,000

         Other permanent differences                              44,261                      3,882                      5,610

         Valuation allowance                                   1,619,111                    896,298                    492,590
                                                        -------------------         --------------------         -------------

                                                   $                 250                        250                        250
                                                        ===================         ====================         =============




                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              The Company's deferred tax assets and liabilities and related valuation allowance as December 31, 1999 and 1998 are as follows:

                                                                                           1999                     1998
                                                                                 ----------------------     -------------------

 Deferred tax assets (liabilities):
      Net operating loss carryforwards                                        $           2,742,435                  1,003,915
      Deferred compensation                                                                      --                    314,231
      Accruals and other, net                                                               171,163                      7,924
      Stock compensation expense                                                            484,783                    453,200
 Valuation allowance                                                                     (3,398,381)                (1,779,270)
                                                                                  --------------------       ------------------

                                                                              $                  --                         --
                                                                                  =====================      ==================

              Realization of the net operating loss carryforward benefit is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carryforwards. Due to the Company's short operating history, a valuation allowance has been recorded for the entire amount of the net deferred tax asset as the Company has concluded that it is not more likely than not that there will be future taxable income sufficient to realize the future taxable temporary differences and operating loss carryforwards prior to their expiration.

              Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules. The Company has not yet determined whether such an ownership change has occurred.

       (9)    DUE TO OFFICERS

              The Company entered into compensation agreements with its two founding stockholders that provide for combined annual compensation of $300,000 commencing in January 1996, payment of which is dependent upon the availability of cash and other factors. Compensation expense of $300,000 has been recorded in each of the years ended December 31, 1999, 1998 and 1997.

              Due to officers represents deferred compensation of $185,577 for 1998 offset by other amounts due from the officers of $141,554 at December 31, 1998. The entire liability was classified as long-term as the founding stockholders had waived payment of these amounts until after December 31, 1999. These amounts were paid using proceeds of the initial public offering in June, 1999.


       (10)   STOCKHOLDERS' EQUITY

              COMMON STOCK

              On March 24, 1997, the Board of Directors of the Company declared and approved a 4 for 1 stock split on its common shares. All share and per share data has been retroactively adjusted to reflect this common stock split.



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              Upon the formation of the Company, the founders were issued 4,000,000 shares of the Company's common stock. In 1996, the Company sold 400,000 shares of its common stock to an investor for $462,500 and issued an additional 400,000 shares of its common stock for $5,000 in connection with the exercise of previously issued warrants. In 1997, the Company issued 1,274,000 shares of its common stock for $15,925 in connection with the exercise of previously issued warrants. In 1998, the Company sold an additional 103,333 shares of common stock for $145,000 in cash, net of related offering expenses, and issued 100,000 shares of common stock in satisfaction of $125,000 of indebtedness.

              On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There are no preferred shares issued or outstanding at December 31, 1999.

              On March 30, 1999, the Company completed the sale of an aggregate of 240,000 shares of its common stock to three investors at $4.50 per share resulting in net proceeds of $1,055,250.

              On May 26, 1999, the Company sold 3,600,000 shares of its common stock to the public (IPO) at $9.50 per share for net proceeds of $30,448,815. In connection with this offering, the Company, its underwriters and the holder of the Convertible Debenture agreed that such holders would convert the Convertible Debenture into 670,000 shares of the Company's common stock prior to the close of the IPO. In addition, certain holders of warrants to purchase Company common stock also agreed to exercise the warrants into an aggregate of 696,667 shares of common stock prior to the close of the IPO.

              STOCK WARRANTS

              Since its inception, the Company has issued warrants to purchase Company common stock in return for various services rendered or in connection with certain debt and equity financings.

              Warrants issued in exchange for services totaled 23,167 and 63,333 for the years ended December 31, 1999 and 1998, respectively. There were no warrants issued in exchange for services in 1997. Based on estimated fair values at the respective dates of issuance the Company has recorded professional services expense and additional paid-in capital of $26,197 in 1999 and $33,630 in 1998.

              Warrants issued in connection with debt financings totalled 0 and 706,668 in 1999 and 1998, respectively and have also been fair valued at their date of issuance. Additional interest expense has been recorded for the years ended December 31, 1999 and 1998 of $27,778 and $17,118, respectively. The credit to additional paid-in-capital relating to the fair value of warrants issued in connection with the debt financing during 1998 was $102,708.

              During 1999, the Company issued 11,299 warrants in connection with the Partes acquisition and 523,500 warrants in connection with equity financing, including the company's IPO.



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              Warrant activity during the periods indicated is as follows:

                                                                                         WEIGHTED
                                                          NUMBER                          AVERAGE
                                                            OF                           EXERCISE
                                                         WARRANTS                          PRICE
                                                   ---------------------              --------------

   Outstanding at December 31, 1996                         1,287,956                    0.01
   Issued                                                                                      --
   Exercised                                               (1,274,000)                   0.01
   Canceled                                                        --                          --
                                                   ---------------------
   Outstanding at December 31, 1997                            13,956                    0.00
   Issued                                                     770,001                    1.45
   Exercised                                                  (53,957)                   0.93
   Canceled                                                                                    --
                                                   ---------------------
   Outstanding at December 31, 1998                           730,000                  $ 1.46
   Issued                                                     557,966                    7.31
   Exercised                                                 (696,667)                   1.46
   Canceled                                                  (240,000)                   4.50
                                                   ---------------------

   Balance at December 31, 1999                               351,299                    8.68
                                                   =====================

              Included in the above table are 13,956 warrants outstanding at December 31, 1997 that were granted pursuant to certain anti-dilution provisions of the original warrant grant and accordingly have a $0.00 exercise price.

              The weighted average contractual life of warrants outstanding at December 31, 1999 and 1998 was 4.42 and .81 years, respectively.


       (11)   STOCK OPTION PLANS

              In November, 1998, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) whereby the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The 1996 Plan authorizes the issuance of options to purchase up to 800,000 shares of the Company's common stock. Options granted may be either incentive stock options (ISOs) or non-qualified stock options. The exercise price and vesting schedule of the options will be established on the grant date. However, the established exercise price for ISOs may not be less than the fair market value of the Company's common stock on the grant date. The 1996 Plan also provides that no options will have a term of longer than ten years.

              On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan) and the 1999 Outside Directors Stock Option Plan (the 1999 Directors Plan). The 1999 Plan authorizes the issuance of options to purchase up to 600,000 shares of the Company's common stock

                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              under the same provisions as the 1996 Plan. The 1999 Directors Plan authorizes the issuance of options to purchase up to 100,000 shares of the Company's common stock.

              Option activity during the periods indicated is as follows:

                                                                             NUMBER                     WEIGHTED
                                                                               OF                        AVERAGE
                                                                             OPTIONS                  OPTION PRICE
                                                                     --------------------             ------------

                  Outstanding at December 31, 1996                              --             $          --
                  Granted                                                       --                        --
                  Exercised                                                     --                        --
                  Canceled                                                      --                        --
                                                                     ---------------------

                  Outstanding at December 31, 1997                              --                        --
                  Granted                                                     400,000          $        0.29
                  Exercised
                  Canceled                                                      --                        --
                                                                     ---------------------

                  Outstanding at December 31, 1998                            400,000          $        0.29
                  Granted                                                     596,790                   5.47
                  Exercised                                                  (11,155)                   0.49
                  Canceled                                                   (42,314)                   6.35
                                                                     ---------------------

                  Balance at December 31, 1999                                943,321          $        3.66
                                                                     =====================

              The Company recorded $7,665 and $1,133,000 of compensation expense in 1999 and 1998, respectively, calculated as the difference between the exercise price and the estimated fair value of stock options at the grant date, as allocated over the vesting periods of the options.

              Options outstanding and exercisable at December 31, 1999 are as follows:

                                                         OPTIONS OUTSTANDING
                                    --------------------------------------------------------------
                                                               WEIGHTED
                                                                AVERAGE               WEIGHTED
                                                               REMAINING              AVERAGE
             RANGE OF                    NUMBER               CONTRACTUAL             EXERCISE
          EXERCISE PRICE              OUTSTANDING                LIFE                  PRICE
     --------------------------     -----------------      ------------------      ---------------

 $     0.25    to      5.00              792,908                  8.33         $        0.25
       5.01    to     10.00              139,500                  9.50                  8.32
      10.01    to     15.00                8,753                  6.00                 10.23
      15.01    to     20.00                   --                    --                    --
      20.01    to     25.00                1,212                  7.16                 20.99
      25.01    to     30.00                   --                    --                    --
      30.01    to     35.00                  948                  6.92                 34.05
     ---------       ----------     -----------------      ------------------      ---------------

 $     0.25           35.00              943,321                  8.49         $        1.60
     =========       ==========     =================      ==================      ===============


                                              OPTIONS EXERCISABLE
                                     --------------------------------------

                                                              WEIGHTED
                                                               AVERAGE
             RANGE OF                     NUMBER              EXERCISE
          EXERCISE PRICE               EXERCISABLE              PRICE
     --------------------------      -----------------     ----------------

 $     0.25    to      5.00              391,095       $        0.25
       5.01    to     10.00                                       --
      10.01    to     15.00                6,746               10.23
      15.01    to     20.00                   --                  --
      20.01    to     25.00                  633               20.85
      25.01    to     30.00                                       --
      30.01    to     35.00                  389               34.05
     ---------       ----------      -----------------     ----------------

 $     0.25           35.00              398,863       $        0.48
     =========       ==========      =================     ================


              At December 31, 1999, 494,424 options are available for grant.



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998


              As discussed in note 2, the Company has elected to continue to use APB 25 to measure compensation expense related to employee stock options and has recorded compensation expense where the exercise price of the option was less than the fair value of the stock on the date of grant. Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS 123, the Company's results of operations for 1999 and 1998 would have been as follows:

                                                                                         1999                  1998
                                                                                     -------------        -------------
                  Net loss - as reported                                             $ (4,162,861)          (2,221,474)
                  Net loss - pro forma                                               $ (4,992,836)          (3,004,873)
                  Basic and diluted net loss per share - as reported                 $      (0.42)               (0.36)
                  Basic and diluted net loss per share - pro forma                   $      (0.51)               (0.49)

              The fair value of the options granted to employees in 1999 and 1998, as calculated under SFAS 123, ranged from $0.12 to $9.40 and $1.57 to $2.45, respectively, with a weighted average fair value of $2.35 and $1.96, respectively. For grants made through the date of the Company's IPO in May 1999, the fair value of the options was calculated using risk free interest rates of 6.51% or 6.52%, expected life of 10 years and no expected dividend yield or volatility. For options granted after the Company's IPO in May 1999, the fair value of the options was calculated using risk free interest rates of 6.5% to 6.52%, expected life of 10 years, no expected dividend yield and an actual volatility which averaged 153% from the date of the Company's IPO to December 31, 1999.



       (12)   COMMITMENTS AND CONTINGENCIES

              The Company leases space in Norwalk, Connecticut for its primary offices. Rent expense totaled $149,308, $57,983 and $44,086 for the years ended December 31, 1999, 1998 and 1997, respectively.



                                                                     (Continued)

                               EDGAR ONLINE, INC.

                          Notes to Financial Statements

                           December 31, 1999 and 1998




              Future minimum lease payments under noncancelable operating leases and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 1999 are as follows:

                                                           OPERATING                        CAPITAL
                                                             LEASES                          LEASES
                                                       ---------------------             --------------
         Year ending December 31,:
              2000                                  $           520,137                     99,206
              2001                                              551,851                     72,876
              2002                                              562,566                      9,003
              2003                                              397,570                        --
                                                              1,175,118                        --
                                                       ---------------------             --------------

                       Total                        $         3,207,242                    181,085
                                                       ===================

                       Amount representing interest                                        (31,263)
                                                                                         --------------

                          Net capital leases obligation                                $   149,822
                                                                                         ==============


              The amount currently payable under the capital lease at December 31, 1999 is $78,235.


       (13)   RELATED PARTY TRANSACTIONS

              The Company provides services to three shareholders. Revenues from these related parties totaled $383,000, $69,600 and $38,000 in 1999, 1998 and 1997, respectively. Of the revenues received, $75,000, $17,250, and $12,000 were used to satisfy a note payable and related accrued interest to one shareholder. The Company also purchased services from a shareholder, which totaled $1,535,479, $610,073, and $423,836 in 1999, 1998 and 1997, respectively.


       (14)   SUBSEQUENT EVENTS (UNAUDITED)

              On January 26, 2000, the Company granted 288,000 options at $9.00 under the 1999 Plan. The exercise price represents the market price on the date of the grant.

       (15)   SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

              The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except for per share data):

                                                FIRST  SECOND   THIRD   FOURTH
                                               QUARTER QUARTER QUARTER  QUARTER
                                               ------- ------- -------  -------
              YEAR ENDED DECEMBER 31, 1999
              Net revenues                    $  641   1,038    1,520    2,050
              Loss from operations            $ (548)   (847)  (1,240)  (2,282)
              Net loss                        $ (586)   (807)    (864)  (1,906)
              Basic and diluted net loss
                per share(1)                  $(0.08)  (0.09)   (0.07)   (0.15)
              Basic and diluted weighted
                average shares outstanding      6,367   8,662   11,736   12,457

              YEAR ENDED DECEMBER 31, 1998
              Net revenues                    $   384     498      511      610
              Loss from operations            $  (171)   (157)    (228)  (1,533)
              Net loss                        $  (188)   (175)    (266)  (1,592)
              Basic and diluted net loss
                per share                     $ (0.03)  (0.03)   (0.04)   (0.26)
              Basic and diluted weighted
                average shares outstanding      6,074   6,074     6,121   6,219

              Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.

                                  EXHIBIT INDEX
                                  -------------

         EXHIBIT
         NUMBER                    DESCRIPTION
         ------                    -----------
         3.01       Certificate of Incorporation(1)

         3.02       Amended and Restated Certificate of Incorporation(2)

         3.03       Bylaws (2)

         4.01       Form of Specimen Stock Certificate for Registrant's Common
                    Stock(2)

         4.02       10% Convertible Subordinated Debenture due 2001(1)

         4.03       Warrant to Purchase Common Stock (1)

         10.01 Form of Indemnity Agreement to be entered into between the Registrant with each of its directors and executive officers(2)

         10.02      1996 Stock Option Plan(1)

         10.03      1999 Stock Option Plan(2)

         10.04      1999 Outside Directors Stock Option Plan(2)

         10.05      Amended and Restated Employment Agreement dated as of May 6,
                    1999 between the Registrant and Marc Strausberg(2)

         10.06      Amended and Restated Employment Agreement dated as of May 6,
                    1999 between the Registrant and Susan Strausberg(2)

         10.07 Employment Agreement, dated as of April 23, 1999, between the Registrant and Tom Vos(2)

         10.08      Employment Agreement, dated as of May 3, 1999, between the
                    Registrant and Greg Adams(2)

         10.09 Employment Agreement, dated as of March 11, 1997, between the Registrant and Brian Fitzpatrick(2)

         10.10      Employment Agreement, dated as of May 19, 1997, between the
                    Registrant and Jay Sears(2)

         10.11      Employment Agreement, dated as of May 3, 1999, between
                    Registrant and David Trenck(2)

         10.12 Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation(1)

         10.13      Form of Registration Rights Agreement for December 1998
                    Investors(2)

         10.14 Form of Subscription Agreement, including registration rights, for March 1999 Investors(2)