Form 10-Q
period 2000-03-31
EDGAR ONLINE INC
filed 2000-05-12
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000


                                       OR

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No


Number of shares of common stock outstanding at May 10, 2000: 12,457,989 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999

                                      INDEX



                                                                                                                    Page No.

PART I.  FINANCIAL INFORMATION

Balance Sheets
         March 31, 2000 (unaudited) and December 31, 1999...........................................................   4

ITEM 1. Financial Statements

Statements of Operations
         Three Months Ended March 31, 2000 (unaudited) and 1999 (unaudited).......................................     3

Statements of Cash Flows
         Three Months Ended March 31, 2000 (unaudited) and 1999 (unaudited)....................................        5

Notes to Financial Statements.....................................................................................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk................................................    18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.........................................................................................    19

ITEM 2. Changes in Securities and Use of Proceeds.................................................................    19

ITEM 3. Defaults Upon Senior Securities...........................................................................    19

ITEM 4. Submission of Matters to a Vote of Security Holders.......................................................    19

ITEM 5. Other Information.........................................................................................    19

ITEM 6. Exhibits and Reports on Form 8-K..........................................................................    19

Signatures........................................................................................................    20

Exhibit Index.....................................................................................................    21

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                             THREE MONTHS ENDED
                                                 March 31,

                                              2000         1999
                                          --------       --------
Revenues:
      Corporate contracts                  $   736        $   152
      Individual subscriptions                 494            274
      Advertising                              407             53
      Barter advertising                       315             97
      Other barter                              23             35
                                          --------        -------
Total revenues                               1,975            611

Cost of revenues:
      Software and Web site
        costs                                  400             87
      Barter advertising expense               315             97
                                          --------       --------
                                               715            184

Gross profit                                 1,260            427

 Operating expenses:
      Sales and marketing                    1,366             25
      Development expenses                     556            135
      General and administrative             1,667            815
      Amortization of intangibles              504             --
                                          --------       --------
                                             4,093            975

      Loss from operations                  (2,833)         (548)

Interest and other income
         (expense), net                        335           (38)
                                          --------       --------
      Loss before income taxes              (2,498)         (586)

Income tax provision                          --             --
                                          --------       --------
      Net loss                            $ (2,498)      $  (586)
                                          ========       ========

Basic and diluted weighted
     average shares outstanding             12,458          6,367
Basic and diluted net loss per share      $  (0.20)      $ (0.09)


See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                    March 31,
                                                                                       2000      DECEMBER 31,
                                                                                   (UNAUDITED)      1999
                                                                                     ---------    --------
                       ASSETS
Cash and cash equivalents                                                          $  7,399       $ 10,109
Marketable securities                                                                14,840         14,756
Accounts receivable, less allowance of
   $190 and $180 at March 31, 2000 and December
   31, 1999, respectively                                                             1,427          1,118
Other                                                                                   240            129
                                                                                   --------       --------
       Total current assets                                                          23,906         26,111

Property and equipment, net                                                           2,322          2,024
Intangibles                                                                           9,188          9,582
Other assets                                                                            304             21
                                                                                   --------       --------
       Total assets                                                                $ 35,720       $ 37,739
                                                                                   ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $ 1,817            722
Accrued expense                                                                         674          1,427
Deferred revenues                                                                       505            354
Capital lease payable, current portion                                                   81             78
                                                                                   --------       --------
       Total current liabilities                                                      3,077          2,581

Capital lease payable, long-term                                                         50             72
                                                                                   --------       --------
       Total liabilities                                                              3,127          2,653

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,458,477 and
   12,457,989 shares issued and outstanding at March 31, 2000 and December
   31, 1999, respectively                                                               125            125
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, no shares issued or outstanding                                           --             --
Additional paid-in capital                                                           43,919         43,915
Unrealized holding losses                                                               (43)           (45)
Accumulated deficit                                                                 (11,408)        (8,909)
                                                                                   --------       --------
       Total stockholders' equity                                                    32,593        (35,086)
                                                                                   --------       --------
       Total liabilities and stockholders' equity                                  $ 35,720       $ 37,739
                                                                                   ========       ========

See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                         2000           1999
                                                                                      --------       -------
Cash flows from operating activities:
     Net loss                                                                         $ (2,498)    $     (586)
                                                                                      --------       --------
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                          199            32
     Amortization of intangibles                                                           504            --
     Accretion and amortization of debt discount                                            --             9
     Provisions for bad debts                                                               (2)           17
     Noncash services, net                                                                  --             7
     Stock compensation expense                                                              3            --
     Changes in assets and liabilities:
         Accounts receivable                                                              (307)          (36)
         Deferred offering costs                                                           --           (304)
         Other assets                                                                     (394)          (19)
         Accounts payable and accrued expenses                                             342           377
         Accrued interest                                                                  --             31
         Due to employee                                                                   --              5
         Deferred financing costs                                                          --              7
         Deferred revenues                                                                 151            --
                                                                                      --------       -------
                  Total adjustments                                                        496           126
                                                                                      --------       -------
                  Net cash (used in) operating activities                               (2,002)         (460)
                                                                                      --------       -------

Cash used in investing activities:
      Purchases of property, plant and equipment                                          (497)           --
      Purchase of other investment                                                        (110)           --
      Purchases of available for sale investments                                          (83)           --
                                                                                      --------       -------
                  Net cash (used in) investing activities                                 (690)           --

Cash flows from financing activities:
     Proceeds from issuances of common stock                                                 1           565
     Costs incurred in connection with issuances of common stock                           --            (25)
     Payments on capital lease obligations                                                 (19)          (12)
                                                                                      --------       --------
                  Net cash (used in) provided by financing activities                      (18)          528
                                                                                      --------       -------
                  Net change in cash and cash equivalents                               (2,710)           68
Cash and cash equivalents at beginning of period                                         10,109          148
                                                                                      --------       -------
Cash and cash equivalents at end of period                                            $  7,399       $   216
                                                                                      ========       =======
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $      4       $    --
Notes payable settled in exchange for services provided                               $     --       $    19
Stock warrants issued in exchange for services provided                               $     --       $    19

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

        In May 1999, the Company completed an initial public offering ("IPO") of 3,600,000 shares of the Company's common stock resulting in net proceeds of approximately $30.4 million.

        On September 10, 1999, the Company acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Website. Under the terms of the agreement, the Company purchased all of the outstanding equity of Partes for $9,880,298. The purchase included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options, (3) the assumption of net liabilities totaling $846,786 and (4) $968,355 in fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimate fair value of Partes' assets and liabilities and the operating results of Partes from the effective date of the acquisition have been included in the accompanying financial statements. Subsequent to the acquisition, the Company repaid Partes Bank indebtedness of $919,879.

        These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10-K, filed with the SEC in March 2000.

        The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include general economic and business conditions
(included in the online business and financial information industry), actions of our competitors, the extent to which we are able to develop new services and markets for our services, the time and expense involved in such development activities, the level of demand and market acceptance of our services and changes in our business strategies. Inherent in the Company's mission are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence and acceptance of the Internet as a communication and information medium, prospective project development efforts and the acceptance by the market place of the Company's products and services.

(2)  UNAUDITED INTERIM FINANCIAL INFORMATION

        The unaudited interim financial statements of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

        In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, respectively. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

        During the third quarter of 1999, development expenses were reclassified to operating expenses from cost of revenues. In addition, during the first quarter of 2000 the Company began recording certain advertising revenues net of the related commissions. Prior comparative amounts have been reclassified to conform to the year 2000 presentation.

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

(3) LOSS PER SHARE

        Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (SFAS 128). Under SFAS 128, basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

        Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debentures are anti-dilutive for each of the periods presented.

        Anti-dilutive potential common shares outstanding were 794,003 and 1,545,264 for the three months ended March 31, 2000 and 1999, respectively.

(4) STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

        On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There were no preferred shares issued or outstanding at March 31, 2000.

        On March 30, 1999, the Company completed the sale of an aggregate of 240,000 shares of its common stock to three investors at $4.50 per share resulting in net proceeds of $1,055,250.

        On May 26, 1999, the Company sold 3,600,000 shares of its common stock to the public at $9.50 per share for net proceeds of approximately $30.4 million. In connection with this offering, the Company, its underwriters and the holder of the Convertible Debenture agreed that such holders would convert the Convertible Debenture into 670,000 shares of the Company's common stock prior to the close of the IPO. In addition, certain holders of warrants to purchase Company common stock also agreed to exercise the warrants into an aggregate of 696,667 shares of common stock prior to the close of the IPO.

(5) COMPREHENSIVE INCOME

        The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) during 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. There were no significant differences between the Company's comprehensive loss and its net loss as reported for any of the periods presented.

        FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued yo Employees." With certtain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summaries certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101 no later that the second quarter of 2000. The Company does not believe the implementation of SAB No. 101 will have a significant effect on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors that May Affect Future Results and Financial Condition" included elsewhere in this Quarterly Report.

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

        On September 10, 1999, the Company acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Website. Under the terms of the agreement, the Company purchased all of the outstanding equity of Partes for $9,880,298. The purchase included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options, (3) the assumption of net liabilities totaling $846,786 and (4) $968,355 in fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimate fair value of Partes' assets and liabilities and the operating results of Partes from the effective date of the acquisition have been included in the accompanying financial statements. Subsequent to the acquisition, the Company repaid Partes Bank indebtedness of $919,879.

        We derive revenues from three primary sources: corporate contracts, individual subscriptions, and advertising. Revenue from corporate contracts and individual subscriptions is deferred and recognized as income over the subscription period. Revenue from advertising is recognized as the services are provided. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Services related to corporate contracts are typically billed quarterly in advance. Advertising revenue is paid to us by DoubleClick, net of advertising placed and commission fees, in the month following the month in which the revenue is earned.

        In addition, a portion of our revenues is derived from barter transactions. Barter advertising revenue is a non-cash item and relates to advertising placed on our Web sites by other Internet companies in exchange for our advertising placed on their Web sites. Barter advertising revenue is recorded in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or provided, whichever is more objectively determinable. Reference is made to recent cash advertising transactions of similar nature in determining the estimated fair value of barter advertising revenue and expense. Other barter revenue is also non-cash and relates to corporate contract sales for which we received computer equipment or other non-cash consideration for services provided. The amount of such revenues are recorded at the estimated fair market value of the equipment or services received or services provided, whichever is more objectively determinable. Barter expenses reflect the expense offset to barter revenue.

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

RESULTS OF OPERATIONS

       Revenues

        Revenues increased 223% to approximately $2.0 million in the three-month period ended March 31, 2000, from $611,000 for the comparable period in 1999. The growth in revenues is primarily attributable to a $584,000 or 384%, increase in corporate contract revenues, a $220,000 or 80%, increase in individual subscription revenues, a $354,000 or 668%, increase in advertising revenues and an increase of $206,000 or 156% in barter revenues. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month from approximately 19 at March 31, 1999 to approximately 59 at March 31, 2000. The number of individual subscriptions increased from approximately 7,500 subscriptions at March 31,1999 to approximately 15,200 subscriptions at March 31, 2000. The increase in advertising revenues is primarily due to the increase in the number of advertisers and ads delivered, some of which has resulted from our acquisition of FreeEDGAR.com, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web sites. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

      Cost of Revenues

        Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 289% to $715,000 in the three-month period ended March 31, 2000, from $184,000 for the comparable period in 1999. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins related to the sale of services were 64% in the three-month period ended March 31, 2000 and 70% for the comparable period in 1999. The decrease in gross margins for the three month period ended March 31, 2000 is mainly attributable to the fact that our software and Web site maintenance costs increased.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 5364% to $1.4 million in the three months ended March 31, 2000 from $25,000 in the equivalent period in 1999. As a percentage of revenues, sales and marketing expenses increased to 69% in the three months ended March 31, 2000 from 4% for the comparable period in 1999. The increase in sales and marketing expenses in dollar terms in the three months ended March 31, 2000 was due to an expansion of our sales force, increased marketing activities, including the development of our marketing materials and expenditures to increase the EDGAR brand awareness. We expect sales and marketing expenses to continue to increase as we continue to expand our marketing campaign and hire additional sales and marketing personnel.

        Development. Development expenses increased 312% to $556,000 for the three months ended March 31, 2000 from $135,000 in the comparable period of 1999. As a percentage of revenues, development expenses increased to 28% in the three months ended March 31, 2000 from 22% for the comparable period in 1999. The increase in development expenses is primarily due to the expansion of content on our Web sites and development of corporate products.

        General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 105% to $1.7 million in the three months ended March 31, 2000 from $815,000 for the comparable period in 1999. As a percentage of revenues, general and administrative expenses decreased to 84% in the three months ended March 31, 2000 from 133% for the comparable period in 1999. The increase in general and administrative expenses in dollar terms in the three months ended March 31, 2000 was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

LIQUIDITY AND CAPITAL RESOURCES

        In May 1999, we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.4 million.

        Net cash used in operating activities was $2.0 million and $460,000 for the three months ended March 31, 2000 and 1999, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors.

        Capital expenditures, primarily for computers, office and communications equipment, totaled $497,000 for the three months ended March 31, 2000. The purchases were required to support our expansion and increased infrastructure.

        At March 31, 2000, we had cash and cash equivalents on hand of $7.4 million and marketable securities of $14.8 million. We believe that our existing capital resources and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

YEAR 2000 ISSUE

        We did not experience any significant problems as a result of the Year 2000. At January 1, 2000, our proprietary software, information technology ("IT") systems and non-IT systems recognized the 2000 date and processed information related to the operation of our Web sites and provided value-added services to our customers. We also have not experienced any problems related to our suppliers or other parties on whom we rely in managing our Web sites or providing value-added services to our customers.

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE THAT LOSSES WILL CONTINUE.

        As of March 31, 2000, we had an accumulated deficit of $11,408,000. We may not ever generate sufficient revenues to achieve profitability. We incurred net losses of $1,497,899 for the year ended December 31, 1997, $2,221,474 for the year ended December 31, 1998, $4,162,861 for the year ended December 31, 1999 and $2,498,000 for the three months ended March 31, 2000. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected.

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

        Our future success will depend on our ability to continue to provide value-added services that distinguish our Web sites from the type of EDGAR-information available from the SEC on its Web site. Through its Web site, the SEC provides free access to EDGAR filings on a time-delayed basis of 24 to 72 hours. If the SEC, which has recently announced that it intends to modernize the EDGAR system, were to make changes to its Web sites such as providing (1) free real-time access to EDGAR filings or (2) value-added services comparable to those provided on our Web sites, our business, results of operations and financial condition would be materially adversely affected.

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

        - proprietary information services and Web sites targeted to business, finance and investing needs, including those providing EDGAR content, such as Bloomberg and LIVEDGAR; and

        -       Web-based providers of free EDGAR information, such as 10K
                Wizard.

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

        Effective January 1, 2000 the annual subscription costs were lowered by an additional 42%.

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

WE MAY NOT BE SUCCESSFUL IN INCREASING BRAND AWARENESS.

        Our future success will depend, in part, on our ability to increase the brand awareness of our EDGAR Online Web sites. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our Web sites. We have devoted a significant portion of the proceeds from our IPO to expand our sales and marketing efforts as part of our brand-building efforts. These efforts may not be successful.

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

        Because the market for our products and services is new and rapidly evolving, it is difficult to predict with any certainty what the growth rate, if any, and the ultimate size of this market will be. We cannot be certain the market for our services will continue to develop or that our services will ever achieve a significant level of market acceptance. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if our services do not achieve significant market acceptance, or if pricing becomes subject to considerable competitive pressures, our business, results of operations and financial condition would be materially adversely affected.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

        We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last two years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the three months ended March 31, 2000, our DoubleClick-related paid advertising revenue was 21% of our total revenues for this period.

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

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

        Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until recently, we had not employed any sales executives to sell our corporate services. From March 1999 to March 2000 we hired seven salesmen whose task is to market and sell our services to the corporate market. These efforts may not be successful.

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

THERE ARE RISKS OF INCREASED USERS STRAINING OUR SYSTEMS AND OTHER SYSTEM MALFUNCTIONS.

        In the past, our Web sites have experienced significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. In addition, the number of our users has continued to increase over time and we are seeking to further increase the size of our user base and the frequency with which they use our services. Therefore, our Web sites must accommodate an increasingly high volume of traffic and deliver frequently updated information. Our Web sites have in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware capacity restraints and software failures. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We also depend on the Level I EDGAR feed we purchases in order to provide SEC filings on a real-time basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

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

WE COULD BE LIABLE FOR OR ADVERSLEY AFFECTED BY UNDETECTED YEAR 2000 PROBLEMS.

        Our business may suffer as a result of defects relating to year 2000 compliance issues that have not yet been detected. Our products run in conjunction with the systems of our customers, our products could fail to function properly if our customers' systems encounter year 2000 compliance problems. If this happens, it could result in liability to us or adversely affect results of operations.

WE ARE DEPENDENT ON THE INTERNET INFRASTRUCTURE.

        Our future success will depend, in significant part, upon the maintenance of the various components of the Internet infrastructure, such as a reliable backbone network with the necessary speed, data capacity and security, and the timely development of enabling products, such as high-speed modems, which provide reliable and timely Internet access and services. To the extent the Internet continues to experience increased numbers of users, frequency of use or increased user bandwidth requirements, we cannot be sure that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. Furthermore, the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure or otherwise, and such outages or delays could adversely affect our Web sites and the Web sites of our co-branded partners, as well as the Internet service providers and online service providers our customers use to access our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity. We cannot predict whether the infrastructure and complementary products and services necessary to maintain the Internet as a viable commercial medium will be developed or maintained.

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

WE MAY BE LIABLE FOR INFORMATION DISPLAYED ON OUR WEB SITES.

        We may be subjected to claims for defamation, negligence, copyright or trademark infringement, violation of securities laws or other claims relating to the information that we publish on our Web sites, which may materially adversely affect our business. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Our general liability insurance may not cover these claims and may not be adequate to protect us against all liabilities that may be imposed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        INTEREST RATE FLUCTUATIONS. We are exposed to market risk primarily through investments in available-for-sale investments. Our policy calls for investment in short-term low risk investments. As of March 31, 2000, available-for-sale investments were $14.8 million. Due to the short-term maturity of these investments, any decrease in interest rates would not have a material effect on our financial statements.

        CURRENCY RATE FLUCTUATIONS. Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

        None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. The exhibits listed in the accompanying Exhibit Index are filed as part of this Report on Form 10-Q.

        b. Reports on Form 8-K: There were no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EDGAR ONLINE, INC.

                                          (Registrant)



Dated:   May 12, 2000                     /s/ Greg D. Adams
                                          -----------------
                                          Greg D. Adams
                                          Chief Financial Officer



Dated:   May 12, 2000                     /s/ Tom Vos
                                          -----------
                                          Tom Vos
                                          President and Chief Operating Officer

                                  EXHIBIT INDEX


 Exhibit No.         Description
 -----------         -----------


 10.26 Agreement of Lease, dated February 7, 2000, between 122 East 42nd Street LLC and EDGAR Online, Inc.

 27.1                  Financial Data Schedule