Form 10-Q
period 2000-06-30
EDGAR ONLINE INC
filed 2000-08-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000


                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

   FOR THE TRANSITION PERIOD FROM: _____________________ TO ___________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No


Number of shares of common stock outstanding at August 10, 2000: 12,458,917 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                  FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

                                      INDEX





                                                                        Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Statements of Operations
         Three and Six Months Ended June 30, 2000 (unaudited) and 1999
         (unaudited)...........................................................3

Balance Sheets
        June 30, 2000 (unaudited) and December 31, 1999........................4

Statements of Cash Flows
         Six Months Ended June 30, 2000 (unaudited) and 1999
         (unaudited)...........................................................5

Notes to Financial Statements..................................................6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................19

ITEM 2. Changes in Securities and Use of Proceeds.............................19

ITEM 3. Defaults Upon Senior Securities.......................................19

ITEM 4. Submission of Matters to a Vote of Security Holders...................19

ITEM 5. Other Information.....................................................19

ITEM 6. Exhibits and Reports on Form 8-K......................................19

Signatures....................................................................20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                              EDGAR ONLINE, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  Three Months Ended                    Six Months Ended
                                                                       June 30,                             June 30,
                                                                  2000           1999                   2000          1999
                                                                  ----           ----                   ----          ----
Revenues:
              Corporate contracts                                 $924           $160                 $1,661          $312
              Individual subscriptions                             548            331                  1,042           605
              Advertising                                          578            172                    985           226
              Barter advertising                                   469            243                    784           340
              Other barter                                           -             34                     23            69
                                                       -------------------------------       ------------------------------
Total revenues                                                   2,519            940                  4,495         1,552

Cost of revenues:
              Software and Web site costs                          288             57                    689           145
              Barter advertising expense                           469            243                    784           340
                                                       -------------------------------       ------------------------------
                                                                   757            300                  1,473           485

Gross profit                                                     1,762            640                  3,022         1,067

Operating expenses:
              Sales and marketing                                1,379            426                  2,745           664
              Development expenses                                 538            133                  1,093           269
              General and administrative                         1,555            928                  3,224         1,529
              Amortization of intangibles                          504             --                  1,008            --
                                                       -------------------------------       ------------------------------
                                                                 3,976          1,487                  8,070         2,462

              Loss from operations                             (2,214)          (847)                (5,048)       (1,395)

Interest and other income
              (expense), net                                       289             40                    625             2

              Loss before income taxes                         (1,925)          (807)                (4,423)       (1,393)

Income tax provision                                                --             --                     --            --
                                                       -------------------------------       ------------------------------

              Net loss                                        ($1,925)         ($807)               ($4,423)      ($1,393)
                                                       ===============================       ==============================

Basic and diluted weighted
              average shares outstanding                        12,459          8,662                 12,459         7,515
Basic and diluted net loss per share                           ($0.15)        ($0.09)                ($0.36)       ($0.19)


See accompanying notes to financial statements

                              EDGAR ONLINE, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)


                                                                                    June 30,
                                                                                       2000      DECEMBER 31,
                                                                                   (UNAUDITED)      1999
                                                                                     ---------    --------
                       ASSETS

Cash and cash equivalents                                                           $ 5,689       $ 10,109
Marketable securities                                                                14,448         14,756
Accounts receivable, less allowance of
   $211 and $190 at June 30, 2000 and December
   31, 1999, respectively                                                             1,579          1,118
Other                                                                                   232            129
                                                                                   --------       --------
       Total current assets                                                          21,948         26,111

Property and equipment, net                                                           2,690          2,024
Intangibles                                                                           8,973          9,582
Other assets                                                                            290             21
                                                                                   --------       --------
       Total assets                                                                $ 33,901       $ 37,739
                                                                                   ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                               $ 2,510          2,149
Deferred revenues                                                                       586            354
Capital lease payable, current portion                                                   78             78
                                                                                   --------       --------
       Total current liabilities                                                      3,174          2,581

Capital lease payable, long-term                                                         40             72
                                                                                   --------       --------
       Total liabilities                                                              3,214          2,653

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,458,917 and 12,457,989 shares issued and outstanding at June 30, 2000 and December
   31, 1999, respectively                                                               125            125
Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, no shares issued or outstanding                                           --             --
Additional paid-in capital                                                           43,923         43,915
Unrealized holding losses                                                               (29)           (45)
Accumulated deficit                                                                 (13,332)        (8,909)
                                                                                   --------       --------
       Total stockholders' equity                                                    30,687         35,086
                                                                                   --------       --------
       Total liabilities and stockholders' equity                                  $ 33,901       $ 37,739
                                                                                   ========       ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              EDGAR ONLINE, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                              June 30
                                                                                         2000           1999
                                                                                      --------       -------
Cash flows from operating activities:
     Net loss                                                                         $ (4,423)    $  (1,393)
                                                                                      --------       -------
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                          427            75
     Amortization of intangibles                                                         1,010            --
     Accretion and amortization of debt discount                                            --            14
     Provisions for bad debts                                                               21            36
     Noncash services, net                                                                  --            12
     Stock compensation expense                                                              6             3
     Changes in assets and liabilities:
         Accounts receivable                                                              (482)         (178)
         Other assets                                                                     (372)         (102)
         Accounts payable and accrued expenses                                             361           310
         Accrued interest                                                                   --          (107)
         Deferred revenues                                                                 232            30
         Other, net                                                                         --            58
                                                                                      --------       -------
                  Total adjustments                                                      1,203           537
                                                                                      --------       -------
                  Net cash (used in) operating activities                               (3,220)       (1,930)
                                                                                      --------       -------

Cash used in investing activities:
      Purchases of property and equipment                                               (1,093)          (60)
      Purchase of other investment                                                        (401)           --
      Purchases of available-for-sale investments                                          (83)           --
      Sales of available-for-sale investments                                              407            --
                                                                                      --------       -------
                  Net cash (used in) investing activities                               (1,170)          (60)

Cash flows from financing activities:
     Proceeds from issuances of common stock                                                 2        35,280
     Costs incurred in connection with issuances of common stock                            --        (3,705)
     Proceeds from exercise of warrants                                                     --         1,015
     Principal payments on notes payable                                                    --          (500)
     Payments on capital lease obligations                                                 (32)          (30)
                                                                                      --------       -------
                  Net cash (used in) provided by financing activities                      (30)       32,060
                                                                                      --------       -------
                  Net change in cash and cash equivalents                               (4,420)       30,070
Cash and cash equivalents at beginning of period                                        10,109           148
                                                                                      --------       -------
Cash and cash equivalents at end of period                                            $  5,689       $30,218
                                                                                      ========       =======
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                $      8       $   146
Notes payable settled in exchange for services provided                               $     --       $    38
Stock warrants issued in exchange for services provided                               $     --       $    26
Equipment acquired under capital leases                                               $     --       $    84



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

(2)  UNAUDITED INTERIM FINANCIAL INFORMATION

       The unaudited interim financial statements of the Company as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

       In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, respectively and its cash flows for the six months ended June 30, 2000 and 1999, respectively. The results for the six months ended June 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

       Anti-dilutive potential common shares outstanding were 494,617 and 1,326,952 for the three months ended June 30, 2000 and 1999, respectively and 621,810 and 1,436,123 for the six months ended June 30, 2000 and 1999 respectively.

(4) STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

       On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There were no preferred shares issued or outstanding at June 30, 2000.

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

       In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summaries certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the accounting provisions of SAB No. 101 in the second quarter of 2000. The implementation of SAB No. 101 did not have a significant effect on its results of operations.

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

       We had no revenue in 1995. Our primary activities in 1995 related to beginning development of our proprietary systems. In January 1996, we launched our Web site and began selling our subscription services and establishing contractual relationships with large Web portal and business and financial information sites to supply EDGAR content for display on these sites. We started selling advertising banners and sponsorships on our Web site in February 1997. We have a limited operating history and are still in the early stages of development.

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

       We derive revenues from three primary sources: corporate contracts, individual subscriptions, and advertising. Revenue from corporate contracts and individual subscriptions is deferred and recognized as income over the subscription period. Revenue from advertising is recognized as the services are provided. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Services related to corporate contracts are typically billed quarterly in advance. Advertising revenue is paid to us by DoubleClick, Inc., net of advertising placed and commission fees.

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

       We intend to increase our operating expenses to fund increased corporate sales efforts, product development and, to enhance our Web sites and to continue to establish relationships critical to our success.

       We also have interest income from the investment of the net proceeds of our initial public offering in short term, interest bearing investment grade securities.

RESULTS OF OPERATIONS

       Revenues

       Revenues increased 168% to approximately $2.5 million in the three-month period ended June 30, 2000, from $940,000 for the comparable period in 1999. The growth in revenues is primarily attributable to a $764,000 or 478%, increase in corporate contract revenues, a $217,000 or 66%, increase in individual subscription revenues, a $406,000 or 236%, increase in advertising revenues and an increase of $192,000 or 69% in barter revenues. Revenues increased 190% to $4.5 million for the six month period ended June 30, 2000, from $1.6 million for the comparable period in 1999. The growth in revenue is primarily attributable to a $1.3 million or 432% increase in corporate contract revenues, a $437,000 or 72% increase in individual subscription revenues, a $759,000 or 336% increase in advertising revenues and an increase of $398,000 or 97% in barter revenues. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month from approximately 20 at June 30, 1999 to approximately 75 at June 30, 2000. The number of individual subscriptions increased from approximately 9,500 subscriptions at June 30,1999 to approximately 16,000 subscriptions at June 30, 2000. The increase in advertising revenues is primarily due to the increase in the number of advertisers and ads delivered, some of which has resulted from our acquisition of FreeEDGAR.com, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web sites. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

      Cost of Revenues

       Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 152% to $757,000 in the three-month period ended June 30, 2000, from $300,000 for the comparable period in 1999. Total cost of revenues increased 204% to $1.5 million in the six months period ended June 30, 2000 from $485,000 for the comparable period in 1999. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins related to the sale of services were 70% in the three-month period ended June 30, 2000 and 70% for the comparable period in 1999. Gross margins related to the sale of services were 67% for the six-months period ended June 30, 2000 and 69% for the comparable period in 1999.

Operating Expenses

       Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 224% to $1.4 million in the three months ended June 30, 2000 from $426,000 in the equivalent period in 1999. As a percentage of revenues, sales and marketing expenses increased to 55% in the three months ended June 30, 2000 from 45% for the comparable period in 1999. Sales and marketing expenses increased 313% to $2.7 million in the six months ended June 30, 2000 from $664,000 in equivalent period in 1999. As a percentage of revenue, sales and marketing expenses increased to 61% in the six months ended June 30, 2000 from 43% for the comparable period in 1999. The increase in sales and marketing expenses in the three months ended June 30, 2000 was due to an expansion of our sales force, increased marketing activities, and exhibiting at trade shows.

       Development. Development expenses increased 305% to $538,000 for the three months ended June 30, 2000 from $133,000 in the comparable period in 1999. As a percentage of revenues, development expenses increased to 21% in the three months ended June 30, 2000 from 14% for the comparable period in 1999. Development expenses increased 306% to $1.1 million for the six months ended June 30, 2000 from $269,000 to the comparable period in 1999. As a percentage of revenues, development expenses increased to 24% for the six months ended June 30, 2000 from 17% for the comparable period in 1999. The increase in development expenses is primarily due to the expansion of content on our Web sites and development of corporate products.

       General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 68% to $1.6 million in the three months ended June 30, 2000 from $928,000 for the comparable period in 1999. As a percentage of revenues, general and administrative expenses decreased to 62% in the three months ended June 30, 2000 from 99% for the comparable period in 1999. General and administrative expenses increased 111% to $3.2 million for the six-month period ended June 30, 2000 from $1.5 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses decreased to 72% for the six month period ended June 30, 2000 from 99% for the comparable period in 1999. The increase in general and administrative expenses was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

LIQUIDITY AND CAPITAL RESOURCES

       In May 1999, we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.4 million.

       Net cash used in operating activities was $3.2 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors.

       Capital expenditures, primarily for computers, office and communications equipment, totaled $1.1 million for the six months ended June 30, 2000. The purchases were required to support our expansion and increased infrastructure.

       At June 30, 2000, we had cash and cash equivalents on hand of $5.7 million and marketable securities of $14.4 million. We believe that our existing capital resources and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

       As an early stage company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site, located at http://www.edgar-online.com in January 1996 and our IPO Express web site located at http://www.ipoexpress.com in October, 1999. We began operating our Free EDGAR Website, located at http://www./Freeedgar.com, following our acquisition of Partes in September 1999. Accordingly, we have a limited operating history on which you can evaluate our business and prospects. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, individual subscription fees and advertising sales. In order to increase our revenues, we must successfully:

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE THAT LOSSES WILL CONTINUE.

        As of June 30, 2000, we had an accumulated deficit of $13,332,000. We may not ever generate sufficient revenues to achieve profitability. We incurred net losses of $1,497,899 for the year ended December 31, 1997, $2,221,474 for the year ended December 31, 1998, $4,162,861 for the year ended December 31, 1999 and $4,423,000 for the six months ended June 30, 2000. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected.

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

WE MAY NOT BE SUCCESSFUL IN INCREASING BRAND AWARENESS.

        Our future success will depend, in part, on our ability to increase the brand awareness of our Web sites. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase traffic to our Web sites. We have devoted a significant portion of the proceeds from our IPO to expand our sales and marketing efforts as part of our brand-building efforts. These efforts may not be successful.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

        We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last two years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the six months ended June 30, 2000, our DoubleClick-related paid advertising revenue was 22% of our total revenues for this period.

        Our existing agreement with DoubleClick can be canceled by either party on 90 days notice. In addition, this agreement does not prohibit DoubleClick from selling the same type of service that we currently receive from them to Web sites that compete with our Web site. If DoubleClick is unable or unwilling to provide these advertising services to us in the future, we would be required to obtain them from another provider or perform them ourselves. We would likely lose significant advertising revenues while we are in the process of replacing DoubleClick's services.

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

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

        Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until recently, we had not employed any sales executives to sell our corporate services. From March 1999 to June 2000 we hired nine salesmen whose task is to market and sell our services to the corporate market. These efforts may not be successful.

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

WE FACE A RISK OF SYSTEM FAILURE.

        Our ability to provide EDGAR content on a real-time basis depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our Web sites depends on the efficient and uninterrupted operation of a third-party system provided by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with advertisers.

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

WE LICENSE THE TERM EDGAR FROM THE SEC AND DEPEND ON OTHER INTELLECTUAL
PROPERTY.

        Trademarks and other proprietary rights, principally our proprietary database technology, are important to our success and our competitive position. The SEC is the owner of a United States trademark registration covering the use of the term EDGAR. We have obtained a non-exclusive, royalty-free license from the SEC to use the term EDGAR in our trademarks, service marks and corporate name. This license is due to expire in September 2008. Since we have built significant brand recognition through the use of the term EDGAR in our service offerings, company name and Web sites, our business, results of operations and financial condition would be adversely affected if we were to lose the right to use the term EDGAR in the conduct of our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        INTEREST RATE FLUCTUATIONS. We are exposed to market risk primarily through investments in available-for-sale investments. Our investment policy calls for investment in short-term low risk investments. As of June 30, 2000, available-for-sale investments were $14.4 million. Due to the short-term maturity of these investments, any decrease in interest rates would not have a material effect on our financial statements.

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

        None.

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a. Exhibits: There are no exhibits filed as part of this Report on Form 10-Q.

        b. Reports on Form 8-K: There were no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EDGAR ONLINE, INC.
                                         (Registrant)



Dated:   August 13, 2000                 /s/ Greg D. Adams
                                         -----------------------

                                         Greg D. Adams
                                         Chief Financial Officer



Dated:   August 13, 2000                 /s/ Tom Vos
                                         -------------------------------------
                                         Tom Vos
                                         President and Chief Operating Officer