Form 10-Q
period 2000-09-30
EDGAR ONLINE INC
filed 2000-11-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No


Number of shares of common stock outstanding at November 10, 2000: 14,908,917 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

                                      INDEX





                                                                           Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets
        September 30, 2000 (unaudited) and December 31, 1999.................. 4

Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2000
         (unaudited) and 1999 (unaudited)..................................... 3

Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000
         (unaudited) and 1999 (unaudited)..................................... 5

Notes to Consolidated Financial Statements.................................... 6

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................ 8

ITEM 3. Quantitative and Qualitative Disclosures About Market
         Risk.................................................................18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................19

ITEM 2. Changes in Securities and Use of Proceeds.............................19

ITEM 3. Defaults Upon Senior Securities.......................................19

ITEM 4. Submission of Matters to a Vote of Security
         Holders..............................................................19

ITEM 5. Other Information.....................................................19

ITEM 6. Exhibits and Reports on Form 8-K......................................19

Signatures....................................................................20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended                   Nine Months Ended
                                                        September 30,                      September 30,
                                                   2000              1999              2000              1999
                                                   ----              ----              ----              ----
Revenues:
             Corporate contracts                 $  1,093          $    271          $  2,754          $   583
             Individual subscriptions                 577               387             1,619              992
             Advertising                              323               323             1,309              549
             Barter advertising                       228               346             1,012              686
             Other barter                              --                34                23              103
                                                 --------          --------          --------          -------
Total Revenues                                      2,221             1,361             6,717            2,913

Cost of revenues:
             Web site costs                           326               145             1,016              290
             Barter advertising expense               228               346             1,012              686
                                                 --------          --------          --------          -------
                                                      554               491             2,028              976

Gross profit                                        1,667               870             4,689            1,937

Operating expenses:
             Sales and marketing                      931               747             3,676            1,411
             Development expenses                     589               302             1,676              571
             General and administrative             1,677               952             4,906            2,481
             Amortization of intangibles              548               109             1,557              109
                                                 --------          --------          --------          -------
                                                    3,745             2,110            11,815            4,572

             Loss from operations                  (2,078)           (1,240)           (7,126)          (2,635)

Interest and other income
             (expense), net                           280               376               905              378

             Loss before income taxes              (1,798)             (864)           (6,221)          (2,257)

Income tax provision                                   --                --                --               --
                                                 --------          --------          --------          -------

             Net loss                              (1,798)             (864)           (6,221)          (2,257)
                                                 ========          ========          ========          =======

Basic and diluted weighted
             average shares outstanding            12,459            11,736            12,459            8,922
Basic and diluted net loss per share             ($  0.14)         ($  0.07)         ($  0.50)         ($ 0.25)


See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               September 30, 2000       December 31, 1999
                                                                                   (unaudited)
Cash and cash equivalents                                                            $  5,171               $ 10,109
Marketable securities                                                                  12,688                 14,756
Accounts receivable, less allowance of $193 and $190 at September 30,
       2000 and December 31, 1999, respectively                                         1,915                  1,118
Other                                                                                     201                    129
                                                                                     --------               --------
       Total current assets                                                            19,975                 26,112

Property and equipment, net                                                             2,587                  2,024
Intangibles                                                                             9,002                  9,582
Other assets                                                                              296                     21
                                                                                     --------               --------

       Total assets                                                                  $ 31,860               $ 37,739
                                                                                     ========               ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                $  2,076               $  2,149
Deferred revenues                                                                         773                    354
Capital lease payable, current portion                                                     75                     78
                                                                                     --------               --------
       Total current liabilities                                                        2,924                  2,581

Capital lease payable, long-term                                                           16                     72
                                                                                     --------               --------

       Total liabilities                                                                2,940                  2,653

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 12,458,917 and
       12,457,989 shares issued and outstanding at September 30,
       2000 and December 31, 1999, respectively,                                           125                    125
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no
       shares issued or outstanding                                                        --                     --
Additional paid-in capital                                                             43,925                 43,915
Unrealized holding losses                                                                  --                    (45)
Accumulated deficit                                                                   (15,130)                (8,909)
                                                                                     --------               --------
       Total stockholders' equity                                                      28,920                 35,086
                                                                                     --------               --------

       Total liabilities and stockholders'
           equity                                                                    $ 31,860               $ 37,739
                                                                                     ========               ========

See accompanying notes to financial statements

                               EDGAR ONLINE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                2000              1999
                                                                                ----              ----
Cash flows from operating activities:
      Net loss                                                                ($ 6,221)         ($ 2,257)
                                                                              --------          --------

      Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                 684               135
      Amortization of intangibles                                                1,557               109
      Accretion and amortization of debt discount                                   --                14
      Provisions for bad debts                                                       4                57
      Noncash services, net                                                         --               (30)
      Stock compensation expense                                                     8                 6
      Changes in assets and liabilities:
             Accounts receivable                                                  (800)             (347)
             Other assets                                                         (347)             (228)
             Accounts payable and accrued expenses                                 (73)             (651)
             Accrued interest                                                       --              (134)
             Deferred revenues                                                     419                46
             Due to officers, net                                                   --              (644)
             Other, net                                                             --               (15)
                                                                              --------          --------
                  Total adjustments                                              1,452            (1,682)
                                                                              --------          --------
                  Net cash used in operating activities                         (4,769)           (3,939)


Cash used in investing activities:
      Purchases of property and equipment                                       (1,247)             (204)
      Net cash acquired from acquisition of FreeEDGAR                               --                41
      Purchase of other investments                                               (978)               --
      Purchases of available-for-sale investments                              (12,201)          (18,084)
      Sales of available-for-sale investment                                    14,314               --
                                                                              --------          --------
                  Net cash used in investing activities                           (112)          (18,247)

Cash flows from financing activities:
      Proceeds from issuances of common stock                                        2            35,280
      Costs incurred in connection with issuances of common stock                   --            (3,725)
      Proceeds from exercise of warrants                                            --             1,015
      Principal payments on notes payable                                           --            (1,459)
      Payments on capital lease obligations                                        (59)              (55)
                                                                              --------          --------

                  Net cash (used in) provided by financing
                   activities                                                      (57)           31,056
                                                                              --------          --------

                  Net change in cash and cash equivalents                       (4,938)            8,870
Cash and cash equivalents at beginning of period                                10,109               148
                                                                              --------          --------

Cash and cash equivalents at end of period                                    $  5,171          $  9,018
                                                                              ========          ========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                        $      8          $    153
Notes payable settled in exchange for services provided                       $     --          $     56
Stock warrants issued in exchange for services provided                       $     --          $     26
Equipment acquired under capital leases                                       $     --          $     84
Shares issued in acquisition of Partes corporation                            $     --          $  7,805

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

(2)  UNAUDITED INTERIM FINANCIAL INFORMATION

        The unaudited interim financial statements of the Company as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

        In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, respectively and its cash flows for the nine months ended September 30, 2000 and 1999, respectively. The results for the nine months ended September 30, 2000 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

        Anti-dilutive potential common shares outstanding were 459,963 and 689,771 for the three months ended September 30, 2000 and 1999, respectively and 567,861 and 1,187,339 for the nine months ended September 30, 2000 and 1999 respectively.

(4) STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

        On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There were no preferred shares issued or outstanding at September 30, 2000.

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

(6)  RECENT ACCOUNTING ANNOUNCEMENTS

         FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summaries certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the accounting provisions of SAB No. 101 in the second quarter of 2000. The implementation of SAB No. 101 had no significant effect on our results of operations.

(7) SUBSEQUENT EVENT

         On October 30, 2000, the Company acquired 100 percent of the outstanding shares of common stock of Financial Insight Systems, Inc. (FIS) in consideration of (i) the issuance of an aggregate of 2,450,000 restricted shares of common stock of the Company (ii) $11,765,000 in cash and (iii) a series of two-year 7.5% senior subordinated secured promissory notes in the aggregate principal amount of $6,000,000. At the closing of the acquisition, Al Girod, FIS' President and Chief Executive Officer, executed a two-year employment agreement with the Company and was appointed as a director of the Company.

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

         On October 30, 2000 the Company acquired Financial Insight Systems, Inc. Under the terms of the agreement, the Company purchased all of the outstanding shares of common stock of FIS in exchange for (i) the issuance of 2,450,000 restricted shares of the common stock of the Company (ii) $11,765,000 in cash and (iii) a series of two-year 7.5% senior subordinated secured promissory notes in the aggregate principal amount of $6,000,000. At the closing of the acquisition, Al Girod, FIS' President and Chief Executive Officer, executed a two-year employment agreement with the Company and was appointed as a director of the Company.

        We derive revenues from three primary sources: corporate contracts, individual subscriptions, and advertising. Revenue from corporate contracts and individual subscriptions is deferred and recognized as income over the subscription period. Revenue from advertising is recognized as the services are provided. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Services related to corporate contracts are typically billed quarterly in advance. Advertising revenue is paid to us by DoubleClick Inc., net of advertising placed and commission fees.

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

RESULTS OF OPERATIONS

       Revenues

        Revenues increased 63% to approximately $2.2 million in the three-month period ended September 30, 2000, from $1.4 million for the comparable period in 1999. The growth in revenues is primarily attributable to a $822,000 or 303%, increase in corporate contract revenues, a $190,000 or 49%, increase in individual subscription revenues, offset by a decrease of $152,000 or 40% in barter revenues. Advertising revenues for the three months ended September 30, 2000 were consistent with the comparable period in 1999. Revenues increased 131% to $6.7 million for the nine month period ended September 30, 2000, from $2.9 million for the comparable period in 1999. The growth in revenue is primarily attributable to a $2.2 million or 372% increase in corporate contract revenues, a $627,000 or 63% increase in individual subscription revenues, a $760,000 or 138% increase in advertising revenues and an increase of $246,000 or 31% in barter revenues. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month from approximately 35 at September 30, 1999 to approximately 85 at September 30, 2000. The number of individual subscriptions increased from approximately 11,200 subscriptions at September 30,1999 to approximately 16,000 subscriptions at September 30, 2000. The increase in advertising revenues from prior year is primarily due to the increase in the number of advertisers and ads delivered, some of which has resulted from our acquisition of FreeEDGAR.com, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web sites. The increase in barter advertising revenue from prior year is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

      Cost of Revenues

        Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 13% to $554,000 in the three-month period ended September 30, 2000, from $491,000 for the comparable period in 1999. Total cost of revenues increased 108% to $2.0 million in the nine month period ended September 30, 2000 from $976,000 for the comparable period in 1999. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins related to the sale of services were 75% in the three-month period ended September 30, 2000 and 64% for the comparable period in 1999. Gross margins related to the sale of services were 70% for the nine-months period ended September 30, 2000 and 66% for the comparable period in 1999.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased 25% to $931,000 in the three months ended September 30, 2000 from $747,000 in the equivalent period in 1999. As a percentage of revenues, sales and marketing expenses decreased to 42% in the three months ended September 30, 2000 from 55% for the comparable period in 1999. Sales and marketing expenses increased 161% to $3.7 million in the nine months ended September 30, 2000 from $1.4 million in the equivalent period in 1999. As a percentage of revenue, sales and marketing expenses increased to 55% in the nine months ended September 30, 2000 from 48% for the comparable period in 1999. The increase in sales and marketing expenses was due to an expansion of our sales force and increased marketing activities.

        Development. Development expenses increased 95% to $589,000 for the three months ended September 30, 2000 from $302,000 in the comparable period in 1999. As a percentage of revenues, development expenses increased to 27% in the three months ended September 30, 2000 from 22% for the comparable period in 1999. Development expenses increased 194% to $1.7 million for the nine months ended September 30, 2000 from $571,000 to the comparable period in 1999. As a percentage of revenues, development expenses increased to 25% for the nine months ended September 30, 2000 from 20% for the comparable period in 1999. The increase in development expenses is primarily due to the expansion of content on our Web sites and development of corporate products.

        General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses, including depreciation of assets. General and administrative expenses increased 76% to $1.7 million in the three months ended September 30, 2000 from $952,000 for the comparable period in 1999. As a percentage of revenues, general and administrative expenses increased to 76% in the three months ended September 30, 2000 from 70% for the comparable period in 1999. General and administrative expenses increased 98% to $4.9 million for the nine- month period ended September 30, 2000 from $2.5 million for the comparable period in 1999. As a percentage of revenues, general and administrative expenses decreased to 73% for the nine month period ended September 30, 2000 from 85% for the comparable period in 1999. The increase in general and administrative expenses was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

        Amortization of intangibles. Amortization of intangibles relates primarily to the amortization of intangible assets acquired in the Partes acquisition in September, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        In May 1999, we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.4 million.

        Net cash used in operating activities was $4.8 million and $3.9 million for the nine months ended September 30, 2000 and 1999, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors.

        Capital expenditures, primarily for computers, office and communications equipment, totaled $1.2 million for the nine months ended September 30, 2000. The purchases were required to support our expansion and increased infrastructure.

        At September 30, 2000, we had cash and cash equivalents on hand of $5.2 million and marketable securities of $12.7 million. On October 30, 2000, we acquired Financial Insight Systems, Inc. (FIS) for (i) the issuance of 2,450,000 restricted shares of the Common Stock of the Company (ii) $11,765,000 in cash and (ii) a series of two-year 7.5% senior subordinated secured promissary notes in the aggregate principal amount of $6,000,000. We believe that the acquisition of FIS will significantly contribute to our goal of achieving profitability and generating positive cash flow. As a result, we believe our remaining capital resources and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If, however, cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

        As an early stage company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site, located at http://www.edgar-online.com in January 1996 and our IPO Express web site located at http://www.ipoexpress.com in October, 1999. We began operating our Free EDGAR Website, located at http://www.Freeedgar.com, following our acquisition of Partes in September 1999. Accordingly, we have a limited operating history on which you can evaluate our business and prospects. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, individual subscription fees and advertising sales. In order to increase our revenues, we must successfully:

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

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE THAT LOSSES WILL CONTINUE.

        As of September 30, 2000, we had an accumulated deficit of $15,130,000. We may not ever generate sufficient revenues to achieve profitability. We incurred net losses of $1,497,899 for the year ended December 31, 1997, $2,221,474 for the year ended December 31, 1998, $4,162,861 for the year ended December 31, 1999 and $6,221,000 for the nine months ended September 30, 2000. We expect operating losses to continue for the foreseeable future as we continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

        We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last two years. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the nine months ended September 30, 2000, our DoubleClick-related paid advertising revenue was 19% of our total revenues for this period. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

        We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. Because advertising sales make up a significant component of our revenues, either of these developments could have an material adverse effect on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

        Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until recently, we had not employed any sales executives to sell our corporate services. From March 1999 to September 2000 we hired 10 salesmen whose task is to market and sell our services to the corporate market. These efforts may not be successful.

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

WE FACE RISKS IN CONNECTION WITH OUR RECENT ACQUISITIONS AND OTHER ACQUISITIONS AND BUSINESS COMBINATIONS THAT WE MAY CONSUMMATE.

        We plan to continue to expand our operations and market presence by making acquisitions, such as our recent FIS Insight Systems and FreeEDGAR acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

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

        We may not succeed in addressing these risks. In addition, the businesses we have acquired, and in the future may acquire, may continue to incur operating losses.

WE DEPEND ON KEY PERSONNEL.

        Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer, Marc Strausberg, Chairman and Chief Information Officer, Tom Vos, President and Chief Operating Officer, Greg Adams, Chief Financial Officer and Albert E. Girod, Chief Technology Officer and Executive Vice President, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain "key person" life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain restrictive covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

        We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 6 months. We may need to raise additional funds, however, to fund more rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        INTEREST RATE FLUCTUATIONS. We are exposed to market risk primarily through investments in available-for-sale investments. Our investment policy calls for investment in short-term low risk investments. As of September 30, 2000, available-for-sale investments were $12.7 million. Due to the short-term maturity of these investments, any decrease in interest rates would not have a material effect on our financial statements.

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

        None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         We held our annual meeting of stockholders on August 1, 2000. At the meeting, the following matters were submitted to a vote: (i) the election of Marc H. Bell (FOR: 10,432,152 AGAINST OR ABSTENTIONS: 69,289) , Bruce Bezpa (FOR: 10,419,952 AGAINST OR ABSTENTIONS: 81,489), Stefan Chopin (FOR: 10,047,877 AGAINST OR ABSTENTIONS: 453,564), Mark Maged (FOR: 10,420,452 AGAINST OR
ABSTENTIONS: 80,989), Marc Strausberg (FOR: 10,430,352 AGAINST OR ABSTENTIONS:
71,089), Susan Strausberg (FOR: 10,431,352 AGAINST OR ABSTENTIONS: 70,089) and Tom Vos (FOR: 10,432,152 AGAINST OR ABSTENTIONS: 69,289), as directors of the Company, to serve until the 2001 Annual Meeting of stockholders and until their respective successors are duly elected and qualified; (ii) the ratification of the appointment of KPMG LLP as the Company's independent public accountants (FOR: 10,419,572 AGAINST OR ABSTENTIONS: 81,869); and (ii) the approval of a proposed amendment to the Company's 1999 Stock Option Plan, increasing the shares available for grants from 600,000 to 1,400,000 (FOR: 8,135,369 AGAINST OR
ABSTENTIONS: 2,366,072).

ITEM 5.  OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         a. Exhibits: There are no exhibits filed as part of this Report on Form 10-Q.

         b. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        EDGAR ONLINE, INC.
                                         (Registrant)



Dated:   November 14, 2000               /s/ Greg D. Adams
                                         -----------------

                                         Greg D. Adams
                                         Chief Financial Officer



Dated:   November 14, 2000               /s/ Tom Vos
                                         -----------
                                         Tom Vos
                                         President and Chief Operating Officer