Form 10-K
period 2000-12-31
EDGAR ONLINE INC
filed 2001-03-29
CIK 1080224

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 COMMISSION FILE NO. 0-26071

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO: ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 20, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by the Nasdaq National Market was approximately $13,854,303 (calculated by excluding shares owned beneficially by directors and officers).

         As of March 20, 2001 there were 14,908,917 shares of the registrant's common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. We urge you to consider that statements that use the terms "believe," "do not believe," "anticipate," "expect," "plan," "estimate," "intend" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Actual results will most likely differ from those reflected in these statements, and the differences could be substantial. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The factors set forth below under "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 1.  BUSINESS

THE COMPANY

Overview

We are an Internet-based provider of business, financial and competitive information about public companies. We also provide Internet-based information and technology solutions to the financial services industry. We derive the information we sell primarily from the SEC's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system and provide it to corporations, Web sites and individuals on a real-time basis. We enhance raw SEC filings by organizing and processing them into an easily accessible and searchable format and use proprietary software to extract specific information requested by our customers. Our three primary sources of revenue are contracts with corporate customers for customized data and related technology systems, subscribers to our Web site services and advertising revenues.

EDGAR Trademark

EDGAR is a federally registered trademark of the U.S. Securities and Exchange Commission (SEC). EDGAR Online is a product of EDGAR Online, Inc. and is neither approved by, nor affiliated with, the SEC. The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name initially through 2008. We have applied for and received from the U.S. Patent and Trademark Office certified registration for our EDGAR Online trademark.

Corporate Sales

Sales of data and information systems to corporate customers is the fastest growing segment of our business. These customers purchase our data for use on corporate intranets, private networks and Web sites. Our proprietary data mining technology allows us to provide specific information to our corporate customers, as well as the related technology systems which facilitate the use of such information for their particular business purposes. Our corporate customers include companies in a broad range of industries including financial service organizations, such as The Nasdaq Stock

Market, Merrill Lynch and Zurich Reinsurance, and news service providers, such as Reuters and Standard & Poors. Within these organizations, we tailor our services to various departments including marketing, sales, human resources, financial and legal.

Subscriptions

We believe that EDGAR Online is the preeminent brand for EDGAR-based business, financial and competitive information over the Internet. As of March 20, 2001, we had more than 593,000 registered users, of which 16,000 were paying subscribers. We offer these services through our Web sites, located at www.edgar-online.com, www.ipo-express.com, www.insidertrader.com, www.fd-express.com, www.compensation-express.com and www.freeedgar.com. Revenues from these sites are generated through the sale of subscriptions and other premium services.

Advertising

We also generate advertising revenues through the sale of advertising banners and sponsorships on our six Web sites and sponsored email newsletters to our registered users. In the first quarter of 2001, our six Web sites delivered in excess of 82 million ad impressions. In addition to our Web sites, we have contracts to deliver content to major portals including Yahoo!, Lycos and America Online. These content distribution agreements increase traffic to our Web sites and promote our brand name.

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

Business Information

Today's business environment is characterized by a rapidly growing demand for fast and easy access to corporate and financial information. As a result of the rapid growth of the Internet, corporate and financial information can now be delivered in a more efficient and less expensive manner. Businesses are using their intranets, private networks and Web sites to deliver competitive and financial information to employees, customers and shareholders. SEC filings are a primary source of this information. Veronis Suhler reports that total U.S. spending on Business Information Services is expected to grow at a compound annual growth rate of 7.8% from 1999 through 2004 reaching approximately $65 billion. We believe that our proprietary data mining technology and brand name recognition will enable us to take advantage of the growth in this market.

STRATEGY

Our goal is to become the leading provider of EDGAR-based business, financial and competitive information and related technology systems. We aim to meet the increasing market demand for information on a real-time, value-added and cost-effective basis, by providing our customers with sophisticated methods of obtaining and using information derived from EDGAR filings and other sources. We strive to maintain EDGAR Online as the most reliable and trusted source of EDGAR-based information for corporate customers and users of our Web services.

Increase Corporate Sales

Our objective is to continue to increase the number of corporate customers purchasing our services and the amount of revenue generated by each customer. We will use our proprietary technology to extract information for our corporate customers and tailor this information to their specific needs. We offer our services to a broad range of business and professional customers who have a variety of needs for the types of services we provide. We are continuing to expand our sales force to target this market.

Expand Beyond the Internet to Reach New Customers

We believe that we have established EDGAR Online as a leading Internet provider of EDGAR-based information. We intend to maintain this leadership position on the Internet and are now beginning to target other existing and emerging technologies to reach new customers. For example, we have developed products and services for use in wireless network applications and are expanding our sales efforts to news services and data vendors that are using proprietary private networks.

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

Enhance Brand Recognition

We have established strong brand identity in the EDGAR-based retrieval market, in large part due to the high quality of our services and the extensive availability of our branded information on the Internet. We intend to continue to encourage our brand recognition by marketing higher value services to registered users of our Web sites, by implementing aggressive sales campaigns to corporate clients and by entering into additional strategic distribution relationships.

Pursue Additional Strategic Alliances and Acquisitions

We will seek additional distribution relationships to ensure that we remain the leading provider of EDGAR-based information and related information technology solutions on the Internet. We will also seek additional strategic alliances or acquisitions that will enable us to offer additional services, strengthen our selling efforts, improve technology and gain access to complementary services or information that will be of interest to our customer base.

PRODUCTS AND SERVICES

Corporate Sales

As of March 20, 2001, we had over 250 corporate customers representing a broad range of industry sectors. These corporate customers pay for having the content of SEC filings processed and delivered to them in ways that best meet their internal needs. We believe that our corporate contract services are attractive to professional firms and large corporations who benefit from using our services to generate valuable business, financial and competitive information to help them conduct their businesses more effectively. Through our corporate contracts, we supply our information to customers for use on their corporate intranets and extranets, subscription Web sites, corporate Web sites and wireless and private networks.

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

Subscription Web sites

We deliver EDGAR content to other subscription Web sites, such as Multex.com, Newstraders, Scottrade Securities and StreetFusion, that bundle our content into their service offerings to the business and investment community. These Web sites either integrate our services into their comprehensive offerings or offer our services as higher cost options.

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

Our Web Sites

We operate six Web sites, each catering to the specific needs of a different target audience. Together, these sites provide services that appeal to both casual users of EDGAR information and to business professionals who require a broader range of value-added services.

We seek to capture the fast-growing market of users of business and financial information by offering low cost, value-added services to our paying subscribers. We offer basic free content that encourages repetitive usage by visitors to our Web sites. As of March 20, 2001, we had over 593,000 registered users, of which approximately 16,000 were paying subscribers. Based on information from @plan, Inc., an Internet-focused market research provider, we believe our individual users represent a demographic group characterized by levels of education and personal income that are well above the average profile of an Internet user. According to the registration data we collect, these individuals are typically executives, research analysts, bankers, journalists, attorneys, accountants, sales representatives, recruiters, business development and marketing professionals. We provide them with cost-effective and flexible tools to obtain information about companies' financial performance, competitive position, strategic plans, products, expenditure plans, management changes, shareholder changes, capital raising and other information reported in SEC filings.

The EDGAR Online Web site, located at www.edgar-online.com, is our premium value-added content service site. This site features up-to-the-second listing of new EDGAR filings received by the SEC which can be sorted by company name, form type or filing date. Users to the site are offered advanced searching and filtering capabilities that allow users to combine multiple criteria to search EDGAR filings using a company's name, ticker symbol, central index key (CIK) code, industry, city, state, SEC form type and filing date range. Our proprietary software also adds navigation features which makes it easier to find specific information within the EDGAR filings. The site also allows users to search the EDGAR database for information about individuals named in SEC filings. Individual users who wish to access these services pay a monthly fee starting at $9.95. Our highest standard subscription rate of $99.95 per month entitles a user to unlimited access to real-time filings and Form 144 filings. Selected services are also available to non-paying registered and non-registered users of our Web site. Our service also allows users to store queries and sends e-mail or Web-based alerts immediately when new filings come in that match the user's search criteria. Our software enables users the option of viewing filings in either Hypertext Markup Language, Rich Text Format or on Excel Spreadsheet Format. For an additional fee, users can obtain a hard copy of any filing by overnight delivery.

The FreeEDGAR Web site, located at www.freeedgar.com, is our value brand site. This site offers free access to all EDGAR filings as well as limited navigation tools to help users find specific sections of the EDGAR filing. The Web site also offers certain searching, display and alerting features which are generally less comprehensive then the features on our premium Web site. This Web site appeals to users of EDGAR information who are willing to forego certain value-added features in exchange for free access to the EDGAR filings. This site is supported by advertising revenues and provides an opportunity to market the value-added services of our premium Web sites.

The EDGAR Online IPO Express Web site, located at www.ipo-express.com, is a specialized site which displays new public offerings as they are filed, priced, postponed or withdrawn and provides daily and weekly summaries of all companies filing IPO prospectuses with the SEC. Users can quickly and easily access key sections of the prospectus, including competition, risk factors, management and financial data, as well as key details such as underwriters and ticker symbols. Users subscribing to our IPO Alert services can also obtain e-mail or web-based alerts when IPO filings are made and when specific IPO stocks begin trading.

The EDGAR Online Compensation Express Web site, located at www.compensation-express.com is a specialized site which displays compensation information for the executives listed in IPO prospectuses and proxy statements. Users can review salary levels, stock options and bonus levels for all listed executives for a particular company or they can look at yearly figures for a particular named executive in the company.

The EDGAR Online Insider Trader Web site, located at www.insidertrader.com is a specialized site which displays the insider transactions and institutional ownership data filed with the SEC on Forms 3, 4, 144 and 13F and schedules 13D and 13G. The site has numerous value added features to assist investors in using the data to research new investment ideas, and to follow present investments. Insider Trader also presents original research reports by financial analysts who combine the site's data with fundamental research to reach investment decisions.

The EDGAR Online Fair Disclosure Web site, located at www.fd-express.com is a specialized site which displays filing and information concerning the SEC's new Regulation FD - commonly referred to as Fair Disclosure. The site allows users to view filings made for the purpose of complying with the new Fair Disclosure requirements.

Advertising

We have a contract with DoubleClick, an Internet advertising services provider, to sell advertising on our Web sites. In March 2001, DoubleClick sold advertising on our sites to over 300 companies. Our advertisers represent a broad cross section of industries that are attracted by the subject matter of our Web sites and by the demographics of the users of our Web sites. These advertisers include companies such as Datek Online Brokerage Services, Fidelity Investments, Arthur Andersen and Harvard Business School Publishing.

KEY CONTENT DISTRIBUTION RELATIONSHIPS

In order to enhance our brand recognition and audience reach, we provide selected EDGAR content to major portals including Yahoo!, Lycos and America Online. For example, we provide the Yahoo! Finance Web site with headline information about SEC filings and the extracted Management's

Discussion and Analysis section of Forms 10-K and 10-Q on a real-time basis. In return, EDGAR Online sites benefit from increased traffic and advertising revenues, which occurs when users of these sites seek additional EDGAR-related information.

MARKETING AND SALES

Historically, we have focused our business on building content distribution relationships with major search engines and financially-oriented and general information Web sites to build our brand recognition. These co-branded relationships and our well-known presence on the Internet have allowed us to attract individual subscribers and corporate customers.

As of March 20, 2001, we have a staff of 12 professionals dedicated to supporting our sales and marketing efforts. The exclusive focus of our sales staff is to market our services to corporate customers. We believe that corporate customers will continue to represent an important source of revenue growth in the next few years, as we continue to introduce value-added search and extraction products and customized fee-based services to corporate purchasers of sophisticated financial information. We intend to continue to increase the number of sales professionals dedicated to marketing our services exclusively to corporate accounts.

We promote our services through on-line advertising, direct mail, trade shows and telemarketing. We also use free-trial offers on our Web sites to encourage registered users and visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

PROPRIETARY DATA MINING SOFTWARE

Historically, we used database technology designed for us by iXL. The acquisition of Financial Insight Systems ("FIS") in October 2000 has enabled us to bring development and maintenance of our technology in-house. We are no longer reliant on iXL personnel for design and support of our hardware and software systems. The acquisition of FIS also brought us additional proprietary database technology related to the extraction of data from EDGAR filings and the creation, operation and maintenance of applications services used by our clients. Our proprietary technology integrates software that was developed exclusively for us with software systems obtained commercially. The software developed exclusively for us includes our database of EDGAR filings, Web-based customer interfaces, data mining capabilities and customer support and billing systems. The software systems obtained commercially include the Great Plains Accounting System, the Verity Search Engine and NetOwl Extractor. The nature of our proprietary system allows us to enhance our service offerings by rapidly integrating new technology developed by third parties.

Over the last five years we have accumulated a large set of unique software programs that enable us to perform the many complex data mining functions necessary to deliver our services on a real-time and cost-effective basis to both our Web and corporate customers. We believe these proprietary programs, and the way we integrate them into a scalable system, give us a significant advantage over any competitors who might attempt to match our speed and accuracy in extracting data from the EDGAR database and delivering that data to a large number of customers in a variety of formats.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

All of our development programming, as well as management of our Web sites, is now performed in-house by our own employees. We own all the programs that run our Web sites, including those developed in the past by iXL. The largest portion of our development team is located in our Rockville, Maryland office. We also have teams of development and IT professionals located in Kirkland, Washington, Owings Mill, Maryland and Norwalk, Connecticut. The Web sites developed and maintained for some of our largest corporate customers are hosted in our offices in Rockville using predominately Microsoft NT Operating systems.

Our EDGAR Online and IPO Express Web sites are hosted at facilities located at Globix Corporation in New York City. Globix maintains multiple Web servers owned by us, which run Microsoft NT operating systems and use Microsoft Internet Information Server. Our systems are maintained on a 24 hours-a-day, 7 days-a-week basis by our own technicians with the exception of our networking communications for our New York City servers which are managed by Globix. Our professionals in Kirkland, Washington are responsible for hosting the FreeEDGAR.com and InsiderTrader.com Web sites and supporting the services being provided to a number of our major corporate customers. They work closely with our operations and development people in Norwalk, Connecticut and Rockville, Maryland to create and support new service offerings which can be deployed on each of our Web sites and offered to our business-to-business customers.

All our systems, including our accounting system, user database and database of EDGAR filings, and all proprietary software are backed up on a daily basis and stored offsite. Our software and database are replicated across multiple servers, using the clustering facilities of Microsoft Windows NT Server, Enterprise edition. This provides us with both resilience against hardware failure and scalability to handle our increasing traffic loads.

The flow of information in and out of our Web sites operates as follows:

- the live feed of EDGAR filings comes from the SEC's dissemination agent, TRW, which sends this feed to Globix in New York City, our office in Kirkland, Washington and our office in Rockville, Maryland via private high speed T-1 connections; and

- the raw EDGAR filings are processed independently by our proprietary software, stored in databases in New York City, Rockville, and Kirkland and posted to our Web sites and distributed to third parties with which we have distribution contracts via our production servers located at Globix's facilities and at Kirkland, Washington and at Rockville, Maryland.

Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 AM to 5:00 PM (ET). Inquiries come in through our Web sites and via e-mail and telephone. As of March 20, 2001, we had 12 employees engaged in customer service and network support for our public Web sites.

COMPETITION

The market for Internet information services and products is relatively new, has no substantial barriers to entry and is intensely competitive and rapidly changing. The number of Web sites competing for consumers' and advertisers' attention and spending has proliferated, and we expect that competition will continue to intensify. We currently compete, directly and indirectly, for corporate customers with vendors of financial information such as Bloomberg and Disclosure and for subscribers, viewers and advertisers with Web-based providers of free EDGAR information, such as 10KWizard.com and Global Security Information's LIVEDGAR.

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

The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name initially through 2008. We have applied for and received from the U.S. Patent and Trademark Office certified registration for our EDGAR Online trademark.

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

EMPLOYEES

As of March 20, 2001, we had 131 full-time employees. We believe that we have good relations with our employees.

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

WE HAVE A LIMITED OPERATING HISTORY AND OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

As an early stage company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site in January 1996. Accordingly, we have a limited operating history on which you can evaluate our business and prospects. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, individual subscription fees and advertising sales. In order to increase our revenues, we must successfully:

         -        implement our marketing plan to (1) increase corporate sales,
                  (2) attract more individual online users to our services and
                  (3) convert visitors to paying subscribers;

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

         - integrate our acquisition of Financial Information Systems, Inc.; and

         - attract, retain and motivate qualified personnel with Internet experience to serve in various capacities, including sales and marketing positions.

If we are not successful in addressing these uncertainties through the execution of our business strategy, our business, results of operations and financial condition will be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

We incurred net losses of $2,221,474 for the year ended December 31, 1998, $4,162,861 for the year ended December 31, 1999 and $15,237,305 for the year ended December 31, 2000. In addition, as of December 31, 2000, we had an accumulated deficit of $24,146,626. We expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

Our future success will depend on our ability to continue to provide value-added services that distinguish our Web sites from the type of EDGAR-information available from the SEC on its Web site. Through its Web site, the SEC provides free access to EDGAR filings on a time-delayed basis of 24 to 72 hours. If the SEC, which has announced that it intends to modernize the EDGAR system, were to make changes to its Web site such as providing (1) free real-time access to EDGAR filings or (2) value-added services comparable to those provided on our Web sites, our business, results of operations and financial condition would be materially adversely affected.

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

Our future success will depend on our ability to maintain and enhance our market position by: (1) using technology to add value to raw EDGAR information, (2) keeping our pricing models below those of our competitors, (3) maintaining a strong corporate sales presence in the marketplace and (4) signing high-traffic Web sites to distribution contracts.

Our potential commercial competitors include entities that currently license our content, but which may elect to purchase a real-time EDGAR database feed (called a Level I EDGAR feed) directly from the SEC and use it to create value-added services, similar to services provided by us, for their own use or for sale to others. This risk is particularly serious in light of the fact that the cost of Level I feed has fallen significantly since we started our business. The cost of the feed is now approximately $45,000 per year.

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

WE RISK BEING DELISTED FROM NASDAQ WHICH COULD REDUCE OUR ABILITY TO RAISE FUNDS

If our stock price were to drop below $1.00 per share and remain below $1.00 per share for an extended period of time, we would be in violation the continued listing requirements of The Nasdaq Stock Market ("Nasdaq") and we risk the delisting of our shares from Nasdaq. Delisting from Nasdaq and inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

Even if the minimum per share bid price of our common stock is maintained, the Company must also satisfy other listing requirements of the Nasdaq National Market ("NNM"), such as maintaining net tangible assets of at least $4 million. Failure to satisfy any of the maintenance requirements could result in our common stock being delisted from the NNM. Although in that event we could apply to list our shares with the Nasdaq SmallCap Market, its delisting from the NNM could adversely affect the liquidity of our common stock. In addition, delisting from the NNM might negatively impact the Company's reputation and, as a consequence, its business.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

WE MAY NOT BE SUCCESSFUL IN INCREASING BRAND AWARENESS.

Our future success will depend, in part, on our ability to increase the brand awareness of our Web-based customized corporate services. If our marketing efforts are unsuccessful or if we cannot increase our brand awareness, our business, financial condition and results of operations would be materially adversely affected. In order to build our brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of people who are aware of the services we offer. We have devoted significant funds to expand our sales and marketing efforts as part of our brand-building efforts. These efforts may not be successful.

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

MAINTAINING EXISTING AND ESTABLISHING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB SITES IS CRUCIAL TO OUR FUTURE SUCCESS.

Because our advertising revenues depend to a great extent on the traffic to our Web sites, our business could be adversely affected if we do not maintain our current, and establish additional, content distribution relationships on commercially reasonable terms or if a significant number of our content distribution relationships do not result in increased use of our Web sites. We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web sites. There is intense competition for placements on high-traffic Web sites, and we may not be able to maintain our present contractual relationships or enter into any additional relationships on commercially reasonable terms, if at all. Even if we maintain our existing relationships or enter into new content distribution relationships with other Web sites, they themselves may not continue to attract significant numbers of users. Therefore, our Web sites may not continue to receive significant traffic or receive additional new users from these relationships.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY.

We are dependent upon the continued demand for the distribution of business and financial information over the Internet, making our business susceptible to a downturn in the financial services industry. For example, a decrease in the expenditures that corporations and individuals are willing to make to purchase these types of information could result in a decrease in the number of customers purchasing our information services and subscribers utilizing our Web sites. This downturn could have a material adverse effect on our business, results of operations and financial condition.

SOME OF OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICE OR PAY US FOR SERVICES PERFORMED.

Some of our current and potential clients need to raise additional funds in order to continue their business and operations as planned. We cannot be certain that these companies will be able to obtain additional financing on favorable terms or at all. As a result of their inability to raise additional financing, some clients may be unable to pay us for services we have already provided them or they may terminate our services earlier than planned, either of which could have a material adverse effect on our business, financial condition and operating results.

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the twelve months ended December 31, 2000, our DoubleClick-related paid advertising revenue was 17% of our total 2000 revenues.

Our existing agreement with DoubleClick can be canceled by either party on 90 days notice. In addition, this agreement does not prohibit DoubleClick from selling the same type of service that we currently receive from them to Web sites that compete with our Web sites. If DoubleClick is unable or unwilling to provide these advertising services to us in the future, we would be required to obtain them from another provider or perform them ourselves. We would likely lose significant advertising revenues while we are in the process of replacing DoubleClick's services.

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 17% and 22% of our total revenues for the years ended December 31, 2000 and December 31, 1999, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until mid-1999, we had not employed any sales executives to sell our corporate services. Our sales force now consists of 12 people. Six of these people were added during the period January 1, 2001 through March 20, 2001. Nine of our sales people have been hired from outside the company. Three of our sales people have been reassigned from other duties within the company. Our efforts to build an effective sales force may not be successful.

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

WE FACE RISKS IN CONNECTION WITH OUR RECENT ACQUISITION AND OTHER ACQUISITIONS AND BUSINESS COMBINATIONS THAT WE MAY CONSUMMATE.

We plan to continue to expand our operations and market presence by making acquisitions, such as the recent acquisition of Financial Insight Systems, Inc. and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:


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

We may not succeed in addressing these risks. In addition, some of the businesses we have acquired, and in the future may acquire, may continue to incur operating losses.

WE DEPEND ON KEY PERSONNEL.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer, Marc Strausberg, Chairman and Chief Information Officer, Albert E. Girod, Executive Vice President and Chief Technology Officer, Tom Vos, President and Chief Operating Officer, Greg Adams, Chief Financial Officer and Jay Sears, Senior Vice President, Strategy and Business Development, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain "key person" life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain restrictive covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

WE MAY NOT ADEQUATELY PERFORM CERTAIN ASPECTS OF OUR BUSINESS WHICH WERE PREVIOUSLY PROVIDED BY THIRD PARTIES.

Until February 2001, we depended on third parties to develop and maintain the software and hardware we use to operate a number of our Web sites. Prior to this date, iXL Enterprises, Inc., an Internet strategy consulting company, developed, maintained and upgraded our proprietary software, including those features which enable users to locate and retrieve data, as well as one of our databases of EDGAR filings, Web-based customer interfaces and customer support and billing systems. Beginning in December 2000, we started to assume full responsibility from iXL for the development and maintenance of our own software and hardware configurations. As of the end of February 2001, we have become solely responsible for these functions. If we are unable to perform these services as well as iXL did previously, this could materially adversely affect our business, results of operations and financial condition.

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

We have a hosting contract with Globix Corporation, a provider of Internet services, pursuant to which Globix operates and maintains the Web servers owned by us in their New York City data center. Our hosting contract with Globix expires in July 2003. If Globix were unable or unwilling to provide these services, we would have to find a suitable replacement. Our operations could be disrupted while we were in the process of finding a replacement for Globix and the failure to find a suitable replacement or to reach an agreement with an alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

WE FACE A RISK OF SYSTEM FAILURE.

Our ability to provide EDGAR content on a real-time basis and technology-based solutions to our corporate clients depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system provided by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with advertisers.

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

THERE ARE RISKS OF INCREASED USERS STRAINING OUR SYSTEMS AND OTHER SYSTEM MALFUNCTIONS.

In the past, our Web sites and the technology-based solutions we sell to our corporate customers have experienced significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. In addition, the number of users of our information and technology-based solutions has continued to increase over time and we are seeking to further increase the size of our user base and the frequency with which they use our services. Therefore, our Web sites and business solutions must accommodate an increasingly high volume of traffic and deliver frequently updated information. Our Web sites and business solutions have in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware capacity restraints and software failures. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

These types of occurrences could cause users to perceive our Web sites and technology solutions as not functioning properly and cause them to use other methods, including the SEC's Web site or services of our competitors, to obtain EDGAR-based information and technology solutions.

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

WE COULD FACE LIABILITY AND OTHER COSTS RELATING TO OUR STORAGE AND USE OF PERSONAL INFORMATION ABOUT OUR USERS.

Our policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. This policy statement is available to users of our subscription services when they initially register. We also alert and seek the consent of registered subscribers and users to use some of the information that they provide to market them additional services provided by EDGAR Online or third party providers. Despite this policy and consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability. These could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information such as for unauthorized marketing purposes. These claims could result in litigation. In addition, the Federal Trade Commission and several states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if these regulators chose to investigate our privacy practices.

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

We also lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Suite 310, Rockville, Maryland and approximately 2,900 square feet of office space at 100 Painters Mill Road, Suite 208 Owings Mills, Maryland. The term of these leases expire in October 2005 and March 2004, respectively. The Company also leases approximately 8,800 square feet of office space at 11200 Rockville Pike, Suite 340 on a month-to-month basis. Collectively, these facilities house our FIS development and operations personnel as well as the computer and communications equipment needed to operate FIS.

We believe that, in general, our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2000.

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

On March 20, 2001, the last reported sales price of the common stock on the Nasdaq National Market was $1.50. As of March 20, 2001, there were approximately 122 holders of record of our common stock.

                                                         High            Low
   FISCAL YEAR ENDED DECEMBER 31, 1999
   Second Quarter (from May 26, 1999)                  $  8.8125      $  6.2500
   Third Quarter                                       $ 19.0625      $  7.3125
   Fourth Quarter                                      $  9.5000      $  6.7500

   FISCAL YEAR ENDED DECEMBER 31, 2000
   First Quarter                                       $ 16.0000      $  6.8750
   Second Quarter                                      $  9.8130      $  3.1250
   Third Quarter                                       $  5.5000      $  3.0000
   Fourth Quarter                                      $  5.1250      $  1.4380

   FISCAL YEAR ENDED DECEMBER 31, 2001
   First Quarter  (through March 20, 2001)             $  2.7500      $  1.3438

DIVIDEND POLICY

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 are derived from our audited consolidated financial statements. The financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 2000 have been audited by KPMG LLP, independent certified public accountants, and those financial statements and the report thereon are included elsewhere in this Form 10-K. The data set forth below should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                                           YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------------
                                               1996               1997               1998               1999              2000
                                           ------------       ------------       ------------       ------------       ------------
STATEMENT OF OPERATIONS DATA:(1)
Revenues ...............................   $    169,822       $  1,044,138       $  1,822,555       $  4,730,614       $  9,741,669
Cost of revenues .......................        226,514            448,890            619,475          1,489,585          3,021,615
                                           ------------       ------------       ------------       ------------       ------------
Gross profit ...........................        (56,692)           595,248          1,203,080          3,241,029          6,720,054
Operating expenses:
Selling, general and administrative
  and development ......................        688,676          1,739,002          3,175,246          7,264,124         13,238,473
Amortization and depreciation ..........         17,688             55,334            116,767            893,614          3,484,491
Write-down of intangible assets ........           --                 --                 --                 --            6,151,074
                                           ------------       ------------       ------------       ------------       ------------
Loss from operations ...................       (763,056)        (1,199,088)        (2,088,933)        (4,916,709)       (16,153,984)
Interest income (expense) and
  other, net ...........................        (72,547)          (298,561)          (132,291)           754,098            974,118
                                           ------------       ------------       ------------       ------------       ------------
Loss before income taxes ...............       (835,603)        (1,497,649)        (2,221,224)        (4,162,611)       (15,179,866)
Income tax expense .....................            250                250                250                250             57,439
                                           ------------       ------------       ------------       ------------       ------------

Net loss ...............................   $   (835,853)      $ (1,497,899)      $ (2,221,474)      $ (4,162,861)      $(15,237,305)
                                           ============       ============       ============       ============       ============
Basic and diluted net loss per
  share(2) .............................   $      (0.19)      $      (0.26)      $      (0.36)      $      (0.42)      $     (1.18)
                                           ============       ============       ============       ============       ============
Basic and diluted weighted average
  shares outstanding(2) ................      4,302,466          5,655,151          6,129,116          9,805,456         12,862,604
                                           ============       ============       ============       ============       ============

                                                                                      DECEMBER 31,
                                                 ----------------------------------------------------------------------------------
                                                     1996              1997              1998              1999             2000
                                                 -----------       -----------       -----------       -----------      -----------
BALANCE SHEET DATA:
Cash and cash equivalents .................      $    17,086       $    16,809       $   148,380       $10,051,473      $ 2,283,811
Available-for-sale investments ............             --                --                --          14,534,836        1,497,930
Working capital (deficit) .................         (481,091)       (1,339,280)         (440,754)       23,529,849        3,703,935
Total assets ..............................          200,368           366,254           784,943        37,739,114       39,466,359
Long-term debt ............................             --                --           1,473,858              --          6,000,000
Stockholders' equity (deficit) ............         (356,837)       (1,588,811)       (2,220,946)       35,086,383       29,483,401

(1) During the third quarter of 1999, development expenses were reclassified to operating expenses from cost of revenues. In addition, during the first quarter of 2000, the Company began recording certain advertising revenues net of the related commissions and amounts previously recorded as stock compensation expense have been reported within the functional expense category for which the employee worked. Prior comparative amounts have been reclassified to conform to the year 2000 presentation.

(2) Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive potential common shares outstanding were 1,489,099, 829,545, 653,400, 1,047,207 and 523,293 for the period ended December 31, 1996, and the years ended December 31, 1997, 1998, 1999, and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes thereto. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements.

OVERVIEW

We are a global business-to-business and Web-based provider of business, financial and competitive information derived from U.S. Securities and Exchange Commission data and a developer of Internet-based financial and business system solutions. We sell to the corporate market and Internet portals as well as running six destination Web sites. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

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

We derive revenues from three primary sources: corporate contracts, individual subscriptions, and advertising. Revenue from corporate contracts consists of sales of data and information systems to corporate customers and is recognized over the term of the contract. Services related to corporate contracts are typically billed either monthly or quarterly in advance. Revenue from individual subscriptions is deferred and recognized as income over the subscription period. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Revenue from advertising is recognized as the services are provided. Advertising revenue is paid to us by DoubleClick, net of advertising placed and commission fees.

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

We intend to increase our operating expenses to fund increased sales and marketing, to enhance our Web sites and to continue to establish relationships critical to our success.

In May 1999, we sold 3,600,000 shares of our common stock at a price of $9.50 per share resulting in net proceeds of approximately $30.4 million. After the application of a portion of the proceeds as described in our prospectus, we have continued to fund our sales, product development and general and administrative expenses and in 1999 and 2000 we used approximately $14 million in connection with the acquisitions of Financial Insight Systems, Inc., Partes Corporation and various other strategic assets.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

Revenues increased 106% to $9.7 million for the year ended December 31, 2000, from $4.7 million for the year ended December 31, 1999. The growth in revenues is primarily attributable to a $3.6 million or 320% increase in corporate contract revenues to $4.7 million in 2000 from $1.1 million in 1999, a $744,000 or 52% increase in individual subscription revenues to $2.2 million in 2000 from $1.4 million in 1999, a $616,000 or 58% increase in advertising revenues to $1.7 million in 2000 from $1.1 million in 1999, and an increase of $76,000 or 7% in barter revenues to $1.2 million in 2000 from $1.1 million in 1999. The increase in corporate contract revenue resulted from the FIS acquisition and an increase in the number of corporate contracts in excess of $500 per month to approximately 110 at December 31, 2000 from approximately 47 at December 31, 1999. The number of individual subscriptions increased to approximately 16,000 subscriptions at December 31, 2000 from approximately 13,000 subscriptions at December 31, 1999. The increase in advertising revenues is primarily due to the increase in the number of advertisers and ads delivered, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web sites. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates.

Cost of Revenues

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of our employees and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased $1.5 million or 103% to $3.0 million for the year ended December 31, 2000, from $1.5 million for the year ended December 31, 1999. The increase in cost of revenues is primarily attributable to the FIS acquisition and increases in software and Web site maintenance, billed employees and communications lines needed to handle increased traffic. Gross margins were consistent at 69% for the year ended December 31, 2000 and for the year ended December 31, 1999.

Operating Expenses

Selling and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased $2.3 million or 97% to $4.6 million for the year ended December 31, 2000 from $2.3 million for the year ended December 31, 1999. As a percentage of revenues, sales and marketing expenses decreased to 47% for year ended December 31, 2000 from 49% for the year ended December 31, 1999. The increase in sales and marketing expenses in dollar terms was due to an expansion of our sales force and increased marketing activities.

Development. Development expenses increased $1.5 million or 182% to $2.4 million for the year ended December 31, 2000 from $842,000 for the year ended December 31, 1999. As a percentage of revenues, development expenses increased to 24% for the year ended December 31, 2000 from 18% for the year ended December 31, 1999. The increase in development is primarily due to the expansion of content on our web site and the development of corporate products.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased $2.2 million or 53% to $6.3 million for the year ended December 31, 2000 from $4.1 million for the year ended December 31, 1999. As a percentage of revenues, general and administrative expenses decreased to 64% for the year ended December 31, 2000 from 87% for the year ended December 31, 1999. The increase in general and administrative expenses in dollar terms was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth or our business and our operations as a public company.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $2.6 million or 290% to $3.5 million for the year ended December 31, 2000 from $894,000 for the year ended December 31, 1999. As a percentage of revenues, depreciation and amortization increased to 36% for the year ended December 31, 2000 from 19% for the year ended December 31, 1999. The increase is due to the additional amortization expense related to the Partes and FIS acquisitions and the increase in property and equipment.

During the fourth quarter of 2000, the Company performed a reassessment of the recovery of the goodwill and other long-lived assets related to its acquisition of Partes Corporation, owner of the FreeEDGAR.com Website. The revaluation was triggered by the continued decline in Internet advertising throughout 2000, which significantly impacted current and projected advertising revenue generated from the FreeEDGAR Web site. Based on revised projections of Partes Corporation's revenues and costs, the Company determined that the undiscounted cash flows from the operation of the FreeEDGAR Web site, including its estimated terminal value, were less than the remaining book value of recorded goodwill and other long-lived assets and an other than temporary impairment had occurred. The Company measured the amount of the impairment by comparing the anticipated future discounted cash flow from the operation of the FreeEDGAR Web site and terminal value to the remaining book value of recorded goodwill and other long-lived assets and recorded an impairment charge of $5,673,000. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial valuation of Partes Corporation in 1999.

Also during the fourth quarter of 2000, the Company performed a reassessment of the recovery of the goodwill and other long-lived assets related to its acquisition of certain of the assets of Individual Investor Group including the Web site InsiderTrader.com and related user data. The revaluation was triggered by the lower than anticipated assimilation of historical users of the acquired Web site which limited the future revenue potential to be generated from the assets acquired. Based on revised projections of InsiderTrader.com's revenues and costs, the Company determined that the undiscounted cash flows from the operation of the InsiderTrader.com Web site and other assets were less than the remaining book value of recorded goodwill and other long-lived assets and an other than temporary impairment had occurred. The Company measured the amount of the impairment by comparing the anticipated future discounted cash flow from the operation of the InsiderTrader.com Web site to the remaining book value of recorded goodwill and other long-lived assets and recorded an impairment charge of $362,000. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial acquisition valuation of InsiderTrader.com in 2000.

Lastly, during the fourth quarter of 2000, the Company discontinued the use of the edgar.com URL which it acquired in 1999 for $150,000, and recorded an impairment charge for the unamortized book value of $117,000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

Revenues increased 160% to $4.7 million for the year ended December 31, 1999, from $1.8 million for the year ended December 31, 1998. The growth in revenues is primarily attributable to a $805,000 or 258% increase in corporate contract revenues to $1.1 million in 1999 from $311,000 in 1998, a $552,000 or 63%
increase in individual subscription revenues to $1.4 million in 1999 from $876,000 in 1998, a $768,000 or 263% increase in advertising revenues to $1.1 million in 1999 from $292,000 in 1998, and an increase of $783,000 or 229% in barter revenues to $1.1 million in 1999 from $342,000 in 1998. The increase in corporate contract revenue resulted from an increase in the number of corporate contracts in excess of $500 per month to approximately 47 at December 31, 1999 from approximately 13 at December 31, 1998 and from the addition of corporate contracts obtained in connection with the FreeEDGAR.com acquisition. The number of individual subscriptions increased to approximately 13,000 subscriptions at December 31, 1999 from approximately 6,000 subscriptions at December 31, 1998, offset by a decrease in average revenue per subscriber due to a larger percentage of new subscribers joining at our lowest subscription rate of $9.95 per month. The increase in advertising revenues is primarily due to the purchase of FreeEDGAR.com, the increase in the number of advertisers and ad impressions delivered, offset by a decrease in advertising rates. Revenue increases were primarily due to increased marketing and corporate sales efforts, which resulted in an expanded customer base of individual subscribers, a larger number of corporate contracts and additional content distribution agreements with other Web sites. All of these increases contributed to increased traffic on our Web sites. The increase in barter advertising revenue is a result of additional exchange of advertising with other Web sites, offset by the decrease in advertising rates noted above.

Cost of Revenues

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased $870,000 or 140% to $1.5 million for the year ended December 31, 1999, from $619,000 for the year ended December 31, 1998. The increase in cost of revenues is primarily attributable to increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins increased to 69% for the year ended December 31, 1999 from 66% for the year ended December 31, 1998. In connection with the preparation of the 1999 financial statements, the Company reclassified product development expenses from cost of revenues to operating expenses in order to better conform with industry presentation.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses increased $1.9 million or 479% to $2.3 million for the year ended December 31, 1999 from $402,000 for the year ended December 31, 1998. As a percentage of revenues, sales and marketing expenses increased to 49% for year ended December 31, 1999 from 22% for the year ended December 31, 1998. The increase in sales and marketing expenses in dollar terms was due to an expansion of our sales force, increased marketing activities, including the development of our marketing materials and expenditures to increase the EDGAR brand awareness. Sales and marketing expenses included stock compensation expense of $8,000 in the year ended December 31, 1999 and $215,000 in the year ended December 31, 1998.

Development. Development expenses increased $415,000 or 97% to $842,000 for the year ended December 31, 1999 from $427,000 for the year ended December 31, 1998. As a percentage of revenues, development expenses decreased to 18% for the year ended December 31, 1999 from 23% for the year ended December 31, 1998. The increase in development expenses in dollar terms is primarily due to the expansion of content on our Web sites and development of corporate products.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased $1.7 million or 74% to $4.1 million for the year ended

December 31, 1999 from $2.3 million for the year ended December 31, 1998. As a percentage of revenues, general and administrative expenses decreased to 87% for the year ended December 31, 1999 from 129% for the year ended December 31, 1998. The increase in general and administrative expenses in dollar terms was primarily due to increased personnel, professional service fees and general corporate expenses necessary to support our growth. General and administrative expenses include stock compensation expense of $918,000 in the year ended December 31, 1998.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased $777,000 or 665% to $894,000 for the year ended December 31, 1999 from $117,000 for the year ended December 31, 1998. As a percentage of revenues, depreciation and amortization increased to 19% for the year ended December 31, 1999 from 6% for the year ended December 31, 1998. The increase is primarily due to the increase in property and equipment as well as amortization expense related to the Partes acquisition in 1999.

SELECTED QUARTERLY REVENUE RESULTS

The following table sets forth unaudited revenue results for each of our last eight fiscal quarters. In the opinion of management, this unaudited quarterly information has been prepared on a basis consistent with our audited consolidated financial statements and includes all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly revenue results are not necessarily indicative of future quarterly patterns or revenue results. This information should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. Revenue for the first three quarters of 2000 have been restated by reducing corporate contract revenue by $97,242, $123,735 and $169,635, respectively, as compared to amounts previously reflected in the Company's Form 10-Q's to reflect the retroactive application of SAB 101 as of January 1, 2000. The deferral relates to revenue associated with certain up-front fees charged to customers to build customized applications to access information contained in the Company's databases. At December 31, 2000, the aggregate amount deferred is $306,711 and will be recognized over the future estimated life of the customer relationship. The impact of the change for the first three quarters of 2000 is to increase the net loss by $97,242, $123,735 and $169,635, respectively. The impact of the restatement was to increase basic and diluted net loss per share for the first three quarters of 2000 by $(0.01), $(0.01), and $(0.01), respectively. There were no such arrangements prior to 2000 and accordingly, there is no cumulative effect adjustment for prior periods.


                                    THREE MONTHS ENDED
                                       (unaudited)

                            MARCH 31,    JUNE 30,     SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,
                              1999         1999         1999         1999         2000         2000         2000         2000
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
REVENUE SOURCES:
Corporate contracts ...... $  151,844   $  159,503   $  271,652   $  533,359   $  639,209   $  800,718   $  923,015    2,328,709

Individual subscriptions..    273,603      331,314      387,083      435,834      493,805      547,824      577,038   $  553,181

Advertising ..............     54,079      171,095      323,423      512,105      407,309      577,962      323,961      367,362

Barter advertising .......     96,775      242,875      346,350      297,611      319,445      469,104      227,852      166,307

Other barter .............     35,501       34,500       32,999       39,109       18,868         --           --           --
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total .................... $  611,802   $  939,287   $1,361,507   $1,818,018   $1,878,636   $2,395,608   $2,051,866   $3,415,559
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

LIQUIDITY AND CAPITAL RESOURCES

In May 1999 we completed an IPO of 3,600,000 shares of our common stock resulting in net proceeds of approximately $30.4 million.

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $27.9 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two-year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.6 million in cash for the payment of fees and acquisition related expenses.

Net cash used in operating activities was $6,990,024 and $4,270,437 for the years ended December 31, 2000 and 1999, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. In connection with our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to be cash flow positive by the third quarter of 2001. In addition, we expect to receive approximately $1 million in tax refunds during the third quarter of 2001 as a result of tax loss carrybacks available as a result of our acquisition of FIS.

Capital expenditures, primarily for computers, office and communications equipment, totaled $1,443,828 for the year ended December 31, 2000 and $ 1,023,419 for the year ended December 31, 1999. The purchases were required to support our expansion and increased infrastructure.

At December 31, 2000, we had cash and cash equivalents on hand of $2,283,811 and available-for-sale investment of $1,497,930. We believe that our existing capital resources, cash generated from operations and the tax refund referred to above, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

In connection with our acquisition of FIS, we issued $6,000,000 in notes with all principal due October 27, 2002. We expect that our cash generated from operations will be sufficient to pay the debt upon maturity. If cash generated from operations is insufficient to satisfy the debt redemption, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely effect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

YEAR 2000 ISSUE

We have not experienced any material problems with network infrastructure, software, hardware and computer systems relating to the inability to recognize appropriate dates related to the Year 2000. We are also not aware of any material Year 2000 problems with customers, suppliers or vendors. Accordingly, we do not anticipate incurring future material expenses or experiencing any material operational disruptions as a result of Year 2000 issues.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of December 31, 2000, available-for-sale investments were $1.5 million. Due to the short-term maturity of these investments, any decrease in interest rates would not have a material effect on our financial statements.

CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 14 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During fiscal year 2000 there were no changes in or disagreements with our independent accountant on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of March 20, 2001, the directors and executive officers of EDGAR Online, Inc. were as follows:

NAME                                                  AGE     POSITION
----                                                  ---     --------
Susan Strausberg (1) ..............................   61      Chief Executive Officer, Secretary and Director

Marc Strausberg (1) ...............................   66      Chairman of the Board, Chief Information Officer and Director

Tom Vos (1) .......................................   53      President, Chief Operating Officer and Director

Greg D. Adams .....................................   39      Chief Financial Officer

Albert E. Girod ...................................   49      Chief Technology Officer, Executive Vice President and Director

Jay Sears .........................................   34      Senior Vice President of Business Strategy and Development

Bruce Bezpa (3) ...................................   44      Director

Stefan Chopin (2) .................................   41      Director

Mark Maged (2)(3) .................................   66      Director

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

Marc Strausberg, a co-founder of EDGAR Online, has served as Chairman of the Board of Directors and President since EDGAR Online was formed in November 1995. Mr. Strausberg resigned as President upon the election of Tom Vos to this position in March 1999. In December 1994, Mr. Strausberg co-founded Internet Financial Network, an EDGAR based financial information vendor and served as IFN's co-chairman until founding EDGAR Online. From 1992 to 1994, Mr. Strausberg was the publisher of the Livermore Report, a newsletter that focused on the valuation of initial public offerings. From August 1987 to December 1994, Mr. Strausberg served as Chairman and President of Sindex Inc., which provided computer-based trading systems to hedge funds and brokerage firms. Mr. Strausberg oversees product development for EDGAR Online. Mr. Strausberg, the husband of Ms. Strausberg, EDGAR Online's Chief Executive Officer, has a B.A. degree from Muhlenberg College.

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

Greg D. Adams joined EDGAR Online as Chief Financial Officer in March 1999. Mr. Adams is a Certified Public Accountant with diversified business experience in both the public and private sectors. Prior to joining EDGAR Online, Mr. Adams served as SVP - Finance and Administration of PRT Group Inc., a technology solutions and services company. From 1994 to 1996, Mr. Adams was the Chief Financial Officer of the Blenheim Group Inc., a publicly held UK information technology exposition and conference management company. Prior to that, Mr. Adams worked for 11 years as an accountant with KPMG Peat Marwick. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams has a B.B.A. degree in Accounting from the College of William & Mary.

Albert E. Girod joined EDGAR Online as a Director and Chief Technology Officer following EDGAR Online's acquisition of Financial Insight Systems, Inc. ("FIS") in October 2000. Mr. Girod founded FIS in 1995 and served as President and Chief Executive Officer from 1995 until October 2000. FIS was and remains a leading provider of computer related financial information systems to the institutional investment community. Mr. Girod also served as Chief Executive Officer (1992-1995) and Vice President (1982-1992) of CDA Investment Technologies, Inc., a provider of computer related financial services to the institutional community. From 1976 until 1982, Mr. Girod served as Vice President of Product Development for SEI Corporation, a provider of automated trust accounting and banking services and a registered investment advisor. Mr. Girod holds a B.S. degree from Villanova University.

Jay Sears joined EDGAR Online as Vice President of Marketing and Business Development in May 1997. He is currently Senior Vice President of Business & Strategy Development for EDGAR Online. Mr. Sears is responsible for web strategy and strategic alliances and runs the Company's Web sites and business development efforts including content and advertising sales, membership and public relations. From September 1995 to April 1997, Mr. Sears was Vice President of Marketing for Wolff Media, a publisher of Internet and printed guides to the Internet. From July 1991 to August 1995, Mr. Sears was a Senior Account Supervisor at Creamer Dickson Basford, an international marketing, communications and public relations firm. Mr. Sears has B.A. degree from Kenyon College.

Bruce Bezpa joined EDGAR Online as a member of the Board of Directors in March 1999. Since October 1999 Mr. Bezpa has provided consulting services with a focus on strategic development and helping companies create value. Previously, he had worked for Bowne & Co., Inc., a leading financial printer and provider of Internet, localization and outsourcing services, for 15 years in various capacities including as Vice President-Strategic Development from July 1996 to October 1999, Director-Mutual Funds Services from August 1994 to June 1996 and Director-Marketing from April 1989 to July 1994. Mr. Bezpa holds B.A. and M.B.A. degrees from Rutgers University.

Stefan Chopin joined EDGAR Online as a member of the Board of Directors in 1996. Mr. Chopin is the Senior Vice President of Technology for iXL Enterprises, Inc., an e-business solutions provider. Prior to joining iXL in 1998, Mr. Chopin was the founder and President of Pequot Systems, a software development and consulting firm. In October 1998, Pequot was acquired by iXL Enterprises, Inc. which formed the basis of the iXL Financial Services Industry Practices. Prior to founding Pequot Systems in November 1995, Mr. Chopin served as the Vice President of Engineering for Micrognosis, Inc., a leading provider of trading room systems.

Mark Maged joined EDGAR Online as a member of the Board of Directors in March 1999. Since June, 2000 and during the eight years prior to becoming Chief Executive Officer of Internet Tradeline as described below, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the United States and internationally. From September 1995 through May 2000, he was chairman of Internet Tradeline, Inc. From 1975 through 1983, he served as President and Chief Executive Officer of Schroder's Incorporated, which operated banking, investment banking and investment management businesses as the United States arm of Schroders PLC, an international merchant bank. He is currently a member of the Boards of Directors of Commodore Holdings Limited and Cachier Corporation. He holds a bachelor's degree from the City College of New York and both a master's degree and a law degree from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. The Company became subject to the requirements of Section 16(a) on May 26, 1999. Regulations promulgated by the SEC require the Company to disclose in this Form 10-K any reporting violations with respect to the 2000 fiscal year which came to the Company's attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or such changes in beneficial ownership as submitted to the Company. Based solely on review of such forms received by the Company, Stefan Chopin is the only reporting person to have made a late filing under
Section 16(a). Mr. Chopin filed a Form 4 on October 10, 2000, to report five sale transactions relating to the Company's Common Stock that were consummated in August 2000. These transactions were required to be reported on a Form 4 by September 10, 2000. This statement is based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and their written representations that such reports accurately reflect all reportable transactions and holdings.

ITEM 11.          EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2000 and 1999 by our Chief Executive Officer and our four most highly compensated executive officers (other than our Chief Executive Officer) (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                                                LONG-TERM
                                                                                                              COMPENSATION
                                                      ANNUAL COMPENSATION                                      SECURITIES
                                               ------------------------------------                            UNDERLYING
NAME AND PRINCIPAL POSITION                    YEAR      SALARY            BONUS                  OTHER        OPTIONS (#)
---------------------------                    ----      ------         -----------               -----        -----------

Susan Strausberg...........................    2000     $150,000        $20,000                    ---           35,000
  Chief Executive Officer                      1999     $150,000        $70,000 (2)                ---            ---
                                               1998     $150,000 (3)      ---                      ---            ---

Marc Strausberg............................    2000     $150,000        $20,000                    ---           35,000
  Chairman and Chief Information Officer       1999     $150,000        $70,000 (2)                ---            ---
                                               1998     $150,000 (3)      ---                      ---            ---

Tom Vos....................................    2000     $125,000        $20,000                    ---           70,000
  President and Chief Operating Officer        1999     $125,000        $70,000 (2)                ---          100,000
                                               1998     $ 93,750 (4)      ---                      ---          200,000

Greg Adams.................................    2000     $125,000        $20,000                  $ 8,100         70,000
  Chief Financial Officer                      1999     $ 93,269 (5)    $62,500                  $ 3,254        125,000

Albert E. Girod (1)........................    2000     $ 25,035        $ 5,000                    ---            ---
  Chief Technology Officer, Executive Vice
  President and Director


Jay Sears..................................    2000     $125,000        $20,000                  $ 5,100         65,000
  Senior Vice President                        1999     $115,096        $70,000                  $11,760         25,000
  of Business and Strategy Development         1998     $ 97,400        $10,000                    ---           65,000


----------------------------

(1) Mr. Girod joined EDGAR Online as Executive Vice President and Chief Technology Officer, and Director on October 30, 2000 and earns a salary at the rate of $150,000 per annum.

(2)      These bonuses have been awarded as deferred compensation.

(3)      In 1998, $92,788 of this amount was deferred and not paid.

(4) Mr. Vos joined EDGAR Online as Chief Operating Officer on March 31, 1998 and earns salary at the rate of $125,000 per annum. He was elected by the Board of Directors to the additional position of President in March, 1999.

(5) Mr. Adams joined EDGAR as Chief Financial Officer in May 1999 and earns salary at the rate of $125,000 per annum.


                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2000. We have never granted any stock appreciation rights.

                               INDIVIDUAL GRANTS (1)
                            NUMBER OF        PERCENT OF
                           SECURITIES       TOTAL OPTIONS                                           POTENTIAL REALIZABLE VALUE
                           UNDERLYING        GRANTED TO         EXERCISE                            AT ASSUMED ANNUAL RATES OF
                             OPTIONS        EMPLOYEES IN        PRICE PER                            STOCK PRICE APPRECIATION
         NAME                GRANTED          2000 (2)          SHARE ($)      EXPIRATION DATE          FOR OPTION TERM (3)
                                                                                                        5%              10%
  Susan Strausberg         35,000             5.11%               $3.85        August 1, 2010         -- (4)           9,937

  Marc Strausberg          35,000             5.11%               $3.85        August 1, 2010         -- (4)           9,937

  Tom Vos                  40,000             5.84%               $9.00        January 26, 2010       -- (4)              -- (4)
                           30,000             4.38%               $3.06        July 14, 2010          -- (4)          32,142

  Greg Adams               40,000             5.84%               $9.00        January 26, 2010       -- (4)              -- (4)
                           30,000             4.38%               $3.06        July 14, 2010          -- (4)          32,142

  Jay Sears                40,000             5.84%               $9.00        January 26, 2010       -- (4)              -- (4)
                           25,000             3.65%               $3.06        July 14, 2010          -- (4)          26,785

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1999 Stock Option Plan, as amended.

(2) In the year ended December 31, 2000, we granted options to employees to purchase an aggregate of 684,750 shares of common stock.

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

(4)      Value less than zero (0).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 2000 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Named Executive Officers during this period.

                                                NUMBER OF
                                          SECURITIES UNDERLYING                        VALUE OF UNEXERCISED
                                          UNEXERCISED OPTIONS AT                      IN-THE-MONEY OPTIONS AT
                                            DECEMBER 31, 2000                          DECEMBER 31, 2000 (1)
NAME                                 EXERCISABLE         UNEXERCISABLE           EXERCISABLE           UNEXERCISABLE
----                                 -----------         -------------           -----------           -------------
Susan Strausberg.................            0               35,000                   ---                   ---

Marc Strausberg..................            0               35,000                   ---                   ---

Tom Vos..........................      263,334              106,666               $268,760                  ---

Greg Adams.......................       80,576              114,424                   ---                   ---

Jay Sears........................       93,334              61,666                 $87,347                  ---

(1) The fair market value of the common stock as of December 31, 2000 was $1.594.

EMPLOYMENT AGREEMENTS

We entered into a five-year amended and restated employment agreement dated as of May 6, 1999 with Susan Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Ms. Strausberg or EDGAR Online. The agreement provides for an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Ms. Strausberg's employment is terminated (either by her or the employer) within one year thereafter, Ms. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (1) her then applicable annual base salary and (2) the average of her last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of her employment and for one year thereafter.

We entered into a five-year amended and restated employment agreement dated as of May 6, 1999 with Marc Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Strausberg or EDGAR Online. The agreement provides for an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Strausberg's employment is terminated (either by him or the employer) within one year thereafter, Mr. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter.

We have entered into a two-year employment agreement dated April 23, 1999 with Tom Vos to serve as President and Chief Operating Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Vos or EDGAR Online. The agreement provides Mr. Vos with an annual salary of $125,000 and an annual bonus at the discretion of the Board. In addition, if Mr. Vos remains employed by us at the end of the initial term, he will be entitled to receive a retention bonus equal to two years of his then applicable base salary, plus the average of his last two annual cash bonuses. Mr. Vos will also receive a severance payment identical to the retention bonus described above in the event there is a change of control (as defined in the agreement) and Mr. Vos' employment is terminated (either by him or the employer) within one year thereafter. Additionally, the agreement contains a non-compete and non-solicitation provision effective during the term of his employment and for one year thereafter.

We have entered into a three-year amended and restated employment agreement dated May 3, 1999 with Greg Adams to serve as Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or EDGAR Online. The agreement provides Mr. Adams with (1) an annual salary of $125,000, (2) an annual bonus at the discretion of the Board, and (3) a $500 monthly car allowance. Mr. Adams also received options to purchase (a) 109,000 shares of common stock at an exercise price of $4.50 per share, which will vest 25% in year one and 75% in year two and (b) 16,000 shares of common stock at the initial public offering price per share, which will vest equally over a three-year period. In addition, the agreement contains a severance arrangement whereby Mr. Adams is entitled to receive a payment in the event he is terminated without cause of eighteen months salary if the termination occurs at anytime following the eighteenth month of his employment. Additionally, the agreement contains a non-compete and non-solicitation provision effective during the term of his employment and for one year thereafter.

We entered into a two-year employment agreement dated as of October 1, 2000 with Albert E. Girod. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Girod or EDGAR Online. The agreement provides for an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Girod's employment is terminated (either by him or the employer) within one year thereafter, Mr. Girod will receive a severance benefit equal to the product of 2.00 times the sum of (1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter.

We have entered into an employment agreement dated May 19, 1997 with Jay Sears, which may be terminated by either party upon 30-days prior notice. The agreement provides Mr. Sears with an annual salary of $80,000 and an annual bonus at the discretion of the Board. Mr. Sears' annual salary was increased to $100,000 effective August 1998 and $125,000 effective January 2000. If Mr. Sears' employment is terminated without cause, we will pay him six months of his total annual compensation. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for six months thereafter in the case of the non-compete provision and one year thereafter in the case of the non-solicitation provision.

STOCK OPTION PLANS

EDGAR Online's currently active stock option plans include our 1996 Stock Option Plan, 1999 Stock Option Plan, as amended, and 1999 Outside Directors Stock Option Plan. Each of the plans, except for the 1999 Outside Directors Stock Option Plan, provide for:

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

The 1996 Stock Option Plan (the "1996 Plan"), which provides for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was ratified and confirmed in November 1998. The 1999 Stock Option Plan (the "1999 Plan"), which provided for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was adopted in March 1999 and amended to increase the number of shares reserved for issuance under the Plan from 800,000 to 1,400,000 at the Annual Shareholder Meeting held on August 1, 2000. The 1996 and 1999 Stock Option Plans are intended as an incentive to encourage stock ownership by officers and certain of our other employees in order to increase their proprietary interest in our continued growth and success and to encourage such employees to remain in the employ of EDGAR Online.

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

As of March 20, 2001, 800,000 options were authorized under the 1996 Plan and options to purchase 753,500 shares were outstanding and 36,500 options were available for future grants. As of March 20, 2001, 1,400,000 options were authorized under the 1999 Plan, options to purchase 1,190,484 shares were outstanding and 209,516 options were available for future grants. As of March 20, 2001, 100,000 options were authorized under the 1999 Outside Directors Stock Option Plan, no options to purchase shares had been granted and 100,000 options were available for future grants. As of March 20, 2001, 100,000 options were authorized under the FreeEDGAR Stock Option Plan and no shares were available for future grant under the FreeEDGAR Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationships exist between any members of EDGAR Online's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The Company has business and financial relationships with Globix Corporation and iXL Enterprises, Inc. Marc Bell, a director of the Company until October 27, 2000, is the President and Chief Executive Officer of Globix Corporation. Stefan Chopin is a Vice President of iXL Enterprises, Inc. Our relationships with Globix and iXL are described below.

Globix

In July 1998, we issued a 10% convertible debenture in the principal amount of $1,000,000 to Globix Corporation along with warrants to purchase 666,667 shares of common stock at an exercise price of $1.50 per share. The terms of the transaction were determined as the result of arm's length bargaining between the parties. As part of this transaction, our agreement with Bowne was amended to modify certain of Bowne's rights and to include Globix as a party, thereby providing Globix with the same anti-dilution rights, tag-along rights and Board participation rights as Bowne. In May 1999, Globix converted its debenture and exercised its warrants, thereby acquiring 1,336,667 shares of our common stock. In July 1998, we also entered into a five-year hosting contract with Globix that requires us to co-locate our Internet servers at the Globix facility in New York City. During 2000, 1999 and 1998, we paid Globix a total of $298,042, $546,111, and $6,513, respectively, under this contract. We believe that the terms of our agreements with Globix are beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might be available to us from unaffiliated third parties.

Pequot Systems (iXL)

EDGAR Online and Pequot Systems ("Pequot") shared equally the costs of a single lease on 6,600 square feet of space. We occupy half of this space and were jointly obligated with Pequot on the lease. This arrangement with Pequot ended in June 1999, when we entered into a separate lease for our facilities in Norwalk, Connecticut. Since our inception, we have outsourced our technology development to Pequot. During 1995, in partial payment for services rendered, Pequot received warrants to purchase shares of common stock at an exercise price of $.05 per share. The warrants were exercised in May 1997. In March 1998, Pequot agreed to accept shares of our common stock valued at $1.25 per share in partial payment for services rendered. As a result of these two transactions, Pequot received 359,384 shares of common stock. In 2000, 1999 and 1998, we paid Pequot a total of $2,725,770, $989,368 and $610,073, respectively, for services provided. As a result of the acquisition of Pequot by iXL, an unrelated company, in 1998, the shares owned by Pequot were transferred to Pequot's founders, including Stefan Chopin, the founder and President of Pequot. Mr. Chopin has been a member of our Board of Directors since 1996. We believe that the terms of our agreements with Pequot are beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might be available to us from unaffiliated third parties.

DIRECTOR COMPENSATION

No cash compensation has ever been paid to any of the directors of EDGAR Online for service in such capacity. However, directors are currently eligible to receive stock options every three years under EDGAR Online's 1999 Stock Option Plan. In March 1999, each of our non-employee directors was granted options to purchase 10,000 shares of common stock at an exercise price of $4.50 per share. In August 2000, each of our non-employee directors was granted options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share. Non-employee directors of EDGAR Online will be eligible to receive non-discretionary, automatic grants of options to purchase common stock as part of our 1999 Outside Directors Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2001 by (1) each of our directors, including our Chief Executive Officer, (2) our four most highly compensated executive officers, other than our Chief Executive Officer, who were serving as executive officers at the end of 2000, (3) all our executive officers and directors as a group and (4) each person who we know owns beneficially more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner listed below is c/o EDGAR Online, Inc., 50 Washington Street, Norwalk, CT 06854.

                                                            NUMBER                                      PERCENT
                                                              OF                                          OF
NAME OF BENEFICIAL OWNER                                   SHARES (1)                                    CLASS
Executive Officers and Directors:

         Susan Strausberg (2).......................       3,063,426                                    20.55%

         Marc Strausberg (3)........................       3,063,426                                    20.55%

         Tom Vos (4)................................         428,333                                     2.87%

         Greg Adams (5) ............................         200,791                                     1.35%

         Albert E. Girod............................       2,082,500                                    13.97%

         Jay Sears (6)..............................          98,334                                        *

         Stefan Chopin (7)(8).......................         299,384                                     2.01%
                  c/o iXL Enterprises, Inc.
                  50 Washington Street
                  Norwalk, CT 06854

         Bruce Bezpa (8)............................          12,381                                       *
                  405 Patton Avenue
                  Piscataway, NJ 08854

         Mark Maged (8).............................          29,310                                       *
                  c/o Internet Tradeline, Inc.
                  111 West 40th Street
                  New York, NY 10018

         Marc Bell (9)..............................         986,242                                     6.62%
                  c/o Globix Corporation
                  295 Lafayette Street
                  New York, NY 10012

         All executive officers and directors
                  as a group (10 persons)...........       7,206,034                                    48.33%

Other 5% Stockholders:

         Globix Corporation.........................         986,242                                     6.62%
                  295 Lafayette Street
                  New York, NY 10012

         Bowne & Co., Inc...........................       1,000,000                                     6.71%
                  345 Hudson Street
                  New York, NY 10014

         Par Investment Partners, L.P...............         934,000 (10)                                6.26%
                  One Financial Center, Ste 1600
                  Boston, MA 02111

         Hathaway & Associates, Ltd.................         819,500 (11)                                5.50%
                  119 Rowayton Avenue
                  Rowayton, CT 06853

---------------------------
* Represents beneficial ownership of less than 1%.

(1) Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 20, 2001 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 156,000 shares owned by Ms. Strausberg's husband, Marc Strausberg, EDGAR Online's Chairman of the Board and 2,751,426 shares owned by TheBean LLC. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.

(3) Includes 156,000 owned by Mr. Strausberg's wife, Susan Strausberg, EDGAR Online's Chief Executive Officer and 2,751,426 shares owned by TheBean LLC. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 288,333 shares issuable upon exercise of options exercisable within 60 days of March 20, 2001.


(5) Includes 135,076 shares issuable upon exercise of options exercisable within 60 days of March 20, 2001.

(6) Includes 98,334 shares issuable upon exercise of options exercisable within 60 days of March 20, 2001.

(7)      Includes shares owned jointly with Barbara Chopin, his wife.

(8) Includes 6,667 shares issuable upon exercise of options exercisable within 60 days of March 20, 2001.

(9) Includes 986,242 shares owned by Globix Corporation. Mr. Bell is the President and Chief Executive Officer of Globix Corporation. In such capacities, Mr. Bell may be deemed to be the

(10) Reflects amount derived from this entity's Schedule 13G filed with the SEC on February 14, 2001.

(11) Reflects amount derived from this entity's Schedule 13G filed with the SEC on January 5, 2001 and subsequent communication with such entity.

         beneficial owner of such shares, although he disclaims beneficial ownership except to the extent of his pecuniary interest, if any. Mr. Bell resigned from the Board of Directors on October 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employee Loans

In January 2001, we loaned the sum of $400,000 to certain executives, employees and outside directors of the Company for the purpose of purchasing shares of our common stock from TheBean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and Marc Strausberg, our Chairman of the Board are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing Nasdaq market price on the date of sale. The loan was evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes are full recourse and secured by the common stock purchased with the proceeds of the individual loans. The executive officers and outside directors participating in this transaction were Tom Vos ($175,000 Note and 100,000 shares), Greg Adams ($115,001 Note and
65,715 shares), Bruce Bezpa ($10,001 Note and 5,715 shares) and Mark Maged ($30,000 Note and 17,143 shares).

Globix Corporation

For information regarding our relationship with Globix, see "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

Pequot Systems (iXL)

For information regarding our relationship with iXL, see "Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation." Susan Strausberg And Marc Strausberg

From time to time, we have received cash loans from and have made cash advances to Susan Strausberg and Marc Strausberg, our founders. These loans bear interest at the prime rate applied to the net outstanding balance. The net amounts owed to EDGAR Online as of December 31, 2000 and 1999 were $269,206 and $0 respectively. As of March 20, 2001, EDGAR Online owed Susan Strausberg and Marc Strausberg the sum of $128,623.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS.

       EXHIBIT
        NUMBER                              DESCRIPTION
       -------    --------------------------------------------------------------
         2.1      Agreement and Plan of Merger dated as of September 10, 1999 among EDGAR Online, Inc., FreeEDGAR Acquisition Corp. and
                  FreeEDGAR.com, Inc. (7)

         2.2      Agreement and Plan of Merger dated as of October 18, 2000
                  among Registrant, FIS Acquisition Corp., Financial Insight
                  Systems, Inc. and the Principal Stockholders named therein.
                  (6)

         3.01     Certificate of Incorporation (1)

         3.02     Amended and Restated Certificate of Incorporation (2)

         3.03     Bylaws (2)

         4.01     Form of Specimen Stock Certificate for Registrant's Common
                  Stock (2)

         4.02     10% Convertible Subordinated Debenture due 2001(1)

         4.03     Warrant to Purchase Common Stock (1)

         10.01    Form of Indemnity Agreement to be entered into between the
                  Registrant with each of its directors and executive officers
                  (2)

         10.02    1996 Stock Option Plan (1)

         10.03    1999 Stock Option Plan (2)

         10.04    1999 Outside Directors Stock Option Plan (2)

         10.05    Amended and Restated Employment Agreement dated as of May 6,
                  1999 between the Registrant and Marc Strausberg (2)

         10.06    Amended and Restated Employment Agreement dated as of May 6,
                  1999 between the Registrant and Susan Strausberg (2)

         10.07    Employment Agreement, dated as of April 23, 1999, between the
                  Registrant and Tom Vos(2)

         10.08    Employment Agreement, dated as of May 3, 1999, between the
                  Registrant and Greg Adams (2)

         10.09    Employment Agreement, dated as of March 11, 1997, between the
                  Registrant and Brian Fitzpatrick(2)

         10.10    Employment Agreement, dated as of May 19, 1997, between the
                  Registrant and Jay Sears (2)

         10.11    Employment Agreement, dated as of May 3, 1999, between
                  Registrant and David Trenck (2)

         10.12 Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation (1)

         10.13    Form of Registration Rights Agreement for December 1998
                  Investors (2)

         10.14 Form of Subscription Agreement, including registration rights, for March 1999 Investors(2)

         10.15    Lease Agreement, dated April 4, 1997 by and between 50

       EXHIBIT
        NUMBER                              DESCRIPTION
       -------    --------------------------------------------------------------
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

         10.21    Procurement and Trafficking Agreement dated August 29, 1997 by and between the Registrant and DoubleClick Inc. (3)

         10.22 Agreement dated July 23, 1998 by and between the Registrant and Globix Corporation with annexed Co-location Service
                  Agreement (3)

         10.23    Agreement of Lease, dated June 7, 1999, by and between Sono
                  Equities LLC and 1122 Associates LLC, as Owner, and the
                  Registrant, as Tenant. (4)

         10.24    Office Lease Agreement, dated January 28, 2000, by and between
                  Yett Family Partnership, L.P. and the Registrant, regarding
                  10628 NE 37th Circle, Kirkland, Washington. (4)

         10.25    Office Lease Agreement, dated January 28, 2000, by and between
                  Yett Family Partnership, L.P. and the Registrant, regarding
                  10635 NE 38th Place, Kirkland, Washington. (4)

         10.26 Office Building Lease Agreement, dated February 7, 2000, between 122 East 42nd Street LLC and Registrant. (5)

         10.27    Employment Agreement, dated as of October 1, 2000, between the
                  Registrant and Albert E. Girod. (6)

         10.28 Office Building Lease Agreement, dated July 1, 1998, as amended September 24, 1998 by and between OTR and Financial
                  Insight Systems, Inc. regarding 11200 Rockville Pike, Suite
                  310, Rockville Maryland.

         17.1     Resignation Letter of Marc Bell (6)

         21.1     Subsidiaries of EDGAR Online, Inc.

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

         (4) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

         (5) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         (6) Incorporated by reference to exhibit with corresponding number filed with Registrant's Current Report on Form 8-K dated November 9, 2000.

         (7) Incorporated by reference to exhibit with corresponding number filed with Registrant's Current Report on Form 8-K dated September 24, 1999.

(b)      REPORTS ON FORM 8-K --

    Reports on Form 8-K, dated October 20, 2000 and November 9, 2000 filed with the Securities and Exchange Commission reporting our acquisition of Financial Insight Systems, Inc. pursuant to the terms and conditions of an Agreement and Plan of Merger. Report on Form 8-K dated October 27, 2000 filed with the Securities and Exchange Commission reporting third quarter operating results.

(c)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of the Company filed as part of this Form 10-K are filed on pages F-1 to F-22 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               EDGAR ONLINE, INC.
                          FINANCIAL STATEMENT SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS



----------------------------------------------------------------------------------------------------------------------------------
                                                  Balance at          Charged to     Charged to                         Balance at
Description                                       Beginning           Costs and      Other                              End of
                                                  of Period           Expenses       Accounts           Deductions(1)   Period
----------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts Receivable
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998                      $22,500             62,207             --              (53,165)        31,542
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999                      $31,542             84,000         154,661             (82,311)       187,892
----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000                      $187,892            245,000         57,375             (145,583)      344,684
----------------------------------------------------------------------------------------------------------------------------------

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

/s/ SUSAN STRAUSBERG             Chief Executive Officer,       March 29, 2001
--------------------------        and Director
Susan Strausberg

/s/ GREG D. ADAMS                Chief Financial Officer        March 29, 2001
--------------------------
Greg D. Adams

/s/ MARC STRAUSBERG              Chairman of the Board          March 29, 2001
--------------------------
Marc Strausberg

/s/ TOM VOS                      President, Director            March 29, 2001
--------------------------
Tom Vos

/s/ ALBERT E. GIROD              Chief Technology Officer,      March 29, 2001
--------------------------        Executive Vice President
Albert E. Girod                   and Director

/s/ STEFAN CHOPIN                Director                       March 29, 2001
--------------------------
Stefan Chopin

/s/ MARK MAGED                   Director                       March 29, 2001
--------------------------
Mark Maged

/s/ BRUCE BEZPA                  Director                       March 29, 2001
--------------------------
Bruce Bezpa

                               EDGAR ONLINE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999          F-3

Consolidated Statements of Operations for the Years ended
December 31, 2000, 1999, and 1998                                     F-4

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the Years ended December 31, 2000, 1999, and 1998       F-5

Consolidated Statements of Cash Flows for the Years
ended December 31, 2000, 1999, and 1998                               F-6

Notes to Consolidated Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EDGAR Online, Inc.:

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 14(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents, fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP

Stamford, CT
February 1, 2001

                               EDGAR ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31, 2000      December 31, 1999
                                                                                     -----------------      -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $   2,283,811          $  10,051,473
     Available-for-sale investments                                                        1,497,930             14,534,836
     Accounts receivable, less allowance for
     doubtful accounts of $344,684 and $187,892 respectively                               2,790,277              1,117,636
    Income tax receivable                                                                    979,500                   --
     Other current assets                                                                    127,078                407,048
                                                                                       -------------          -------------
          Total current assets                                                             7,678,596             26,110,993

Property and equipment, net                                                                3,355,823              2,024,431
Intangible assets                                                                         27,306,891              9,303,948
Investments                                                                                  575,000                278,167
Employee loans and advances                                                                  270,225                   --
Other assets                                                                                 279,824                 21,575
                                                                                       -------------          -------------

          Total assets                                                                 $  39,466,359          $  37,739,114
                                                                                       =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                  $   1,191,281          $     722,436
     Accrued expenses                                                                      1,166,858              1,426,568
     Deferred revenues                                                                       965,916                353,905
     Capital lease payable, current portion                                                   67,821                 78,235
     Current portion of notes payable                                                        507,785                   --
     Accrued interest                                                                         75,000                   --
                                                                                       -------------          -------------
          Total current liabilities                                                        3,974,661              2,581,144

Capital lease obligation, long-term                                                            8,297                 71,587
Notes payable, long-term                                                                   6,000,000                   --
                                                                                       -------------          -------------
          Total liabilities                                                                9,982,958              2,652,731

Stockholders' equity

     Common stock, $0.01 par value, 30,000,000 shares authorized, 14,908,917 and
     12,457,989 shares issued and outstanding at December 31, 2000 and 1999,
     respectively                                                                            149,089                124,580
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
     issued or outstanding                                                                      --                     --
     Additional paid-in capital                                                           53,483,008             43,915,642
     Unrealized holding losses                                                                (2,070)               (44,518)
     Accumulated deficit                                                                 (24,146,626)            (8,909,321)
                                                                                       -------------          -------------
     Total stockholders' equity                                                           29,483,401             35,086,383
                                                                                       -------------          -------------

          Total liabilities and stockholders' equity                                   $  39,466,359          $  37,739,114
                                                                                       =============          =============

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
                                                          ----------------------------------------------
                                                              2000             1999             1998
                                                          ------------      -----------      -----------
Revenues:
     Corporate contract revenue                           $  4,691,651      $ 1,116,358      $   311,609
     Individual subscription revenue                         2,171,848        1,427,834          876,146
     Advertising revenue                                     1,676,594        1,060,702          292,360
     Barter advertising revenue                              1,182,708          983,611          263,440
     Other barter revenue                                       18,868          142,109           79,000
                                                          ------------      -----------      -----------
                                                             9,741,669        4,730,614        1,822,555
                                                          ------------      -----------      -----------

Cost of revenues:
     Software and Web site development                       1,838,907          505,974          356,035
     Barter advertising expense                              1,182,708          983,611          263,440
                                                          ------------      -----------      -----------
                                                             3,021,615        1,489,585          619,475
                                                          ------------      -----------      -----------

                  Gross profit                               6,720,054        3,241,029        1,203,080

Operating expenses:
     Sales and marketing                                     4,582,809        2,328,113          401,771
     General and administrative                              6,278,231        4,094,421        2,346,621
     Product development                                     2,377,433          841,590          426,854
     Amortization and depreciation                           3,484,491          893,614          116,767
     Writedown of intangible assets                          6,151,074             --               --
                                                          ------------      -----------      -----------
                                                            22,874,038        8,157,738        3,292,013
                                                          ------------      -----------      -----------

                  Loss from operations                     (16,153,984)      (4,916,709)      (2,088,933)

Interest income                                              1,055,273          903,256            5,618
Interest expense and other, net                                (81,155)        (149,158)        (137,909)
                                                          ------------      -----------      -----------

                  Loss before income taxes                 (15,179,866)      (4,162,611)      (2,221,224)

Income tax expense                                              57,439              250              250
                                                          ------------      -----------      -----------

                  Net loss                                $(15,237,305)     $(4,162,861)     $(2,221,474)
                                                          ============      ===========      ===========

Basic and diluted net loss per share                      $      (1.18)     $     (0.42)     $     (0.36)
                                                          ============      ===========      ===========

Basis and diluted weighted average shares outstanding       12,862,604        9,805,456        6,129,116
                                                          ============      ===========      ===========

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      COMMON STOCK            ADDITIONAL
                                                                  -----------------------       PAID-IN       ACCUMULATED
                                                                    SHARES        AMOUNT        CAPITAL         DEFICIT
                                                                  ----------     --------     -----------     ------------
Balance at December 31, 1997                                       6,074,000     $ 60,740     $   875,435     $ (2,524,986)
Exercise of warrants                                                  53,957          540          49,461             --
Issuance of common stock                                             103,333        1,033         143,967             --
Issuance of common stock in satisfaction of trade payable            100,000        1,000         124,000             --
Stock compensation expense                                              --           --         1,133,000             --
Issuance of warrants for services provided and debt financing           --           --           136,338             --

Net loss                                                                --           --              --         (2,221,474)
                                                                  ----------     --------     -----------     ------------
Balance at December 31, 1998                                       6,331,290       63,313       2,462,201       (4,746,460)
Comprehensive loss:
         Net loss                                                       --           --              --         (4,162,861)
         Other comprehensive loss:
                  Unrealized loss on investments                        --           --              --               --

Total comprehensive loss


Issuance of common stock                                             240,000        2,400       1,052,850             --
Initial Public Offering, net of issuance costs                     3,600,000       36,000      30,362,794             --
Issuance of common stock in satisfaction of notes payable            670,000        6,700         935,488             --
Exercise of stock options and warrants                               707,822        7,078       1,013,379             --
Issuance of common stock in connection with a purchase
business combination                                                 908,877        9,089       7,795,892             --
Issuance of stock options and warrants in connection with
purchase business combination                                           --           --           259,176             --
Issuance of warrants for services provided                              --           --            26,197             --

Stock compensation expense                                              --           --             7,665             --
                                                                  ----------     --------     -----------     ------------
Balance at December 31, 1999                                      12,457,989      124,580      43,915,642       (8,909,321)

Comprehensive loss:
Net loss                                                                --           --              --        (15,237,305)
Other comprehensive loss:
Unrealized gain on investments                                          --           --              --               --

Total comprehensive loss


Issuance of common stock in connection with a purchase
business combination                                               2,450,000       24,500       9,555,000             --
Exercise of stock options                                                928            9           2,366             --

Stock compensation expense                                              --           --            10,000             --
                                                                  ----------     --------     -----------     ------------
Balance at December 31, 2000                                      14,908,917     $149,089     $53,483,008     $(24,146,626)
                                                                  ==========     ========     ===========     ============


See accompanying notes to consolidated financial statements.

                                                                  UNREALIZED HOLDING
                                                                       GAIN/LOSS            TOTAL
                                                                  ------------------    ------------
Balance at December 31, 1997                                                  --        $ (1,588,811)
Exercise of warrants                                                          --              50,001
Issuance of common stock                                                      --             145,000
Issuance of common stock in satisfaction of trade payable                     --             125,000
Stock compensation expense                                                    --           1,133,000
Issuance of warrants for services provided and debt financing                 --             136,338

Net loss                                                                      --          (2,221,474)
                                                                      ------------      ------------
Balance at December 31, 1998                                                  --          (2,220,946)


Comprehensive loss:
Net loss                                                                      --          (4,162,861)

Other comprehensive loss:
Unrealized loss on investments                                             (44,518)          (44,518)
                                                                                        ------------
Total comprehensive loss                                                                  (4,207,379)
                                                                                        ------------

Issuance of common stock                                                      --           1,055,250
Initial Public Offering, net of issuance costs
                                                                              --          30,398,794
Issuance of common stock in satisfaction of notes payable
                                                                              --             942,188
Exercise of stock options and warrants                                        --           1,020,457
Issuance of common stock in connection with a purchase
business combination                                                          --           7,804,981
Issuance of stock options and warrants in connection with a
purchase business combination
                                                                              --             259,176
Issuance of warrants for services provided
                                                                              --              26,197

Stock compensation expense                                                    --               7,665
                                                                      ------------      ------------
Balance at December 31, 1999                                               (44,518)       35,086,383
Comprehensive loss:
Net loss                                                                      --         (15,237,305)

Other comprehensive loss:
Unrealized gain on investments
                                                                            42,448            42,448
                                                                                        ------------
Total comprehensive loss                                                      --         (15,194,857)
                                                                                        ------------

Issuance of common stock in connection with a purchase                        --           9,579,500
business combination
Exercise of stock options                                                     --               2,375

Stock compensation expense                                                    --              10,000
                                                                      ------------      ------------
Balance at December 31, 2000                                          $     (2,070)     $ 29,483,401
                                                                      ============      ============

See accompanying notes to consolidated financial statements.

                                       F-5
                                   (continued)

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                         -----------------------------------------------
                                                                             2000              1999             1998
                                                                         ------------      ------------      -----------
Cash flow from operating activities:
     Net loss                                                            $(15,237,305)     $ (4,162,861)     $(2,221,474)
     Adjustments to reconcile net loss
         to net cash used in operating activities:
         Stock compensation expense                                            10,000             7,665        1,133,000
         Depreciation                                                         949,480           312,431          116,767
         Accretion and amortization of debt discount                             --              14,000           17,118
         Amortization of intangibles                                        2,535,011           581,183             --
         Write-down of intangible assets                                    6,151,074              --               --
         Provisions for bad debt                                              106,792           146,428           62,207
         Non-cash service revenue, net                                           --             (33,251)          (8,620)
         Changes in assets and liabilities:
         Accounts receivable                                                 (761,236)       (1,077,684)        (147,932)
         Other, net                                                            36,407          (324,315)          13,096
         Accounts payable and accrued expenses                               (976,343)          973,865         (205,419)
         Accrued interest                                                      75,000          (133,804)         133,804
         Due to employee                                                         --             (14,575)          14,575
         Due to officers, net                                                (269,425)         (644,023)          95,137
         Deferred revenues                                                    390,521            84,504          130,096
                                                                         ------------      ------------      -----------
             Total adjustments                                              8,247,281          (107,576)       1,353,829
                                                                         ------------      ------------      -----------
             Net cash used in operating activities                         (6,990,024)       (4,270,437)        (867,645)
                                                                         ------------      ------------      -----------

Cash flow from investing activities:

     Purchase of available-for-sale investments                            (7,010,000)      (16,079,354)            --
     Sale of available-for-sale investments                                20,089,354         1,500,000             --
     Purchase of other investments                                           (520,000)         (283,000)            --
     Capital expenditures                                                  (1,443,828)       (1,023,419)         (78,127)
     Cash portion of purchase price of business combinations              (12,265,000)         (968,355)            --
     Net cash acquired in business combination                                443,166            41,346             --
                                                                         ------------      ------------      -----------
             Net cash used in investing activities                           (706,308)      (16,812,782)         (78,127)
                                                                         ------------      ------------      -----------

Cash flow from financing activities:

     Proceeds from issuance of common stock                                     2,374        35,280,333          155,000
     Proceeds upon exercise of stock options and warrants                        --           1,020,457           50,001
     Proceeds from issuance of notes payable                                     --                --          1,000,000
     Costs incurred in connection with the sales of  common stock                --          (3,826,289)         (10,000)
     Principal payments on notes payable                                         --          (1,419,879)            --
     Payments on capital lease obligations                                    (73,704)          (68,310)         (28,218)
     Cost incurred in connection with debt financing                             --                --            (89,440)
                                                                         ------------      ------------      -----------
             Net cash provided by (used in) financing activities              (71,330)       30,986,312        1,077,343
                                                                         ------------      ------------      -----------
             Net increase (decrease) in cash and cash equivalent           (7,767,662)        9,903,093          131,571

Cash and cash equivalents at beginning of year                             10,051,473           148,380           16,809
                                                                         ------------      ------------      -----------

Cash and cash equivalents at end of year                                 $  2,283,811      $ 10,051,473      $   148,380
                                                                         ============      ============      ===========

Supplemental disclosure of cash flow information:
    Cash paid for:
             Taxes                                                              2,439               250              250
             Interest                                                          21,832            21,689            7,751
Fair value of securities issued in connection with purchase business
combination                                                                 9,579,500         8,064,157             --
Accounts payable settled upon issuance of common stock                           --                --            125,000
Notes payable settled in exchange for services provided                          --              59,448           42,250
Stock warrants issued in exchange for services provided                          --              26,197           33,630
Equipment acquired under capital lease                                           --              82,662          163,688


See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(1)      DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (EDGAR Online or the Company), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its "EDGAR Online" Internet Web site in January 1996. EDGAR Online is a global business-to-business and Web-based provider of business, financial and competitive information derived from U.S. Securities and Exchange Commission
(SEC) data and, as a result of our acquisition of Financial Insight Systems, Inc. in October 2000 a developer of Internet-based financial and business system solutions. The Company sells to the corporate market and Internet portals as well as running six destination Web sites. The Company has entered into several arrangements with other Internet service providers to market financial information services.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      REVENUE RECOGNITION

Revenue from subscriptions and corporate contracts are recognized either over the subscription period, which is typically one, three, six or twelve months or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from consulting services and advertising is recognized as the services are provided.

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

During 2000, 1999, and 1998, the Company also received computer equipment and publication advertisements in exchange for use of the Company's Web site services. The Company accounts for such barter transactions at the estimated fair value of goods or services received or services provided, whichever is more objectively determinable. Barter revenues related to the computer equipment barter transaction and the publication advertisements are recognized ratably over the term of the contract. Barter expense related to the publications advertisements transaction is recognized ratably over the year, which approximates the timing of the publications printing. Expense for the computer equipment exchange is recognized as depreciation expense over the useful lives of the assets.

The Company expects that barter transactions will represent a increasing smaller percentage of total activity in the future.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(c)      WEB SITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, "Accounting for Web Site Development Costs", and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), the Company capitalizes certain Web site costs for computer software developed or obtained for internal use. Capitalized software development costs totaled $422,373 and $85,525 at December 31, 2000 and 1999, respectively, and are being amortized over their estimated useful life of three years.

Prior to January 1, 1999, substantially all Web site development costs were expensed as incurred.

(d)      CASH AND CASH EQUIVALENTS

The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.

(e)      AVAILABLE-FOR-SALE INVESTMENTS

The Company's investments comprise government and corporate obligations and foreign and domestic marketable securities. At December 31, 2000 and 1999, all of the Company's investments were classified as available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders' equity, net of any related tax effect. Realized gains and losses are recognized on the specific identification basis.

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

(g)      LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain intangibles assets, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(h)    ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $2,473,213, $1,022,664 and $123,699 for the years ended December 31, 2000, 1999, and 1998, respectively.

(i)    INCOME TAXES

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

(j)    DEFERRED FINANCING COSTS

Deferred financing costs related to the issuance on a convertible debenture and was being amortized over the term of the related debt, using the effective interest method. Amortization expense was $77,018 and $12,422 for the years ended December 31, 1999 and 1998, respectively.

(k)    STOCK-BASED TRANSACTIONS

The Company accounts for stock-based transactions in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board
(APB) No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price. The Company accounts for the issuance of equity instruments to non-employees in exchange for services at either the fair value of the equity instrument given or the fair value of the services rendered, whichever is more reliably measurable.

(l)    CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 31% and 0%, and DoubleClick, which comprised 14% and 53% of the Company's total gross receivable balance at December 31, 2000 and 1999, respectively. No other customer accounted for more than 10% of accounts receivable at December 31, 2000 or 1999. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of sales during 2000, 1999 or 1998. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


and accrued liabilities at December 31, 2000 and 1999, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are discussed in note 7.

(m)      LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98. Under SFAS No. 128, Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.

Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debentures are anti-dilutive for each of the periods presented.

Anti-dilutive potential common shares outstanding were 523,293, 1,047,207 and 653,400, for the years ended December 31, 2000, 1999, and 1998, respectively.

(n)      BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments.

(o)      COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" during 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income
(loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income (loss) is presented within the statement of changes in stockholders' equity (deficit).

(p)      USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates impacting the financial statements include the allowance for doubtful accounts, recoverability assessments and useful lives of goodwill and other long-lived assets, fair value of barter arrangements, and the length of certain customer relationships. Actual results could differ from those estimates.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


(q)      RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the FASB issued Interpretation No. 44 "Accounting For Certain Transactions Involving Stock Compensation--An Interpretation Of APB Opinion No
 .25." This interpretation provides guidance on the application of APB Opinion No. 25, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a non-compensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation award in a business combination. This interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133. SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to affect the Company, as it does not have any derivative instruments or hedging activities.

(r)      RECLASSIFICATIONS

During the third quarter of 1999, development expenses were reclassified to operating expenses from cost of revenues. In addition, during the first quarter of 2000, the Company began recording certain advertising revenues net of the related commissions and amounts previously recorded as stock compensation expense have been reported within the functional expense category for which the employee worked. Prior comparative amounts have been reclassified to conform to the year 2000 presentation

(3)      ACQUISITIONS

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $27.9 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.6 million in cash for the payment of fees and acquisition related expenses.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The aggregate purchase price of $27,931,038 has been allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The following summarizes the allocation:

       Cash                                                   $    443,166
       Accounts receivable                                       1,018,197
       Income taxes  recoverable                                   979,500
       Fixed assets                                                837,043
       Other assets                                                 14,686
       Accounts payable and accrued expenses                    (1,225,648)
       Intangible assets                                        25,864,094
                                                              ------------
       Total purchase price                                   $ 27,931,038

The Company is in the process of finalizing valuations that will be used in the assignment of the FIS excess purchase price to certain intangible assets acquired and to goodwill. At December 31, 2000, this valuation was not completed, and the entire FIS excess purchase price has been included within intangible assets in the accompanying balance sheet. The asset is being amortized using a useful life of ten years, the estimated blended useful life of the excess purchase price.

A one year difference in the estimated useful life of the FIS excess purchase price would increase or decrease the annual amortization expense by $287,319 or $235,128, respectively. Amortization expense for the period from November 1, 2000 to December 31, 2000 was $431,068.

On September 10, 1999, the Company acquired Partes Corporation (Partes), owner of the FreeEDGAR.com Web site. Under the terms of the agreement, the Company purchased all of the outstanding equity of Partes for $9,901,054. The purchase price included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of $259,176, in exchange for all outstanding Partes stock options, (3) the assumption of net liabilities totaling $847,786 and (4) $989,111 in fees and acquisition related expenses. Subsequent to the acquisition, the Company repaid Partes bank indebtedness of $919,879.

The aggregate purchase price of $9,901,054 has been allocated to the purchased assets and liabilities based on their relative fair market value on the date of acquisition. The excess purchase price over the estimated fair value of the tangible net liabilities acquired has been allocated (1) $2,496,246 to customer lists with an estimated useful life of 5 years, (2) $3,155,966 to technology with an estimated useful life of 5 years, (3) $ 699,280 to established workforce with a useful life of 3 years and (4) $3,549,562 to goodwill with an estimated useful life of 6 years. Since the acquisition was a tax-free transaction, the $6,351,492 allocated to identifiable intangible assets created a book-tax basis difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $2,635,000 for which a valuation allowance of like amount had been recorded. The establishment of the FreeEdgar deferred tax liability eliminated the need for substantially all of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance by the amount of the FreeEdgar deferred tax liability. The recognition of the FreeEdgar deferred tax liability and the reduction in the Company's valuation allowance increased and decreased goodwill by a like amount. See note 4 for a discussion of subsequent intangible asset impairment.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


The acquisitions were accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' and Partes' assets and liabilities and the operating results of FIS and Partes from the effective dates of the acquisition have been included in the accompanying financial statements.

The following unaudited pro forma results of operations assume the acquisitions occurred as of January 1, 1999 and includes amortization of intangibles. The pro forma financial information is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of January 1, 1999 nor of future operating results.

                                                Pro forma results for the year end      Pro forma results for the year end
                                                        December 31, 2000                        December 31, 1999
                                                ----------------------------------      ----------------------------------
Revenues                                                      $ 16,576,000                            $ 11,514,000
Loss from operations                                          $(19,178,000)                           $(12,654,000)
Net loss                                                      $(18,261,000)                           $(12,222,000)
Basic and diluted loss per share                              $      (1.23)                           $      (0.93)
Basic and diluted weighted average shares                       14,904,000                              13,164,000

(4) IMPAIRMENTS OF LONG-LIVED ASSETS

During the fourth quarter of 2000, the Company performed a reassessment of the recovery of the goodwill and other long-lived assets related to its acquisition of Partes Corporation, owner of the FreeEDGAR.com Website. The revaluation was triggered by the continued decline in Internet advertising throughout the year ended December 31, 2000, which significantly impacted current and projected advertising revenue generated from the FreeEDGAR Web site. Based on revised projections of Partes Corporation's revenues and costs, the Company determined that the undiscounted cash flows from the operation of the FreeEDGAR Web site, including its estimated terminal value, were less than the remaining book value of recorded goodwill and other long-lived assets and an other than temporary impairment had occurred. The Company measured the amount of the impairment by comparing the anticipated future discounted cash flow from the operation of the FreeEDGAR Web site and terminal value to the remaining book value of recorded goodwill and other long-lived assets and recorded an impairment charge of $5,673,000. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial valuation of Partes Corporation in 1999.

Also during the fourth quarter of 2000, the Company performed a reassessment of the recovery of the goodwill and other long-lived assets related to its acquisition of certain of the assets of Individual Investor Group including the Web site InsiderTrader.com and related user data. The revaluation was triggered by the lower than anticipated assimilation of historical users of the acquired Web site which limited the future revenue potential to be generated from the assets acquired. Based on revised projections of InsiderTrader.com's revenues and costs, the Company determined that the undiscounted cash flows from the operation of the InsiderTrader.com Web site and other assets were less than the remaining book value of recorded goodwill and other long-lived assets and an other than temporary impairment had occurred. The Company measured the amount of the impairment by comparing the anticipated future discounted cash flow from the operation of the InsiderTrader.com Web site to the remaining book value of recorded goodwill and other long-lived assets and recorded an impairment charge of $362,000. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the Company's initial acquisition valuation of

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


InsiderTrader.com in 2000.

Lastly, during the fourth quarter of 2000, the Company discontinued the use of the edgar.com URL which it acquired in 1999 for $150,000, and recorded an impairment charge for the unamortized book value of $117,000.

(5)      AVAILABLE-FOR-SALE INVESTMENTS

The following table summarizes the Company's investment in available-for-sale investments at December 31, 2000 and 1999.

                                                                 December 31,
                                               ------------------------------------------------------
                                                         2000                          1999
                                               ------------------------    --------------------------
                                                  Cost       Fair Value        Cost       Fair Value
                                               ----------    ----------    -----------    -----------
U.S. Government and agency obligations         $     ---     $     ---     $ 2,536,932    $ 2,524,675
Corporate bonds and commercial paper            1,500,000     1,497,930     12,042,422     12,010,161
                                               ----------    ----------    -----------    -----------
Total                                          $1,500,000    $1,497,930    $14,579,354    $14,534,836
                                               ==========    ==========    ===========    ===========

Substantially all investments with maturity dates mature within the year ended December 31, 2001. Individual unrealized gains and unrealized losses were not significant at December 31, 2000 or 1999.

(6)    PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000 and 1999 is summarized as follows:

                                                 December 31,
                                          ---------------------------
                                             2000            1999
                                          -----------     -----------
Equipment                                 $3,255,646      $1,518,972
Furniture and fixtures                       487,693         209,328
Purchased software                           587,730         492,678
Software development costs                   507,898          85,525
Leasehold improvements                       235,586          60,318
Automobiles                                   64,754             ---
                                          -----------     -----------
Subtotal                                   5,139,307       2,366,821

Less accumulated depreciation             (1,783,484)       (342,390)
                                          -----------     -----------
Total                                     $3,355,823      $2,024,431
                                          ===========     ===========

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $949,480, $312,431, and $116,767 respectively.

(7)    ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2000 and 1999.

                                                             December 31,
                                                      -------------------------
                                                         2000           1999
                                                      ----------     ----------
Professional fees                                     $  113,603     $  127,000
Web site development and support                             ---        280,798
Licensing fees                                               ---        111,438

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Compensation and related benefits                        987,888        739,215
Other                                                     65,367        168,117
                                                      ----------     ----------
Total                                                 $1,166,858     $1,426,568
                                                      ==========     ==========

(8)      NOTES PAYABLE

Notes payable consist of the following at December 31, 2000:

                                                               December 31,
                                                                  2000
                                                               ------------
Promissory notes                                                $6,000,000
Line of credit                                                     475,000
Other                                                               32,785
                                                                ----------
         Total notes payable                                     6,507,785
Less:
         Current portion                                         (507,785)
                                                                ----------
Notes payable, long-term                                        $6,000,000
                                                                ==========

In connection with the FIS acquisition, the Company issued a series of two-year senior subordinated secured promissory notes with a total principal amount of $6,000,000. Interest accrues at 7.5% annually and is payable quarterly in arrears on January 27, April 27, July 27 and October 27. The entire principal is payable in one installment on October 27, 2002. Interest expense for the year ended December 31, 2000 was $75,000. The fair value of the senior subordinated secured promissory notes at December 31, 2000 was estimated at approximately $6,000,000 based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

In October 1998, FIS entered into an agreement with a bank for a $200,000 line of credit. This agreement was increased in April 2000 to $500,000. At December 31, 2000, $475,000 was outstanding under the facility and is repayable on demand. The interest rate at December 31, 2000 was 10.0% which is 1/2% over the bank's prime rate of interest. Interest expense for the year ended December 31, 2000 was $5,049. The fair value of the line of credit at December 31, 2000 approximated its carrying value given the variable nature of the interest rate.

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

In January 1997, the Company entered into an agreement with a stockholder for a $500,000 line of credit, which was originally due on December 31, 1997, but was extended to February 28, 2000.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Interest accrued at 12% of the face amount annually. All borrowings were guaranteed by a principal stockholder of the Company. The agreement originally provided that the outstanding borrowings could be converted at the sole discretion of the lending stockholder into common stock at a conversion rate of $1.50 worth of common stock for each $1.00 of borrowings converted. The favorable conversion rate represented a beneficial conversion feature and, accordingly, $250,000 was recorded as a credit to additional paid-in capital at the issue date. Additional interest expense of $250,000 was recorded in 1997, as the original maturity of the borrowing was December 31, 1997. In July 1998, the conversion feature was deleted in connection with the issuance of the Convertible Debenture. The note was repaid using proceeds from the IPO in June 1999.

In connection with a $100,000 loan under a line of credit established in December 1995, the Company had arranged with the lender to apply a portion of the proceeds of credit card payments processed by the lender for the Company to the loan balance. The loan was further reduced by the offsetting of balances due from the lender for its monthly subscription charge for use of the Company's Internet service. Interest accrued at 2% over the prime established by a financial institution. The loan was repaid during 1999.

Interest expense and other financing charges for the years ended December 31, 2000, 1999, and 1998 totaled $95,027, $149,436, and $137,909, respectively.

(9)    INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. The net provision for income taxes for the year ended December 31, 2000 consists primarily of a State of Connecticut capital tax and for 1999 and 1998, a State of Connecticut minimum tax. At December 31, 2000, the Company has approximately $12 million in federal and state operating loss carry forwards, which begin to expire in 2010.

As discussed in note 3, the Company allocated $6,351,492 of the FreeEdgar purchase price to identifiable intangible assets creating a book-tax basis difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $2,635,000 for which a valuation allowance of a like amount had been recorded. The establishment of the FreeEdgar deferred tax liability eliminated the need for $2,540,000 of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2000 and 1999 includes a tax benefit of approximately $1,709,000 and $225,000, respectively, representing the decrease in the FreeEdgar deferred tax liability as a result of the amortization and impairment write-off of the FreeEdgar intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decreases in the FreeEdgar deferred tax liability.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The Company's tax provision differed from the amount computed using the federal statutory rate of 34% as follows:

                                                                      Year Ended December 31,
                                                             -------------------------------------------
                                                                2000              1999            1998
                                                             -----------      -----------      ---------
Expected federal income tax benefit at 34%                   $(5,161,154)     $(1,415,288)     $(765,650)
State taxes, net of federal effect                                39,363         (247,834)      (134,280)
Amortization and write-off of non-deductible intangibles     $ 1,288,032           58,324             --
Other permanent differences                                        3,602           44,261          3,882
Valuation allowance                                            3,887,596        1,560,787        896,298
                                                             -----------      -----------      ---------
                                                             $    57,439      $       250      $     250
                                                             ===========      ===========      =========

The Company's deferred tax assets and liabilities and related valuation allowance as of December 31, 2000 and 1999 are as follows:

                                                  December 31,
                                             2000             1999
                                          -----------      -----------
Deferred tax assets (liabilities):
     Net operating loss carryforwards     $ 5,021,559      $ 2,742,435
     Deferred compensation                    192,882             --
     Accruals and other, net                  397,230          171,163
     Stock compensation expense               478,354          484,783
     Identifiable intangibles                (605,415)      (2,314,217)
Valuation allowance                        (5,484,610)      (1,084,164)
                                          -----------      -----------
                                          $         0      $         0
                                          ===========      ===========

Realization of the net operating loss carry forward and other future deductible differences is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carryforwards. Due to the Company's short operating history, a valuation allowance has been recorded for the entire amount of the net deferred tax asset as the Company has concluded that it is not more likely than not that there will be future taxable income sufficient to realize the future taxable temporary differences and operating loss carryforwards prior to their expiration.

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

Upon the formation of the Company, the founders were issued 4,000,000 shares of the Company's common stock. In 1996, the Company sold 400,000 shares of its common stock to an investor for

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


$462,500 and issued an additional 400,000 shares of its common stock for $5,000 in connection with the exercise of previously issued warrants. In 1997, the Company issued 1,274,000 shares of its common stock for $15,925 in connection with the exercise of previously issued warrants. In 1998, the Company sold an additional 103,333 shares of common stock for $145,000 in cash, net of related offering expenses, issued 100,000 shares of common stock in satisfaction of $125,000 of indebtedness and issued 53,957 shares in connection with the issuance of previously issued warrants.

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

On May 26, 1999, the Company sold 3,600,000 shares of its common stock to the public (IPO) at $9.50 per share for net proceeds of $30,448,815. In connection with this offering, the Company, its underwriters and the holder of the Convertible Debenture agreed that such holders would convert the Convertible Debenture into 670,000 shares of the Company's common stock prior to the close of the IPO. In addition, certain holders of warrants to purchase Company common stock also agreed to exercise the warrants into an aggregate of 696,667 shares of common stock prior to the close of the IPO. During 2000 and 1999, additional shares were issued in connection with the exercise of stock options totaling 928 and 11,155, respectively.

In addition, during 2000 and 1999, 2,450,000 and 908,877 shares were issued in connection with purchase business combinations.

STOCK WARRANTS

Since its inception, the Company has issued warrants to purchase Company common stock in return for various services rendered or in connection with certain debt and equity financings.

Warrants issued in exchange for services totaled 23,167 and 63,333 for the years ended December 31, 1999 and 1998 respectively. Based on estimated fair values at the respective dates of issuance the Company has recorded professional services expense and additional paid-in capital of $26,197 in 1999 and $33,630 in 1998.

In 1998, the Company issued 706,668 warrants in connection with debt financings which have been fair valued at their date of issuance. Additional interest expense has been recorded for the years ended December 31, 1999 and 1998 of $27,778 and $17,118, respectively. The credit to additional paid-in-capital relating to the fair value of warrants issued in connection with the debt financing during 1998 was $102,708. The related debt was repaid during 1999.

During 1999, the Company issued 11,299 warrants in connection with the Partes acquisition and 523,500 warrants in connection with equity financing, including the Company's IPO.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Warrant activity during the periods indicated is as follows:

                                     Number of     Weighted Average
                                     Warrants      Exercise Price
                                     ---------     ----------------
Outstanding at December 31, 1997       13,956        $    0.00
Issued                                770,001             1.45
Exercised                             (53,957)            0.93
Cancelled                                --               --
                                     --------

Outstanding at December 31, 1998      730,000             1.46
Issued                                557,966             7.31
Exercised                            (696,667)            1.46
Cancelled                            (240,000)            4.50
                                     --------

Outstanding at December 31, 1999      351,299             8.68
Issued                                   --               --
Exercised                                --               --
Cancelled                                --               --
                                     --------
Balance at December 31, 2000          351,299        $    8.68
                                     ========

Included in the above table are 13,956 warrants outstanding at December 31, 1997 that were granted pursuant to certain anti-dilution provisions of the original warrant grant and, accordingly, have a $0.00 exercise price.

The weighted average contractual life of warrants outstanding at December 31, 2000 and 1999 was 3.41 and 4.42 years, respectively.

(11)   STOCK OPTION PLANS

In November 1998, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) whereby the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The 1996 Plan authorizes the issuance of options to purchase up to 800,000 shares of the Company's common stock. Options granted may be either incentive stock options (ISOs) or non-qualified stock options. The exercise price and vesting schedule of the options will be established on the grant date. However, the established exercise price for ISOs may not be less than the fair market value of the Company's common stock on the grant date. The 1996 Plan also provides that no options will have a term of longer than ten years.

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the 1999
Plan) and the 1999 Outside Directors Stock Option Plan (the 1999 Directors
Plan). The 1999 Plan authorizes the issuance of options to purchase up to 600,000 shares of the Company's common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meeting held on August 1, 2000, the Plan was amended to increase the number of shares available for grant to 1,400,000. The 1999 Directors Plan authorizes the issuance of options to purchase up to 100,000 shares of the Company's common stock.

Option activity for the 1996 Plan, the 1999 Plan and the 1999 Directors Plan during the periods indicated is as follows:

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


                                                                                                                Weighted Average
                                                                         Number of Options                         Option Price
                                                                         -----------------                      ----------------
Outstanding at December 31, 1997                                                 ---                                    ---
Issued                                                                       400,000                                  $0.29
Exercised                                                                        ---                                    ---
Cancelled                                                                        ---                                    ---
                                                                         -----------------
Outstanding at December 31, 1998                                             400,000                                   0.29
Issued                                                                       604,928                                   5.47
Exercised                                                                    (11,155)                                  0.49
Cancelled                                                                    (42,314)                                  6.35
                                                                         -----------------
Outstanding at December 31, 1999                                             951,459                                   3.64
Issued                                                                       684,750                                   5.71
Exercised                                                                       (928)                                  2.56
Cancelled                                                                   (143,975)                                  7.27
                                                                         -----------------
Balance at December 31, 2000                                               1,491,306                                   4.06
                                                                         =================

The Company recorded $10,000, $7,665 and $1,133,000 of compensation expense in the years ended December 31, 2000, 1999 and 1998, respectively, calculated as the difference between the exercise price and the estimated fair value of stock options at the grant date, allocated over the vesting periods of the options. $10,000 and $7,665 has been included within sales and marketing expenses for the years ended December 31, 2000 and 1999, respectively. $214,600 and $918,400 has been included within sales and marketing and general and administrative expenses, respectively, for the year ended December 31, 1998.

Options outstanding and exercisable at December 31, 2000 are as follows:

                               Options Outstanding

                                          Weighted Average
    Range of                                  Remaining        Weighted Average
 Exercise Price     Number Outstanding    Contractual Life      Exercise Price
---------------------------------------   -----------------    -----------------
$ 0.25 to  2.50            415,500                6.88               $ 0.38
  2.51 to  5.00            718,027                8.86                 3.84
  5.01 to 10.00            350,834                8.99                 8.65
 10.01 t0 15.00              4,940                5.66                10.23
 15.01 to 20.00                ---                 ---                  ---
 20.01 to 25.00              1,076                6.33                20.87
 25.01 to 30.00                ---                 ---                  ---
 30.01 to 35.00                929                6.54                34.05
                    ---------------          ----------        -----------------
  0.25 to 35.00          1,491,306                8.33                 4.06
                    ===============          ==========        =================

                               Options Exercisable

Range of Exercise Price     Number Exercisable  Weighted Average Exercise Price
----------------------------------------------  -------------------------------
$ 0.25 to  2.50                   380,000                       $0.26
  2.51 to  5.00                   191,668                        4.23
  5.01 to 10.00                    36,170                        8.37
 10.01 to 15.00                     3,911                       10.23
 15.01 to 20.00                       ---                         ---
 20.01 to 25.00                       769                       20.74
 25.01 to 30.00                       ---                         ---
 30.01 to 35.00                       554                       34.05
                                 ---------              -------------------
  0.25 to 35.00                   613,072                       $2.10
                                 =========              ===================

At December 31, 2000, 835,166 options are available for grant.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


As discussed in note 2, the Company has elected to continue to use APB No. 25 to measure compensation expense related to employee stock options and has recorded compensation expense where the exercise price of the option was less than the fair value of the stock on the date of grant. Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the years ended December 31, 2000 and 1999 would have been as follows:

                                                                              2000              1999           1998
                                                                              ----              ----           ----
Net loss - as reported                                                   $ (15,237,305)      (4,162,861)     (2,221,474)
Net loss - pro forma                                                     $ (17,334,373)      (4,992,836)     (3,004,873)
Basic and diluted net loss per share - as reported                       $       (1.18)           (0.42)          (0.36)
Basic and diluted net loss per share - pro forma                         $       (1.35)           (0.51)          (0.49)

The fair value of the options granted to employees in 2000, 1999 and 1998 as calculated under SFAS 123, ranged from $1.62 to $8.70, $0.12 to $9.40, and $1.57 to $2.45, respectively, with a weighted average fair value of $5.49, $2.35, and $1.96 respectively. For options granted during the year ended December 31, 2000, the fair value of the options was calculated using risk free interest rates of 4.49% to 4.67%, expected life of 10 years, no expected dividend yield and an actual volatility which averaged 129% during the year ended December 31, 2000. For options granted after the Company's IPO in May 1999 through December 31, 1999, the fair value of the options was calculated using risk free interest rates of 6.5% to 6.52%, expected life of 10 years, no expected dividend yield and an actual volatility which averaged 153% from the date of the Company's IPO to December 31, 1999. For grants made through the date of the Company's IPO in May 1999, the fair value of the options was calculated using risk free interest rates of 6.51% or 6.52%, expected life of 10 years and no expected dividend yield or volatility.

(12)     COMMITMENTS AND CONTINGENCIES

The Company leases space in Norwalk, Connecticut, New York, New York, and Kirkland, Washington for its primary offices. Rent expense totaled $589,239 and $149,308, and $57,983 for the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease payments under non-cancelable operating leases and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 2000 are as follows:

Year ending December 31, :              Operating Leases     Capital Leases
                                        ----------------     --------------
2001                                     $    1,014,514          $ 77,407
2002                                          1,039,115             9,003
2003                                            888,406               ---
2004                                            839,215               ---
Thereafter                                    1,115,817               ---
                                        ----------------     ------------
                                 Total   $    4,897,067            86,410
                                        ================
Amount representing interest                                      (10,292)
                                                             ------------
Net capital leases obligation                                    $ 76,118
                                                             ============

(13)     RELATED PARTY TRANSACTIONS

The Company provides services to three shareholders. Revenues from these related parties totaled

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


$709,200, $383,000, and $69,600 in 2000, 1999 and 1998, respectively. Of the revenues received, $75,000, and $17,250 in 1999 and 1998 were used to satisfy a note payable and related accrued interest to one shareholder. The Company also purchased services from three shareholders, which totaled $3,078,741, $1,535,479, and $610,073, in 2000, 1999 and 1998, respectively.

The Company entered into compensation agreements with its two founding stockholders that provide for combined annual compensation of $300,000 commencing in January 1996, payment of which is dependent upon the availability of cash and other factors. Compensation expense of $300,000 has been recorded in each of the years ended December 31, 2000, 1999, and 1998. In addition, at December 31, 2000, the Company has advanced $269,206 to the founding stockholders.

(14) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except for per share data):

                                                First        Second         Third
                                               Quarter       Quarter       Quarter      Fourth
                                               Restated     Restated      Restated      Quarter
                                              --------      --------      --------      --------
Year Ended December 31, 2000
Net Revenues                                  $  1,879      $  2,396      $  2,052      $  3,415
Loss from Operations                          $ (2,932)     $ (2,337)     $ (2,247)     $ (8,638)
Net loss                                      $ (2,597)     $ (2,047)     $ (1,967)     $ (8,626)
Basic and diluted net loss per share
                                              $  (0.21)     $  (0.16)     $  (0.16)     $  (0.61)
Basic and diluted weighted average shares
outstanding                                     12,458        12,459      $ 12,459      $ 14,074
                                              ========      ========      ========      ========

Year Ended December 31, 1999
Net Revenues                                      $612      $    939      $  1,362      $  1,818
Loss from Operations                              (548)     $   (847)     $ (1,240)     $ (2,282)
Net loss                                      $   (586)     $   (807)     $   (864)     $ (1,906)
Basic and diluted net loss per share          $  (0.08)     $  (0.09)     $  (0.07)     $  (0.15)

Basic and diluted weighted average shares
outstanding                                      6,367         8,662        11,736        12,457
                                             ==========     =========     =========     ========

[CAPTION]

Revenue for the first three quarters of 2000 have been restated by reducing corporate contract revenue by $97,242, $123,735 and $169,635, respectively, as compared to amounts previously reported in the Company's Form 10-Q's to reflect the retroactive application of SAB 101 as of January 1, 2000. The deferral relates to revenue associated with certain upfront fees charged customers to build customized applications to access information contained in the Company's databases. At December 31, the aggregate amount deferred is $306,711 and will be recognized over the future estimated life of the customer relationship. The impact of the change for the first three quarters of 2000 is to increase the net loss by $97,242, $123,735 and $169,635, respectively. The impact of the restatement was to increase basic and diluted net loss per share for the first three quarters of 2000 by $(0.01), $(0.01) and $(0.01), respectively. There were no such arrangements prior to 2000 and accordingly, there is no cumulative effect adjustment for prior periods.

Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.