Form 10-Q
period 2001-03-31
EDGAR ONLINE INC
filed 2001-05-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001


                                       OR

 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

     FOR THE TRANSITION PERIOD FROM: _____________________ TO___________________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No


Number of shares of common stock outstanding at May 14, 2001: 14,908,917 shares

                               EDGAR ONLINE, INC.
                                   FORM 10-Q
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

                                     INDEX




                                                                                             Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets
         March 31, 2001 (unaudited) and December 31, 2000 ...................................... 3

Consolidated Statements of Operations
         Three Months Ended March 31, 2001 (unaudited) and 2000 (unaudited) .................... 4


Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 (unaudited) and 2000 (unaudited) .................... 5

Notes to Consolidated Financial Statements ..................................................... 6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .. 7

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .............................18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings ......................................................................19

ITEM 2. Changes in Securities and Use of Proceeds ..............................................19

ITEM 3. Defaults Upon Senior Securities ........................................................19

ITEM 4. Submission of Matters to a Vote of Security Holders ....................................19

ITEM 5. Other Information ......................................................................19

ITEM 6. Exhibits and Reports on Form 8-K .......................................................19

Signatures .....................................................................................20

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                March 31, 2001
                                                                                                  (unaudited)     December 31, 2000
                                                                                                ---------------    -----------------
Cash and cash equivalents                                                                          $  1,423                $  2,284
Available-for-sale investments                                                                        1,497                   1,498
Accounts receivable, less allowance for doubtful accounts of $256 and
       $345, respectively                                                                             2,344                   2,790
Income tax receivable                                                                                   979                     979
Other current assets                                                                                    221                     127
                                                                                                   --------                --------
       Total current assets                                                                           6,464                   7,678

Property and equipment, net                                                                           3,250                   3,356
Intangible assets                                                                                    26,563                  27,307
Investments                                                                                             521                     575
Other assets                                                                                            574                     550
                                                                                                   --------                --------
       Total assets                                                                                $ 37,372                $ 39,466
                                                                                                   ========                ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                              $  2,172                $  2,358
Notes payable and accrued interest                                                                      550                     583
Deferred revenues                                                                                       820                     966
Capital lease payable, current portion                                                                   51                      68
                                                                                                   --------                --------
       Total current liabilities                                                                      3,593                   3,975

Capital lease payable, long-term                                                                       --                         8
Notes payable                                                                                         6,000                   6,000
                                                                                                   --------                --------
       Total liabilities                                                                              9,593                   9,983

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares
       authorized, 14,908,917 shares issued and
       outstanding                                                                                      149                     149
Preferred stock, $0.01 par value, 1,000,000
       shares authorized, no shares issued or
       outstanding                                                                                     --                      --
Additional paid-in capital                                                                           53,486                  53,483
Unrealized holding losses                                                                                (3)                     (2)
Accumulated deficit                                                                                 (25,853)                (24,147)
                                                                                                   --------                --------
       Total stockholders' equity                                                                    27,779                  29,483
                                                                                                   --------                --------
       Total liabilities and stockholders'equity                                                   $ 37,372                $ 39,466
                                                                                                   ========                ========

See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                            2001          2000
                                                            ----          ----
Revenues:
         Corporate contracts                             $3,270            $639
         Individual subscriptions                           579             494
         Advertising and other                              434             745
                                                         ------          ------
Total revenues                                            4,283           1,878

Cost of revenues:                                         1,401             716
                                                         ------          ------
Gross profit                                              2,882           1,162

Operating expenses:
         Sales and marketing                                607           1,367
         Development expenses                               623             556
         General and administrative                       2,122           1,468
         Depreciation and
         amortization                                     1,165             703
                                                         ------          ------
                                                          4,517           4,094

         Loss from operations                            (1,635)         (2,932)

Interest and other income
         (expense), net                                     (71)            335
                                                         ------          ------
         Loss before income taxes                        (1,706)         (2,597)

Income tax provision                                       --              --
                                                         ------          ------
         Net loss                                       ($1,706)        ($2,597)
                                                         ======          ======

Basic and diluted weighted
         average shares outstanding                      14,909          12,458
Basic and diluted net loss per share                     ($0.11)         ($0.21)

See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                           2001        2000
                                                                          ------      ------
Cash flows from operating activities:
     Net loss                                                           ($1,706)    ($2,597)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                           326         199
     Amortization of intangibles                                            839         504
     Change in allowance for doubtful accounts                              (89)         (2)
     Stock compensation expense                                               3           3
     Changes in assets and liabilities:
         Accounts receivable                                                535        (307)
         Other assets                                                      (118)       (394)
         Accounts payable and accrued expenses                             (229)        342
         Deferred revenues                                                 (146)        250
                                                                         ------      ------
            Total adjustments                                             1,121         595
                                                                         ------      ------
Net cash (used in) operating activities                                    (585)     (2,002)


Cash used in investing activities:
     Purchases of property and equipment                                   (218)       (497)
     Purchase of other investments                                         --          (110)
     Purchases of available-for-sale investments                           --           (83)
                                                                         ------      ------
            Net cash (used in) investing activities                        (218)       (690)

Cash flows from financing activities:
     Proceeds from issuances of common stock                               --             1
     Principal payments on notes payable                                    (33)       --
     Payments on capital lease obligations                                  (25)        (19)
                                                                         ------      ------
            Net cash (used in) financing activities                         (58)        (18)
                                                                         ------      ------
            Net change in cash and cash equivalents                        (861)     (2,710)
Cash and cash equivalents at beginning of period                          2,284      10,109
                                                                         ------      ------
Cash and cash equivalents at end of period                               $1,423      $7,399
                                                                         ======      ======

Supplemental disclosure of cash flow information:
Cash paid for interest and taxes                                           $202          $4

See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

     EDGAR Online, Inc. ("the Company"), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995, and launched its "EDGAR-Online" Internet Web site in January 1996. The Company is a global business-to-business and Web-based provider of business, financial and competitive information derived from U.S. Securities and Exchange Commission data and a developer of Internet-based financial and business system solutions.

     In May 1999, the Company completed an initial public offering ("IPO") of 3,600,000 shares of the Company's common stock resulting in net proceeds of approximately $30.4 million.

     On September 10, 1999, we acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Web site. Under the terms of the agreement, we purchased all of the outstanding equity of Partes for $9,901,054. The purchase price included
(1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of $259,176, in exchange for all outstanding Partes stock options, (3) the assumption of net liabilities totaling $847,786 and (4) $989,111 in fees and acquisition related expenses. Subsequent to the acquisition, we also repaid Partes bank indebtedness of $919,879. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of Partes' assets and liabilities and the operating results of Partes from the effective date of the acquisition have been included in the accompanying financial statements. During the fourth quarter of 2000, we performed a reassessment of the recovery of the goodwill and other long-lived assets related to Partes and as a result recorded an impairment charge of $5,673,000.

     On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $27.9 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.6 million in cash for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. The Company is in the process of finalizing valuations that will be used in the assignment of the FIS excess purchase price to certain intangible assets acquired and to goodwill. At March 31, 2001, this valuation was not completed, and the entire FIS excess purchase price has been included within intangible assets in the accompanying balance sheet. The asset is being amortized using a useful life of ten years, the estimated blended useful life of the excess purchase price.


     These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10-K, filed with the SEC in March 2001.

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

(2) UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000, respectively. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

     Stock compensation expense has been reported within the functional expense category for which the employee worked. Prior comparative amounts have been reclassified to conform to the year 2001 presentation.

     Revenue for the three months ended March 31, 2000 has been restated by reducing corporate contract revenue as compared to amounts previously reported in the Company's Form 10-Q to reflect the retroactive application of SAB 101 as of January 1, 2000. The reduction in revenue relates to the deferral of revenue associated with certain up front fees.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) LOSS PER SHARE

     Loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under SFAS No. 128, basic earnings per share ("EPS") excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

     Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented.

     Anti-dilutive potential common shares outstanding were 357,930 and 794,003 for the three months ended March 31, 2001 and 2000, respectively.

(4) STOCKHOLDERS' EQUITY

COMMON AND PREFERRED STOCK

     On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There were no preferred shares issued or outstanding at March 31, 2001.

     On March 30, 1999, the Company completed the sale of an aggregate of 240,000 shares of its common stock to three investors at $4.50 per share resulting in net proceeds of $1,055,250.

     On May 26, 1999, the Company sold 3,600,000 shares of its common stock to the public at $9.50 per share for net proceeds of approximately $30.4 million. In connection with this offering, the Company, its underwriters and the holder of a certain convertible debenture agreed that such holder would convert the convertible debenture into 670,000 shares of the Company's common stock prior to the close of the Company's IPO. In addition, certain holders of warrants to purchase Company common stock also agreed to exercise the warrants into an aggregate of 696,667 shares of common stock prior to the close of the IPO.

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

OVERVIEW

     EDGAR Online is a global business-to-business and Web-based provider of business, financial and competitive information derived from U.S. Securities and Exchange Commission data and a developer of Internet-based financial and business system solutions. We sell to the corporate market and Internet portals as well as running five destination Web sites. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

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

     We intend to increase our operating expenses to fund increased sales and marketing efforts, to enhance our Web sites and to continue to establish relationships critical to our success.

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

     On September 10, 1999, we acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Web site. Under the terms of the agreement, we purchased all of the outstanding equity of Partes for $9,901,054. The purchase price included
(1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of $259,176, in exchange for all outstanding Partes stock options, (3) the assumption of net liabilities totaling $847,786 and (4) $989,111 in fees and acquisition related expenses. Subsequent to the acquisition, we also repaid Partes bank indebtedness of $919,879. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of Partes' assets and liabilities and the operating results of Partes from the effective date of the acquisition have been included in the accompanying financial statements. During the fourth quarter of 2000, we performed a reassessment of the recovery of the goodwill and other long-lived assets related to Partes and as a result recorded an impairment charge of $5,673,000.

     On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $27.9 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.6 million in cash for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. The Company is in the process of finalizing valuations that will be used in the assignment of the FIS excess purchase price to certain intangible assets acquired and to goodwill. At March 31, 2001, this valuation was not completed, and the entire FIS excess purchase price has been included within intangible assets in the accompanying balance sheet. The asset is being amortized using a useful life of ten years, the estimated blended useful life of the excess purchase price.


RESULTS OF OPERATIONS

     Revenues

     Revenues increased 128% to approximately $4.3 million in the three-month period ended March 31, 2001, from $1.9 million for the comparable period in 2000. The growth in revenues is primarily attributable to a $2.6 million, or 412% increase in corporate contract revenues and a $85,000 or 17% increase in individual subscription revenues offset by a $311,000 or 42% decrease in advertising and other revenues. The increase in corporate contract revenue resulted primarily from the FIS acquisition as well as an increase in the number of corporate contracts in excess of $500 per month from approximately 59 at March 31, 2000 to approximately 115 at March 31, 2001. The number of individual subscriptions increased from approximately 15,200 subscriptions at March 31, 2000 to approximately 16,300 subscriptions at March 31, 2001. The decrease in advertising and other revenues is primarily due to the decrease in the advertising rates as impressions for the quarter increased from 90 million for the quarter ended March 31, 2000 to 105 million for the quarter ended March 31, 2001.

     Cost of Revenues

     Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 96% to $1.4 million in the three-month period ended March 31, 2001, from $716,000 for the comparable period in 2000. The increase in cost of revenues is primarily attributable to the FIS acquisition and increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins were 67% in the three-month period ended March 31, 2001 and 62% for the comparable period in 2000.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased 56% to $607,000 in the three months ended March 31, 2001 from $1.4 million in the equivalent period in 2000. The decrease in sales and marketing expenses in dollar terms in the three months ended March 31, 2001 was due to a reduction in our advertising spending and marketing campaign. As a percentage of revenues, sales and marketing expenses decreased to 14% in the three months ended March 31, 2001 from 73% for the comparable period in 2000 primarily due to the addition of revenue from FIS which has a smaller percentage of revenue dedicated to sales and marketing as compared to our subscription business. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

     Development. Development expenses increased 12% to $623,000 for the three months ended March 31, 2001 from $556,000 in the comparable period of 2000. The increase in development expenses in dollar terms is primarily due to the expansion of content on our Web sites and development of corporate products. As a percentage of revenues, development expenses decreased to 15% in the three months ended March 31, 2001 from 30% for the comparable period in 2000. The decrease as a percent of revenues is the result of the addition of revenue from FIS which has a smaller percentage of revenue dedicated to development as compared to our subscription business.

     General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased 45% to $2.1 million in the three months ended March 31, 2001 from $1.5 million for the comparable period in 2000.

The increase in general and administrative expenses in dollar terms in the three months ended March 31, 2001 was primarily due to the FIS acquisition and increased personnel, professional service fees and general corporate expenses. As a percentage of revenues, general and administrative expenses decreased to 50% in the three months ended March 31, 2001 from 78% for the comparable period in 2000. The decrease in general and administrative expenses as a percentage of revenue is due to the addition of FIS revenue which has a smaller percentage of revenue dedicated to general and administrative as compared to our subscription business. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

     Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization increased 66% to $1.2 million for the quarter ended March 31, 2001 from $703,000 for the quarter ended March 31, 2000. The increase in depreciation and amortization is due to the additional amortization expense related to the FIS acquisitions and the increase in property and equipment.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $585,000 and $2.0 million for the three months ended March 31, 2001 and 2000, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. In connection with our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to be cash flow positive by the third quarter of 2001; although no assurance can be given in this regard. In addition, we expect to receive approximately $1 million in tax refunds during the second quarter of 2001 as a result of tax loss carrybacks available as a result of our acquisition of FIS.

     Capital expenditures, primarily for computers, office and communications equipment, totaled $218,000 for the three months ended March 31, 2001 and $497,000 for the three months ended March 31, 2000. The purchases were required to support our expansion and increased infrastructure.

     At March 31, 2001, we had cash and cash equivalents on hand of $1.4 million and marketable securities of $1.5 million. We believe that our existing capital resources, cash generated from operations, and the tax refund referred to above will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

     In connection with our acquisition of FIS, we issued $6,000,000 in notes with all principal due October 27, 2002. We expect that our cash generated from operations will be sufficient to pay the debt upon maturity. If cash generated from operations is insufficient to satisfy the debt repayment, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely effect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

     -    integrate our acquisition of Financial Information Systems, Inc.; and

     - attract, retain and motivate qualified personnel with Internet experience to serve in various capacities, including IT services, sales and marketing positions.

     If we are not successful in addressing these uncertainties through the execution of our business strategy, our business, results of operations and financial condition will be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

     As of March 31, 2001, we had an accumulated deficit of $25,852,635. We incurred net losses of $2,221,474 for the year ended December 31, 1998, $4,162,861 for the year ended December 31, 1999, $15,237,305 for the year ended December 31, 2000 and $1,706,008 for the three months ended March 31, 2001. We expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

     We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the quarter ended March 31, 2001, our DoubleClick-related paid advertising revenue was 6% of our total revenues.

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


WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

     We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 6% and 32% of our total revenues for the quarters ended March 31, 2001 and March 31, 2000, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

     Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until mid-1999, we had not employed any sales executives to sell our corporate services. Our sales force now consists of 12 people. Six of these people were added during the quarter ended March 31, 2001. Nine of our sales people have been hired from outside the company. Three of our sales people have been reassigned from other duties within the company. Our efforts to build an effective sales force may not be successful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

     We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of March 31, 2001, available-for-sale investments were $1.5 million. Due to the short-term maturity of these investments, any decrease in interest rates would not have a material effect on our financial statements.

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

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits: There are no exhibits filed as part of this Report on Form 10-Q

b. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EDGAR ONLINE, INC.

                               (Registrant)



Dated:  May 14, 2001          /s/ Greg D. Adams
                              -----------------
                              Greg D. Adams
                              Chief Financial Officer



Dated:  May 14, 2001          /s/ Tom Vos
                              -----------
                              Tom Vos
                              President and Chief Operating Officer