Form 10-Q
period 2001-06-30
EDGAR ONLINE INC
filed 2001-08-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No


Number of shares of common stock outstanding at August 14, 2001: 14,908,917 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                  FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

                                      INDEX



                                                                                                                      Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets
         June 30, 2001 (unaudited) and December 31, 2000..................................................................3

Consolidated Statements of Operations
         Three and Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited)........................................4

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 (unaudited) and 2000 (unaudited)..................................................5

Notes to Unaudited Consolidated Financial Statements......................................................................6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............................8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......................................................20

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings................................................................................................21

ITEM 2. Changes in Securities and Use of Proceeds........................................................................21

ITEM 3. Defaults Upon Senior Securities..................................................................................21

ITEM 4. Submission of Matters to a Vote of Security Holders..............................................................21

ITEM 5. Other Information................................................................................................21

ITEM 6. Exhibits and Reports on Form 8-K.................................................................................21

Signatures...............................................................................................................22

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              June 30, 2001       December 31,
                                                                                (unaudited)           2000
                                                                              -------------       -----------
Cash and cash equivalents                                                            $2,331            $2,284
Marketable securities                                                                    --             1,498
Accounts receivable, less allowance for doubtful accounts of $347
  and $345 at June 30, 2001 and December 31, 2000 respectively                        2,366             2,790
Income tax receivable                                                                    --               979
Other current assets                                                                    271               127
                                                                              -------------       -----------
   Total current assets                                                               4,968             7,678

Property and equipment, net                                                           3,145             3,356
Goodwill and intangible assets, net                                                  29,448            27,307
Other assets                                                                            988             1,125
                                                                              -------------       -----------
   Total assets                                                                     $38,549           $39,466
                                                                              =============       ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                                $2,029            $2,358
Deferred revenues                                                                     1,371               966
Notes payable and accrued interest                                                      550               583
Deferred tax liability, current portion                                                 345                --
Capital lease payable, current portion                                                   40                68
                                                                              -------------       -----------
   Total current liabilities                                                          4,335             3,975

Notes payable                                                                         6,000             6,000
Deferred tax liability, non-current portion                                           3,105                --
Capital lease payable, non-current portion                                               15                 8
                                                                              -------------       -----------
   Total liabilities                                                                 13,455             9,983
                                                                              -------------       -----------

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized,
  14,908,917 shares issued and outstanding                                              149               149
Preferred stock, $0.1 par value, 1,000,000 shares authorized, no
  shares issued or outstanding                                                           --                --
Additional paid-in capital                                                           53,488            53,483
Unrealized holding losses                                                                --                (2)
Accumulated deficit                                                                 (28,543)          (24,147)
                                                                              -------------       -----------
   Total stockholders' equity                                                        25,094            29,483

   Total liabilities and stockholders' equity                                       $38,549           $39,466
                                                                              =============       ===========

See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                                  2001        2000          2001       2000
                                                  ----        ----          ----       ----
Revenues:
          Corporate contracts                  $ 3,265      $  800       $ 6,536    $ 1,439
          Individual subscriptions                 619         548         1,198      1,042
          Advertising and other                    271       1,047           704      1,792
                                              --------    --------      --------   --------
Total revenues                                   4,155       2,395         8,438      4,273

Cost of revenues                                 1,144         757         2,546      1,473
                                              --------    --------      --------   --------
Gross profit                                     3,011       1,638         5,892      2,800

Operating expenses:
          Sales and marketing                      653       1,394         1,259      2,761
          Development expenses                     640         535         1,263      1,091
          General and administrative             1,910       1,314         4,032      2,782
          Depreciation and amortization          1,191         732         2,356      1,435
          Office shut down costs                   912           -           912          -
                                              --------    --------      --------   --------
                                                 5,306       3,975         9,822      8,069

          Loss from operations                 (2,295)     (2,337)       (3,930)    (5,269)

Loss on investment                               (275)           -         (275)          -
Interest and other income (expense)              (103)         290         (174)        625
                                              --------    --------      --------   --------

          Loss before income taxes             (2,673)     (2,047)       (4,379)    (4,644)

Income tax provision                              (17)           -          (17)          -
                                              --------    --------      --------   --------
          Net loss                            ($2,690)    ($2,047)      ($4,396)   ($4,644)
                                              ========    ========      ========   ========
Weighted average shares outstanding -
  basic and diluted                            14,909      12,459        14,909     12,459

Net loss per share - basic and diluted         ($0.18)     ($0.16)       ($0.30)    ($0.37)


See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                             2001      2000
                                                                                             ----      ----
            Cash flows from operating activities:
              Net loss                                                                    ($4,396)  ($4,644)
                                                                                           ------    ------
              Adjustments to reconcile net loss to net cash flows from operating activities:
                  Depreciation                                                                654       427
                  Amortization of intangibles                                               1,701     1,010
                  Provisions for bad debts                                                      2        21
                  Stock compensation expense                                                    5         6
                  Loss on investment                                                          275        --
                  Changes in assets and liabilities:
                  Accounts receivable                                                         422      (482)
                  Other assets                                                               (390)     (372)
                  Income tax receivable                                                       902        --
                  Accounts payable and accrued expenses                                      (536)      361
                  Deferred revenues                                                           405       453
                                                                                           ------    ------
                           Total adjustments                                                3,440     1,424

                           Net cash (used in) operating activities                           (956)   (3,220)

            Cash flows from investing activities:
              Purchases of property and equipment                                            (410)   (1,093)
              Purchase of other investments                                                    --      (401)
              Sales of available-for-sale investments                                       1,499       407
              Purchases of available-for-sale investments                                      --       (83)
                                                                                           ------    ------
                           Net cash provided by (used in) investing activities              1,089    (1,170)

            Cash flows from financing activities:
              Proceeds from issuances of common stock                                          --         2
              Principal payments on notes payable                                             (33)       --
              Payments on capital lease obligations                                           (53)      (32)
                                                                                           ------    ------

                           Net cash (used in) financing activities                            (86)      (30)

            Net change in cash and cash equivalents                                            47    (4,420)
            Cash and cash equivalents at beginning of period                                2,284    10,109
                                                                                           ------    ------

            Cash and cash equivalents at end of period                                     $2,331    $5,689
                                                                                           ======    ======

            Supplemental disclosure of cash flow information:
              Cash paid for interest and taxes                                               $339        $8
              Equipment acquired under capital leases                                         $32       $--

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

         EDGAR Online, Inc. ("the Company"), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995, and launched its "EDGAR-Online" Internet Web site in January 1996. The Company is a provider of financial information derived from U.S. Securities and Exchange Commission data and a developer of financial and business system solutions. In May 1999, the Company completed an initial public offering ("IPO") of 3,600,000 shares of the Company's common stock resulting in net proceeds of approximately $30.4 million.

         The unaudited interim financial statements of the Company as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

         In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000, respectively and its cash flows for the six months ended June 30, 2001 and 2000, respectively. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

(2) RECLASSIFICATIONS

         Stock compensation expense has been reported within the functional expense category for which the employee worked. Prior comparative amounts have been reclassified to conform to the year 2001 presentation.

(3) BUSINESS COMBINATIONS

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

         On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $29.6 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately

$9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000, (3) approximately $0.8 million in cash for the payment of fees and acquisition related expenses and (4) deferred tax liabilities of approximately $3.5 million. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. Based upon an independent third party valuation, the Company has allocated the purchase price as follows (in thousands):

          Accumulated Knowhow                                        $   9,124
          Assembled Workforce                                            4,194
          Customer Based Intangibles                                     4,045
          Excess Cost Over Fair Value of Assets Acquired (Goodwill)     12,235
                                                                        ------
          Purchase Price                                             $  29,598

         The amounts allocated to accumulated knowhow, assembled workforce, and customer based intangibles are being amortized over the assets' estimated useful lives, which is ten, five, and twelve years, respectively. The excess of cost over fair value of net assets acquired (goodwill) is being amortized over a twelve-year period.

         The following unaudited information presents the actual consolidated results for the six months ended June 30, 2001 and the pro forma combined results of operations of the Company and FIS for the six-month period ended June 30, 2000. The pro forma information gives effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on January 1, 2000 or of future results of operations of the consolidated entities (in thousands, except for per share data):

                                                  Six Months Ended June 30,
                                                     2001          2000
                                                   (actual)    (pro forma)
                                                  ----------   -----------
           Revenue                                 $ 8,438       $ 8,222
           Operating loss                          $(3,930)      $(6,412)
           Net loss                                $(4,396)      $(6,552)
           Basic and diluted loss per share        $ (0.30)      $ (0.44)


(4) REVENUE RECOGNITION

         Revenues from subscriptions and corporate contracts are recognized either over the subscription period, which is typically one, three, six or twelve months or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from consulting services and advertising is recognized as the services are provided.

         Barter advertising revenue is non-cash and relates to advertising placed on the Company's Web sit by other internet companies in exchange for the Company's advertising placed on their Web sites. Barter advertising is recognized in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the fair market value of the services rendered or provided, whichever is more objectively determinable.

         Revenue for the three and six months ended June 30, 2000 has been restated by reducing corporate contract revenue as compared to amounts previously reported in the Company's Form 10-Q to reflect the retroactive application of Staff Accounting Bulletin 101 as of January 1, 2000. The deferral relates to revenue associated with certain up front fees.

(5) CONCENTRATION OF RISK

         Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 14% and 31%, and

DoubleClick, which comprised 8% and 14% of the Company's total gross receivable balance at June 30, 2001 and December 31, 2000, respectively. No other customer accounted for more than 10% of accounts receivable at June 30, 2001 or December 31, 2000. NASDAQ also accounted for 39% and 0% of total sales for the six months ended June 30, 2001 and 2000, respectively. The Company's other customers are geographically dispersed throughout the United States with no other customer accounting for more than 10% of sales for the six months ended June 30, 2001 or 2000.

(6) LOSS ON INVESTMENT

         The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value.

         During the second quarter of 2001, the Company recorded a $275,000 loss on investment related to an equity investment made in 2000. This investment was accounted for under the cost method. The company in which the investment was made had lower than expected financial results over the previous several quarters as compared to those forecasted at the time of the investment. As a result, the carrying amount has been reduced to $0.

         The impairment factors evaluated by management may change in subsequent periods, given that the Company operates in a volatile business environment. This could result in additional material impairment charges in future periods.


(7) OFFICE SHUT DOWN COSTS

         In May 2001, the Company announced that it will close the Kirkland, Washington office. The office closing will complete the Company's consolidation of its technical operations, which is expected to save $1.5 million on an annual basis. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statements of operations. These costs include the following (in thousands):

          Write down of fixed assets                     $ 234
          Non-recoverable lease liabilities                171
          Non-cancelable service contracts                 188
          Employment termination costs                     319
                                                         -----
          Total office shut down costs                   $ 912
                                                         -----

No payments have been made as of June 30, 2001.

(8) LOSS PER SHARE

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

         Anti-dilutive potential common shares outstanding were 405,266 and 494,617 for the three months ended June 2001 and 2000, respectively, and 381,598 and 621,810 for the six months ended June 30, 2001 and 2000, respectively.

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

OVERVIEW

         EDGAR Online is a provider of financial information derived from U.S. Securities and Exchange Commission data and a developer of financial and business system solutions. We sell to the corporate market and Internet portals as well as running five destination Web sites. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

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

         On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $29.6 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000, (3) approximately $0.8 million in cash for the payment of fees and acquisition related expenses and (4) deferred tax liabilities of approximately $3.5 million. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements.

RESULTS OF OPERATIONS

Revenues

         Revenues increased 73% to approximately $4.2 million in the three-month period ended June 30, 2001, from $2.4 million for the comparable period in 2000. The growth in revenues is primarily attributable to a $2.5 million, or 308%, increase in corporate contract revenues and a $71,000 or 13%, increase in individual subscription revenues, offset by a $776,000 or 74% decrease in advertising and other revenues. Revenues increased 97% to approximately $8.4 million in the six-month period ended June 30, 2001 from $4.3 million for the comparable period in 2000. The growth in revenue is primarily attributable to a $5.1 million or 354% increase in corporate contract revenues and a $156,000 or 15% increase in individual subscription revenues offset by a $1.1 million or 61% decrease in advertising and other revenues. The increase in corporate contract revenue resulted from the FIS acquisition and an increase in the number of corporate contracts in excess of $500 per month to approximately 135 at June 30, 2001 from approximately 75 at June 30, 2000. The number of individual subscriptions increased to approximately 20,000 subscriptions at June 30, 2001 from approximately 16,000 subscriptions at June 30, 2000. The decrease in advertising and other revenues is primarily due to the decrease in the advertising rates as impressions for the quarter increased to 95 million for the quarter ended June 30, 2001 from 90 million for the quarter ended June 30, 2000.

Cost of Revenues

         Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 51% to $1.1 million in the three-month period ended June 30, 2001, from $757,000 for the comparable period in 2000. Total cost of revenues increased 73% to $2.5 million for the six-month period ended June 30, 2001 from $1.5 million for the comparable period in 2000. The increase in cost of revenues is primarily attributable to the FIS acquisition and increases in software and Web site maintenance and communications lines needed to handle increased traffic. Gross margins were 72% in the three-month period ended June 30, 2001 and 68% for the comparable period in 2000. Gross margins were 70% for the six month period ended June 30, 2001 and 66% for the comparable period in 2000.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased 53% to $653,000 in the three months ended June 30, 2001 from $1.4 million in the equivalent period in 2000. As a percentage of revenues, sales and marketing expenses decreased to 16% in the three months ended June 30, 2001 from 58% for the comparable period in 2000. Sales and marketing expenses decreased 54% to $1.3 million for the six-month period ended June 30, 2001 from $2.8 million for the comparable period in 2000. As a percentage of revenues, sales and marketing expenses decreased to 15% for the six months ended June 30, 2001 from 65% in the comparable period in 2000. The decrease in sales and marketing expenses was due to a reduction in our advertising spending and marketing campaign. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the addition of revenue from FIS which has a smaller percentage of revenue dedicated to sales and marketing as compared to our subscription business. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

         Development. Development expenses increased 20% to $640,000 for the three months ended June 30, 2001 from $535,000 in the comparable period of 2000. As a percentage of revenues, development expenses decreased to 15% in the three months ended June 30, 2001 from 22% for the comparable period in 2000. Development expenses increased 16% to $1.3 million in the six month period ended June 30, 2001 from $1.1 million in the comparable period in 2000. As a percentage of revenue, development expenses decreased to 15% for the six months ended June 30, 2001 from 26% for the six months ended June 30, 2000. The increase in development expenses is primarily due to the expansion of content on our Web sites and development of corporate products. The decrease as a percentage of revenues is the result of the addition of revenue from FIS which has a smaller percentage of revenue dedicated to development as compared to our subscription business.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased 45% to $1.9 million in the three months ended June 30, 2001 from $1.3 million for the comparable period in 2000. As a percentage of revenues, general and administrative expenses decreased to 46% in the three months ended June 30, 2001 from 55% for the comparable period in 2000. General and administrative expenses increased 45% to $4.0 million for the six-month period ended June 30, 2001 from $2.8 million in the comparable period in 2000. As a percentage of revenue, general and administrative expenses decreased to 48% for the six-month period ended June 30, 2001 from 65% for the comparable period in 2000. The increase in general and administrative expenses in dollar terms was primarily due to the FIS acquisition and increased personnel, professional service fees and general corporate expenses. The decrease in general and administrative expenses as a percentage of revenue is due to the addition of FIS revenue which has a smaller percentage of revenue dedicated to general and administrative as compared to our subscription business. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

         Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization increased 63% to $1.2 million for the three months ended June 30, 2001 from $732,000 for the three months June 30, 2000. As a percentage of revenues, depreciation and amortization decreased to 29% for the three months ended June 30, 2001 from 31% for the three months ended June 30, 2000. Depreciation and amortization expenses increased 64% to $2.4 million for the six-month period ended June 30, 2001 from $1.4 million in the comparable period in 2000. As a percentage of revenue, general and administrative expenses decreased to 28% for the six-month period ended June 30, 2001 from 34% for the comparable period in 2000. The increase in depreciation and amortization in dollar terms is due to the additional amortization expense related to the FIS acquisition and the increase in property and equipment.

         Loss on Investment. Loss on investment represents a one-time non-cash charge associated with the write-off of an equity investment made in 2000 as we have determined that the fair value of the investment is $0 due to declines in the operating results of the company in which the investment was made. This investment was accounted for under the cost method.

         Office Shut Down Costs. Office shut down costs are comprised of expenses associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable contracts for operating expenses such as phone lines and equipment leases.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $956,000 and $3.2 million for the six months ended June 30, 2001 and 2000, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. As a result of our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to be cash flow positive by the third quarter of 2001, although no assurance can be given in this regard.

         Capital expenditures, primarily for computers, office and communications equipment, totaled $410,000 for the six months ended June 30, 2001 and $1.1 million for the six months ended June 30, 2000. The purchases were required to support our expansion and increased infrastructure.

         At June 30, 2001, we had cash and cash equivalents on hand of $2.3 million. We believe that our existing capital resources and the cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We expect to be cash flow positive in the third quarter of 2001 due to our expected growth in revenues, as well as the closing of the Kirkland, WA office. This restructuring will complete the Company's consolidation of its technical operations and is expected to save $1.5 million on an annual basis. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviews for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Ling-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the

Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent and intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carry amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         As of date of adoption, the Company expects to have unamortized goodwill in the amount of $11.3 million and unamortized identifiable intangible assets in the amount of $16.3 million all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $782,000 and $432,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

         As of June 30, 2001, we had an accumulated deficit of $28,543,000. We incurred net losses of $2,221,000 for the year ended December 31, 1998, $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000 and $4,396,000 for the six months ended June 30, 2001. We expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

         We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund potential acquisitions, more rapid expansion, to develop new or enhance existing services, to fund payments due to noteholders in connection with our acquisition of FIS, or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

         Even if the minimum per share bid price of our common stock is maintained, the Company must also satisfy other listing requirements of the Nasdaq National Market ("NNM"), such as maintaining equity of at least $10 million. Failure to satisfy any of the maintenance requirements could result in our common stock being delisted from the NNM. Although in that event we could apply to list our shares with the Nasdaq SmallCap Market, its delisting from the NNM could adversely affect the liquidity of our common stock. In addition, delisting from the NNM might negatively impact the Company's reputation and, as a consequence, its business.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

         We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the quarter ended June 30, 2001, our DoubleClick-related paid advertising revenue was 3% of our total revenues.

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


WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

         We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 3% and 24% of our total revenues for the quarters ended June 30, 2001 and June 30, 2000, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

         Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until mid-1999, we had not employed any sales executives to sell our corporate services. Our sales force now consists of 11 people. Seven of these people were added during the six months ended June 30, 2001. Seven of our sales people have been hired from outside the company. Four of our sales people have been reassigned from other duties within the company. Our efforts to build an effective sales force may not be successful.

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

WE DEPEND ON KEY PERSONNEL.

         Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer, Marc Strausberg, Chairman and Chief Information Officer, Albert E. Girod, Executive Vice President and Chief Technology Officer, Tom Vos, President and Chief Operating Officer, Greg Adams, Chief Financial Officer, Paul Sappington, Chief Software Officer and Vice President, and Jay Sears, Senior Vice President, Strategy and Business Development, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain "key person" life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain restrictive covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

         We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of June 30, 2001, available-for-sale investments were $0. Any decrease in interest rates would not have a material effect on our financial statements.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL ACCOUNTANT

         For the fiscal year ended December 31, 2000, KPMG LLP, our independent auditor and principal accountant, billed approximately $203,000 in audit fees, $0 fees relating to financial information systems design and implementation matters, and $189,000 in all other fees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     a.   Exhibits: There are no exhibits filed as part of this Report on Form
          10-Q

     b. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        EDGAR ONLINE, INC.

        (Registrant)



Dated:  August 14, 2001            /s/ Greg D. Adams
                                   ---------------------------------------------
                                   Greg D. Adams
                                   Chief Financial Officer



Dated:  August 14, 2001            /s/ Tom Vos
                                   ---------------------------------------------
                                   Tom Vos
                                   President and Chief Operating Officer