Form 10-Q
period 2001-09-30
EDGAR ONLINE INC
filed 2001-11-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Number of shares of common stock outstanding at November 14, 2001: 14,916,917 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

                                      INDEX

                                                                                                  Page No.
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets
         September 30, 2001 (unaudited) and December 31, 2000 ..................................         3

Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2001 (unaudited) and 2000 (unaudited)........         4

Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 (unaudited) and 2000 (unaudited) .................         5

Notes to Condensed Consolidated Financial Statements ...........................................         6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..         8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .............................        20

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings ......................................................................        21

ITEM 2. Changes in Securities and Use of Proceeds ..............................................        21

ITEM 3. Defaults Upon Senior Securities ........................................................        21

ITEM 4. Submission of Matters to a Vote of Security Holders ....................................        21

ITEM 5. Other Information ......................................................................        21

ITEM 6. Exhibits and Reports on Form 8-K .......................................................        21

Signatures .....................................................................................        22

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     September 30,
                                                                         2001              December 31,
                                                                      (unaudited)             2000
                                                                      -----------             ----
       ASSETS
Cash and cash equivalents                                               $  2,166             $  2,284
Marketable securities                                                       --                  1,498
Accounts receivable, less allowance for doubtful accounts of
        $329 and $345 at September 30, 2001 and December 31,
        2000, respectively                                                 2,206                2,790
Income tax receivable                                                       --                    979
Other current assets                                                         302                  127
                                                                        --------             --------
    Total current assets                                                   4,674                7,678

Property and equipment, net                                                2,940                3,356
Goodwill and intangible assets, net                                       25,144               27,307
Other assets                                                                 950                1,125
                                                                        --------             --------
    Total assets                                                        $ 33,708             $ 39,466
                                                                        ========             ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                   $  2,318             $  2,358
Deferred revenues                                                          1,431                  966
Notes payable and accrued interest                                           550                  583
Capital lease payable, current portion                                        32                   68
                                                                        --------             --------
    Total current liabilities                                              4,331                3,975

Notes payable                                                              6,000                6,000
Capital lease payable, non-current portion                                    12                    8
                                                                        --------             --------

    Total liabilities                                                     10,343                9,983
                                                                        --------             --------

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized,
        14,908,917 shares issued and outstanding                             149                  149
Preferred stock, $0.1 par value, 1,000,000 shares authorized
        no shares issued or outstanding                                     --                   --
Additional paid-in capital                                                53,491               53,483
Unrealized holding losses                                                   --                     (2)
Accumulated deficit                                                      (30,275)             (24,147)
                                                                        --------             --------
    Total stockholders' equity                                            23,365               29,483

    Total liabilities and stockholders' equity                          $ 33,708             $ 39,466
                                                                        ========             ========


See accompanying notes to condensed consolidated financial statements

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                       2001           2000           2001           2000
                                                       ----           ----           ----           ----
Revenues:
            Corporate contracts                      $  3,400       $    924       $  9,936       $  2,363
            Individual subscriptions                      726            577          1,923          1,619
            Advertising and other                         131            552            836          2,344
                                                     --------       --------       --------       --------
Total revenues                                          4,257          2,053         12,695          6,326

Cost of revenues                                          993            555          3,539          2,028
                                                     --------       --------       --------       --------

Gross profit                                            3,264          1,498          9,156          4,298

Operating expenses:
            Sales and marketing                           618            931          1,878          3,692
            Development expenses                          512            592          1,775          1,683
            General and administrative                  2,437          1,417          6,469          4,199
            Depreciation and amortization               1,239            805          3,594          2,240
            Restructuring costs                            84             --            995             --
                                                     --------       --------       --------       --------
                                                        4,890          3,745         14,711         11,814

            Loss from operations                       (1,626)        (2,247)        (5,555)        (7,516)

Loss on investment                                         --             --           (275)            --
Interest and other income (expense)                      (107)           280           (281)           905
                                                     --------       --------       --------       --------

            Loss before income taxes                   (1,733)        (1,967)        (6,111)        (6,611)

Income tax provision                                       --             --            (17)            --
                                                     --------       --------       --------       --------

            Net loss                                 $ (1,733)      $ (1,967)      $ (6,128)      $ (6,611)
                                                     ========       ========       ========       ========

Weighted average shares outstanding - basic and
diluted                                                14,909         12,459         14,909         12,459

Net loss per share - basic and diluted               $  (0.12)      $  (0.16)      $  (0.41)      $  (0.53)


See accompanying notes to condensed consolidated financial statements

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                              2001          2000
                                                                              ----          ----
Cash flows from operating activities:
         Net loss                                                          $ (6,128)      $ (6,611)
                                                                           --------       --------

Adjustments to reconcile net loss to net cash flows from operating activities:
         Depreciation                                                           984            684
         Amortization of intangibles                                          2,610          1,557
         Provisions for bad debts                                               (14)             4
         Stock compensation expense                                               8              8
         Loss on investment                                                     275             --
Changes in assets and liabilities:
         Accounts receivable                                                    598           (800)
         Other assets                                                          (436)          (347)
         Income tax receivable                                                  902             --
         Accounts payable and accrued expenses                                 (248)           (73)
         Deferred revenues                                                      465            809
                                                                           --------       --------
                  Total adjustments                                           5,144          1,842

                  Net cash (used in) operating activities                      (984)        (4,769)

Cash flows from investing activities:
         Purchases of property and equipment                                   (536)        (1,247)
         Purchase of other investments                                           --           (978)
         Sales of available-for-sale investments                              1,499         14,314
         Purchases of available-for-sale investments                             --        (12,201)
                                                                           --------       --------
                  Net cash provided by (used in) investing activities           963           (112)

Cash flows from financing activities:
         Proceeds from issuances of common stock                                 --              2
         Principal payments on notes payable                                    (33)            --
         Payments on capital lease obligations                                  (64)           (59)
                                                                           --------       --------
                  Net cash (used in) financing activities                       (97)           (57)

Net change in cash and cash equivalents                                        (118)        (4,938)
Cash and cash equivalents at beginning of period                              2,284         10,109
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $  2,166       $  5,171
                                                                           ========       ========

Supplemental disclosure of cash flow information:
         Cash paid for interest and taxes                                  $    488       $      8
         Equipment acquired under capital leases                           $     32             --


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

EDGAR Online, Inc. ("the Company"), formerly Cybernet Data Systems,Inc., was incorporated in the State of Delaware in November 1995, and launched its "EDGAR-Online" Internet Web site in January 1996. The Company is a provider of financial information derived from U.S. Securities and Exchange Commission data and a developer of financial and business system solutions. In May 1999, the Company completed an initial public offering ("IPO") of 3,600,000 shares of the Company's common stock resulting in net proceeds of approximately $30.4 million.

The unaudited interim financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the full fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K, filed with the SEC in March 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the fair value of purchased intangible assets, and the estimated useful lies of purchased intangible assets.

(2) RECLASSIFICATIONS

Stock compensation expense has been reported within the functional expense category for which the employee worked. Prior comparative amounts have been reclassified to conform to the year 2001 presentation.

(3) BUSINESS COMBINATIONS

On September 10, 1999, the Company acquired Partes Corporation ("Partes"), owner of the FreeEDGAR.com Web site. Under the terms of the agreement, we purchased all of the outstanding equity of Partes for $9.9 million. The purchase price included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7.8 million, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of $0.3 million, in exchange for all outstanding Partes stock options, (3) the assumption of net liabilities totaling $0.8 million and (4) $1.0 million in fees and acquisition related expenses. Subsequent to the acquisition, we also repaid Partes bank indebtedness of $0.9 million. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of Partes' assets and liabilities and the operating results of Partes from the effective date of the acquisition have been included in the accompanying financial statements. During the fourth quarter of 2000, we performed a reassessment of the recovery of the goodwill and other long-lived assets related to Partes and as a result recorded an impairment charge of $5,673,000.

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for approximately $28.1 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.8 million in cash for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. Based upon an independent third party valuation, the Company has allocated the purchase price as follows (in thousands):

         Net Assets Acquired                                            $ 2,066
         Accumulated Knowhow                                              9,124
         Assembled Workforce                                              4,194
         Customer Based Intangibles                                       4,045
         Excess Cost Over Fair Value of Assets Acquired (Goodwill)        8,708
                                                                        -------
         Purchase Price                                                 $28,137

The amounts allocated to accumulated knowhow, assembled workforce, and customer based intangibles are being amortized over the assets' estimated useful lives, which is ten, five, and twelve years, respectively. The excess of cost over fair value of net assets acquired (goodwill) is being amortized over a twelve-year period.

The following unaudited information presents the actual consolidated results for the nine months ended September 30, 2001 and the pro forma combined results of operations of the Company and FIS for the nine-month period ended September 30, 2000. The pro forma information gives effect to certain pro forma adjustments. These pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective on January 1, 2000 or of future results of operations of the consolidated entities (in thousands, except for per share data):


                                                 Nine Months Ended September 30,
                                                    2001                2000
                                                  (actual)           (pro forma)
                                                  --------           -----------
         Revenue                                  $12,695             $ 12,381
         Operating loss                           $(5,555)            $(9,306)
         Net loss                                 $(6,128)            $(9,558)
         Basic and diluted loss per share         $ (0.41)            $ (0.64)

(4) REVENUE RECOGNITION

Revenues from subscriptions and corporate contracts are recognized either over the subscription period, which is typically one, three, six or twelve months or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from consulting services and advertising is recognized as the services are provided.

Barter advertising revenue is non-cash and relates to advertising placed on the Company's Web site by other internet companies in exchange for the Company's advertising placed on their Web sites. Barter advertising is recognized in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the fair market value of the services rendered or provided, whichever is more objectively determinable.

Revenue for the three and nine months ended September 30, 2000 has been restated by reducing corporate contract revenue as compared to amounts previously reported in the Company's Form 10-Q to reflect the retroactive application of Staff Accounting Bulletin 101 as of January 1, 2000. The deferral relates to revenue associated with certain up front fees.

(5) CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 14% and 31%, and DoubleClick, which comprised 10% and 14% of the Company's total gross receivable balance at September 30, 2001 and December 31, 2000, respectively. No other customer accounted for more than 10% of accounts receivable at September 30, 2001 or December 31, 2000. NASDAQ also accounted for 39% and 0% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The Company's other customers are geographically dispersed throughout the United States with no other customer accounting for more than 10% of revenues for the three or nine months ended September 30, 2001 or 2000.

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

(7) RESTRUCTURING COSTS

In May 2001, the Company announced that it would close the Kirkland, Washington office. The office closing completed the Company's consolidation of its technical operations, which is expected to save $1.5 million on an annual basis. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statements of operations. In September 2001, the Company accrued $84,000 of additional severance costs relating to restructuring at FIS. Restructuring costs include the following (in thousands):


                                                 Total        Payments Through       Balance at
                                                 Costs       September 30, 2001   September 30, 2001
                                                 -----       ------------------   ------------------
      Write down of fixed assets                 $234               $ --                $234
      Non-recoverable lease payments              170                 22                 148
      Non-cancelable service contracts            188                 71                 117
      Employment termination payments             319                209                 110
      Employment termination payments--FIS         84                 --                  84
                                                 ----               ----                ----
         Total restructuring costs               $995               $302                $693
                                                 ====               ====                ====


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

Anti-dilutive potential common shares outstanding were 434,145 and 459,963 for the three months ended September 2001 and 2000, respectively, and 399,114 and 567,861 for the nine months ended September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results and timing of certain events could differ materially from those anticipated in these forward looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors that May Affect Future Results" included elsewhere in this Quarterly Report.

OVERVIEW

EDGAR Online is a provider of financial information derived from U.S. Securities and Exchange Commission data and a developer of financial and business system solutions. We sell to the corporate market and Internet portals as well as running four destination Web sites. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

We derive revenues from three primary sources: corporate contracts, individual subscriptions, and advertising. Revenue from corporate contracts consists of sales of data, consulting services and information systems solutions to corporate customers and is recognized over the term of the contract. Services related to corporate contracts are typically billed either monthly or quarterly in advance. Revenue from individual subscriptions is deferred and recognized as income over the subscription period. Individual subscriptions are typically billed in advance to subscribers' credit cards and are collected, net of credit card transaction fees deducted by the credit card processing institution, within one week of the sale. Revenue from advertising is recognized as the services are provided. Advertising revenue is paid to us by DoubleClick, net of advertising placed and commission fees. Barter advertising revenue is a non-cash item and relates to advertising placed on our Web sites by other Internet companies in exchange for our advertising placed on their Web sites. Barter advertising revenue is recorded in the month that banners are exchanged. The amount of barter advertising revenue and expense is recorded at the fair market value of the services received or provided, whichever is more objectively determinable.

We intend to increase our operating expenses to fund increased sales and marketing, to enhance our products and Web sites and to continue to establish relationships critical to our success.

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an Agreement and Plan of Merger dated October 18, 2000 for approximately $28.1 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.8 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.8 million in cash for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements.

RESULTS OF OPERATIONS

Revenues

Revenues increased 107% to approximately $4.3 million in the three-month period ended September 30, 2001, from $2.1 million for the comparable period in 2000. The growth in revenues is primarily attributable to a $2.5 million, or 268%, increase in corporate contract revenues and a $149,000, or 26%, increase in individual subscription revenues, offset by a $421,000, or 76% decrease in advertising and other revenues. Revenues increased 101% to approximately $12.7 million in the nine-month period ended September 30, 2001, from $6.3 million for the comparable period in 2000. The growth in revenue is primarily attributable to a $7.6 million or 320% increase in corporate contract revenues and a $304,000 or 19% increase in individual subscription revenues offset by a $1.5 million or 64% decrease in advertising and other revenues. The $2.5 million increase in corporate contract revenue in the third quarter of 2001 over the comparable period in 2000 resulted from the FIS acquisition ($2.0 million) and an increase in the number of corporate contracts to approximately 660 at September 30, 2001, from approximately 133 at September 30, 2000. The number of individual subscriptions increased to approximately 20,000 subscriptions at September 30, 2001, from approximately 16,000 subscriptions at September 30, 2000. The decrease in advertising and other revenues is primarily due to the decrease in the advertising rates and impressions for the quarter which decreased to 56 million impressions for the quarter ended September 30, 2001 from 67 million impressions for the quarter ended September 30, 2000.

Cost of Revenues

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased 79% to $993,000 in the three-month period ended September 30, 2001, from $555,000 for the comparable period in 2000. Total cost of revenues increased 75% to $3.5 million for the nine-month period ended September 30, 2001, from $2.0 million for the comparable period in 2000. The $438,000 increase in cost of revenues in the third quarter of 2001 over the comparable period in 2000 is primarily attributable to the FIS acquisition ($802,000) offset by a decrease in software and Web site maintenance, content feeds and communications lines. Gross margins were 77% in the three-month period ended September 30, 2001, and 73% for the comparable period in 2000. Gross margins were 72% for the nine month period ended September 30, 2001, and 68% for the comparable period in 2000.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased 34% to $618,000 in the three months ended September 30, 2001, from $931,000 million in the equivalent period in 2000. As a percentage of revenues, sales and marketing expenses decreased to 15% in the three months ended September 30, 2001 from 45% for the comparable period in 2000. Sales and marketing expenses decreased 49% to $1.9 million for the nine-month period ended September 30, 2001, from $3.7 million for the comparable period in 2000. As a percentage of revenues, sales and marketing expenses decreased to 15% for the nine months ended September 30, 2001, from 58% in the comparable period in 2000. The decrease in sales and marketing expenses was due to a reduction in our advertising spending and marketing campaign. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the addition of revenue from FIS which has a smaller percentage of revenue dedicated to sales and marketing as compared to our subscription business. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

Development. Development expenses decreased 14% to $512,000 for the three months ended September 30, 2001, from $592,000 in the comparable period of 2000. As a percentage of revenues, development expenses decreased to 12% in the three months ended September 30, 2001, from 29% for the comparable period in 2000. Development expenses increased 5% to $1.8 million in the nine-month period ended September 30, 2001, from $1.7 million in the comparable period in 2000. As a percentage of revenue, development expenses decreased to 14% for the nine months ended September 30, 2001, from 27% for the nine months ended September 30, 2000. The decrease in the third quarter of 2001 compared to the comparable period in 2000 is due to the closing of the Kirkland, WA office, as well as internalizing development expenses previously outsourced. The decrease as a percentage of revenues is the result of the addition of revenue from FIS which has a smaller percentage of revenue dedicated to development as compared to our subscription business.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased 72% to $2.4 million in the three months ended September 30, 2001, from $1.4 million for the comparable period in 2000. As a percentage of revenues, general and administrative expenses decreased to 57% in the three months ended September 30, 2001, from 69% for the comparable period in 2000. General and administrative expenses increased 54% to $6.5 million for the nine-month period ended September 30, 2001 from $4.2 million in the comparable period in 2000. As a percentage of revenue, general and administrative expenses decreased to 51% for the nine-month period ended September 30, 2001, from 66% for the comparable period in 2000. The $1.0 million increase in general and administrative expenses in the third quarter of 2001 over the comparable period in 2000 was primarily due to the FIS acquisition ($840,000) and increased personnel, professional service fees and general corporate expenses. The decrease in general and administrative expenses as a percentage of revenue is due to the addition of FIS revenue which has a smaller percentage of revenue dedicated to general and administrative as compared to our subscription business. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization increased 54% to $1.2 million for the three months ended September 30, 2001, from $805,000 for the three months ended September 30, 2000. As a percentage of revenues, depreciation and amortization decreased to 29% for the three months ended September 30, 2001, from 39% for the three months ended September 30, 2000. Depreciation and amortization expenses increased 60% to $3.6 million for the nine-month period ended September 30, 2001 from $2.2 million in the comparable period in 2000. As a percentage of revenue, general and administrative expenses decreased to 28% for the nine-month period ended September 30, 2001 from 35% for the comparable period in 2000. The increase in depreciation and amortization in dollar terms is due to the additional amortization expense related to the FIS acquisition and the increase in property and equipment.

Loss on Investment. Loss on investment represents a one-time non-cash charge associated with the write-off of an equity investment made in 2000 as we have determined that the fair value of the investment is $0 due to historical and projected declines in the operating results of the company in which the investment was made. This investment was accounted for under the cost method.

Restructuring Costs. Restructuring costs are primarily comprised of expenses associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for certain FIS employees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $984,000 and $4.8 million for the nine months ended September 30, 2001 and 2000, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. As a result of our acquisition of FIS, our continued focus on growing our corporate customer base and recent expense reductions, we expect to increase cash provided by operations in the fourth quarter of 2001 and continue to be cash flow positive throughout 2002, although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $536,000 for the nine months ended September 30, 2001, and $1.2 million for the nine months ended September 30, 2000. The purchases were required to support our expansion and increased infrastructure.

At September 30, 2001, we had cash and cash equivalents on hand of $2.2 million. We believe that our existing capital resources and the cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The closing of the Kirkland, WA office completed the Company's consolidation of its technical operations and is expected to save $1.5 million on an annual basis. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements to fund more and rapid expansion, to develop new or enhance existing services, or to respond to competitive pressures. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

In connection with our acquisition of FIS, we issued $6,000,000 in promissory notes to the former owners of FIS, which notes mature October 27, 2002. We are currently in negotiations with the note holders to restructure the terms of the repayment of the notes. We believe that these negotiations will result in the maturity dates of the notes being extended beyond 2002. If cash generated from operations is insufficient to satisfy the debt repayment (on its current terms or on the restructured terms, if any), we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviews for impairment in accordance with SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, and tested for impairment in accordance with SFAS 121, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

In August 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 requires an entity to test an asset for recoverability whenever events or changes in circumstances indicate that the entity may not be able to recover the asset's carrying amount. Companies are required to adopt Statement 142 for fiscal years beginning after December 15, 2001, therefore the Company plans to adopt this statement on January 1, 2002. The adoption of SFAS No. 142 is not expected to have a significant impact on the Company's financial position or results of operations.

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

    - maintain our current, and increase, advertising revenues by increasing traffic to our Web sites and by increasing the number of advertisers;

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of September 30, 2001, we had an accumulated deficit of $30,275,000. We incurred net losses of $2,221,000 for the year ended December 31, 1998, $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000 and $6,128,000 for the nine months ended September 30, 2001. We expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

Our future success will depend on our ability to continue to provide value-added services that distinguish our Web sites from the type of EDGAR-information available from the SEC on its Web site. Through its Web site, the SEC provides free access to EDGAR filings on a time-delayed basis of 24 to 72 hours. If the SEC, which has announced that it intends to modernize the EDGAR system, were to make changes to its Web site such as providing (1) free real-time access to EDGAR filings or (2) value-added services comparable to those provided on our Web sites, our business, results of operations and financial condition could be materially adversely affected.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE BUSINESS ECONOMY IN GENERAL

We are dependent upon the continued demand for the distribution of business and financial information over the Internet, making our business susceptible to a downturn in the financial services industry or the business economy in general. For example, a decrease in the expenditures that corporations and individuals are willing to make to purchase these types of information could result in a decrease in the number of customers purchasing our information services and subscribers utilizing our Web sites. This downturn could have a material adverse effect on our business, results of operations and financial condition.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

We anticipate that our results of operations in any given period will continue to depend to a significant extent upon advertising revenues generated through our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the quarter ended September 30, 2001, our DoubleClick-related paid advertising revenue was 2% of our total revenues.

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR NET
REVENUES

For the nine months ended September 30, 2001, our contracts with Nasdaq accounted for 39% of our net revenues. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. Although we enjoy a satisfactory relationship with Nasdaq, the loss of this client would have a material adverse affect on our business, results of operation and financial condition.

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Paid advertising revenues represented 2% and 16% of our total revenues for the quarters ended September 30, 2001 and September 30, 2000, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until mid-1999, we had not employed any sales executives to sell our corporate services. Our sales force now consists of 11 people. Seven of these people were added during the nine months ended September 30, 2001. Seven of our sales people have been hired from outside the company. Four of our sales people have been reassigned from other duties within the company. Our efforts to build an effective sales force may not be successful.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH.

We have experienced, and with respect to certain segments of our business are currently experiencing, a period of significant growth. If we are unable to manage our growth effectively, our business will be adversely affected. This growth has placed, and our anticipated future growth will continue to place, a significant strain on our technical, financial and managerial resources. As part of this growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of sales and product development.

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

WE DEPEND ON KEY PERSONNEL.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer, Marc Strausberg, Chairman, Albert E. Girod, Executive Vice President and Chief Technology Officer, Tom Vos, President and Chief Operating Officer, Greg Adams, Chief Financial Officer, Paul Sappington, Chief Software Officer and Vice President, and Jay Sears, Senior Vice President, Strategy and Business Development, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain "key person" life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain restrictive covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of September 30, 2001, available-for-sale investments were $0. Any decrease in interest rates would not have a material effect on our financial statements.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on August 1, 2001. At the meeting the following matters were submitted to a vote: (i) the elections of the following seven directors to serve until the 2002 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified: Albert E. Girod (FOR: 11,359,346 AGAINST OR ABSTENTIONS: 54,589), Bruce Bezpa (FOR: 11,359,346 AGAINST OR ABSTENTIONS: 54,589), Stefan Chopin (FOR: 11,359,346 AGAINST OR
ABSTENTIONS: 54,589), Mark Maged (FOR: 11,359,346 AGAINST OR ABSTENTIONS:
54,589),Marc Strausberg (FOR: 11,359,346 AGAINST OR ABSTENTIONS: 54,589), Susan Strausberg (FOR: 11,359,346 AGAINST OR ABSTENTIONS: 54,589), and Tom Vos (FOR:
11,359,346 AGAINST OR ABSTENTIONS: 54,589; (ii) the ratification of the appointment of KMPG LLP as the Company's independent public accountants (FOR:
11,530,136 AGAINST OR ABSTENTIONS: 63,799), and (iii) the approval of an approved amendment to the Company's 1999 Stock Option Plan, increasing the shares available for the grants from 1,400,00 to 1,900,000 (FOR: 11,407,901 AGAINST OR ABSTENTIONS: 186,034).

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits: There are no exhibits filed as part of this Report on Form
         10-Q

     b. Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EDGAR ONLINE, INC.

                                           (Registrant)


Dated:  November 14, 2001                /s/ Greg D. Adams
                                         --------------------------------------
                                         Greg D. Adams
                                         Chief Financial Officer


Dated:  November 14, 2001                 /s/ Tom Vos
                                         --------------------------------------
                                         Tom Vos
                                         President and Chief Operating Officer