Form 10-K
period 2001-12-31
EDGAR ONLINE INC
filed 2002-03-28
CIK 1080224

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 0-26071

                             ---------------------

                               EDGAR ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      06-1447017
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            50 WASHINGTON STREET,                                  06854
                  NORWALK CT                                     (Zip code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (203) 852-5666

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 COMMON STOCK, $0.01 PAR VALUE (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's common stock, as reported by the Nasdaq National Market was approximately $30,674,548 (calculated by excluding shares owned beneficially by directors and officers).

     As of March 20, 2002 there were 16,924,917 shares of the registrant's common stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD LOOKING STATEMENTS

     Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1, "Risk Factors That May Affect Our Future Results" of this report, as well as the Company's other periodic reports on Forms 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission (SEC) from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while the Company from time to time does communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that the Company agrees with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

ITEM 1.  BUSINESS

  THE COMPANY

  Overview

     We are an Internet-based provider of business, financial and competitive information about public companies. We also provide Internet-based information and technology solutions to the financial services industry. We derive the information we sell primarily from the SEC's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system and provide it to corporations, Web sites and individuals on a real-time basis. We enhance raw SEC filings by organizing and processing them into an easily accessible and searchable format and use proprietary software to extract specific information requested by our customers. Our four primary sources of revenue are contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to incorporate our data and data from other sources into their products and services, seat-based subscriptions to our Web site services and advertising and other e-commerce based revenues.

  EDGAR Trademark

     EDGAR is a federally registered trademark of the SEC. EDGAR Online is a product of EDGAR Online, Inc. and is neither approved by, nor affiliated with, the SEC. The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We have applied for and received from the U.S. Patent and Trademark Office certified registration for our EDGAR Online trademark.

  Data Sales

     Our proprietary data mining technology allows us to extract and deliver in real-time customized data derived from EDGAR filings. Corporations, financial institutions and news organizations purchase this customized data from us. These customers use this information on corporate intranets, private networks and Web sites. They typically enter into contracts of at least a one-year length for our content, which they use internally within their own organizations and/or for incorporation into services they offer their customers. We deliver the data to our customers as formatted data feeds or via access to our applications programming interface. Our data customers include corporations, such as Lucent Technologies, financial service organizations, such as Merrill Lynch and Bank of America, and news service providers, such as Reuters and Standard & Poor's. Within these organizations, we tailor our services to various departments including marketing, sales, human resources, financial and legal. We also deliver EDGAR content to other subscription Web sites, such as Multex.com and Scottrade Securities that bundle our content into their service offerings to the business and investment community. These Web sites either integrate our services into their comprehensive offerings or offer our services as higher cost options. In 2001, our data sales were responsible for 32% of our revenue.

  Technical Services

     In addition to using our technical expertise to create and deliver our own branded data and seat-based services to customers, we also sell our technical services directly to large financial institutions who contract with us to build, and in some cases operate, the technical systems they need to use the data we sell them. Customers who buy these technical services from us, in some cases, also use our services to acquire and integrate data from third party vendors into the technical systems we operate for them. These technical services customers include large financial organizations such as The Nasdaq Stock Market. In 2001, these technical services were responsible for 40% of our revenue.

  Seat-Based Subscriptions

     Many companies, professionals and other individuals access our services by purchasing our seat-based subscriptions. We sell these seat-based subscriptions directly over the Internet and through our sales force in the form of contracts typically extending for a period of three months or one year. We use the two major public Web sites we operate at www.edgar-online.com and www.freeedgar.com, our professional Web site www.edgarpro.com and the linking agreements we have with other prominent Web sites such as Yahoo! and AOL to market our seat-based services. As of March 20, 2002, we had a total of more than 24,000 subscribers to our seat-based subscription services. Seat-based subscriptions services were responsible for 20% of our revenue in 2001.

  Advertising and E-Commerce

     We also generate revenues through the sale of advertising banners and sponsorships on our various Web sites and through e-commerce activities such as marketing third party services to the users of our Web sites. In 2001, 8% of our revenues came from these services.

  INDUSTRY BACKGROUND AND OPPORTUNITY

  The EDGAR System

     The SEC began to require electronic filings of compliance documents such as prospectuses and annual and quarterly reports in 1994 and, since May 1996, all U.S. public companies have been required to make their SEC filings in an electronic format through the EDGAR system. The SEC also now requires that certain filings by foreign issuers be filed through the EDGAR system. The SEC established this system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC. Prior to the introduction of the EDGAR system, SEC filings were only available on a delayed basis in costly paper or CD-ROM format from a limited number of document providers or SEC public reference rooms.

  Business Information

     Today's business environment is characterized by a rapidly growing demand for fast and easy access to corporate and financial information. As a result of the rapid growth of the Internet, corporate and financial information can now be delivered in a more efficient and less expensive manner. Businesses are using their intranets, private networks and Web sites to deliver competitive and financial information to employees, customers and shareholders. SEC filings are a primary source of this information, and since the inception of the EDGAR system the SEC has consistently moved to require more information to be disclosed electronically and to have electronic information filed on a more-timely basis. Because EDGAR Online has established itself as the preeminent brand on the Internet for EDGAR-based information, these trends, which increase both the number of people who are looking to gain access to EDGAR-derived data and the amount of data going into the EDGAR database each year, provide a growing market for our expertise in extracting and delivering EDGAR-derived information.

  STRATEGY

     Our goal is to become the leading provider of EDGAR-based business, financial and competitive information and related technology services. We aim to meet the increasing market demand for information on a real-time, value-added and cost-effective basis, by providing our customers with sophisticated methods of obtaining and using information derived from EDGAR filings and other sources. We strive to maintain EDGAR Online as the most reliable and trusted source of EDGAR-based information for corporate customers and users of our seat-based subscription services. We also are seeking to convince more financial institutions that still use predominantly manual procedures to process EDGAR data for their own internal use to purchase services from us rather than processing EDGAR information themselves.

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

  Expand Beyond the Internet to Reach New Customers

     We believe that we have established EDGAR Online as a leading Internet provider of EDGAR-based information. We intend to maintain this leadership position on the Internet and are now beginning to target other existing and emerging technologies to reach new customers. For example, we are expanding our sales efforts to news services and data vendors that are using proprietary private networks.

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

  PRODUCTS AND SERVICES

  Overview

     We sell a variety of EDGAR Online branded data and seat-based subscription services, and we provide a range of back office technical services to financial institutions. Each of our service offerings is based on our ability to use the proprietary technology we have developed and our experience in processing EDGAR filings to extract and deliver information in standardized or customized formats. We also sell advertising and e-commerce services targeted to the users of our Web sites.

  Data Sales

     Many corporations and institutions want to see specific information extracted from EDGAR filings as the filings enter our database. To meet this need, and to enable these customers to integrate this information into services they provide to their customers or information they make available directly to a number of their employees, we also sell our services in the form of formatted data feeds. These feeds range from a simple subset of EDGAR filings for customers who need all the filings from only a select number of companies, to more sophisticated extractions of selected information from certain filing types that is formatted and delivered to match specific custom needs that vary for each data services contract.

     For customers who want the flexibility and economy of constructing the extraction specifics themselves, or for those customers who have multiple uses for the data they purchase from us, we offer an applications programming interface service (API). This service enables a customer to use its own IT services department to configure the information from our database and is used primarily by our largest data customers.

     Since many of our customers are looking for the same kinds of data services, we have developed a number of pre-packaged data services such as our Fundamental Data Service, our Insider Trader Data Service, our IR Web Page Services and our Wealth ID Service to meet these needs.

     Our data services are priced based on the amount of customization required in the extraction process, the number of end-users who will have access to the data, the amount of the data delivered and the delivery method. The majority of these contracts range from $1,000 to $15,000 per year, however we also have several contracts that total over $50,000 per year. These services are usually sold as yearly contracts and may also include set-up charges.

  Technical Services

     In addition to using our technical expertise to create and deliver our own branded data and seat-based services to customers, we also sell our technical services directly to large financial institutions who contract with us to build, and in some cases operate, the technical systems they need to use the data we sell them. The technical services we offer our customers range from development of simple data extraction software, through the design and development of entire technical systems to integrate and use various data obtained from multiple data vendors, to the hosting and support of a client's entire Internet and Intranet sites. We have developed and deployed systems to display stock quotes and stock charts, systems to aggregate and display news feeds, and systems to keep track of stock symbol changes.

     Each of our technical services contracts is unique based on the specific needs of the client. We charge for our technical services primarily on a time and materials basis. The majority of the contracts in 2001 that include hosting services exceeded $500,000 per year.

  Seat-Based Subscriptions

     We offer a variety of seat-based subscription services to meet the demands of customers who access differing quantities of EDGAR filings or have differing needs for navigating through, searching for, downloading and printing specific text or financial information contained in the EDGAR documents.

     Our fully functioned flagship product is EDGARpro. The basic subscription price for a single seat of EDGARpro, which allows unlimited access to all EDGAR filings and a full range of alerting, navigation, searching, downloading and printing features is $600 per year. Discounts are available for multi-seat and enterprise-wide contracts. EDGARpro is sold only through our sales force.

     A less fully functioned seat-based service, known as EDGAR Online, is available through all of our public Web sites. This service enables users to access a limited number of filings per month and offers fewer searching and alerting features than our flagship EDGARpro service. The yearly price for this service is $180, and may be purchased on www.edgar-online.com by providing a credit card which is charged for three months worth of service in advance.

     We also offer other specialized seat-based services available as stand-alone services or services available in conjunction with the services listed above. These specialized services include direct access to information extracted from 13f institutional ownership filings. Customers interested in this kind of information purchase these seat-based services to get easy access to information we extract from multiple filings and present in formats that make it easy to view summary information quickly. These services are priced at $900 per seat per year, or less if purchased as a multi-seat contract or as an add-on to a contract for EDGARpro services.

  Advertising and E-Commerce Services

     We have a contract with DoubleClick, an Internet advertising services provider, to sell the advertising space on our public Web sites and on the edgar-online and ipo-express seat-based offerings. DoubleClick markets our advertising space to a broad cross section of industries that are attracted by the subject matter of our Web sites and by the demographics of the users of our Web sites. These advertisers include companies such as Datek Online Brokerage Services, Fidelity Investments, Hewlett Packard, Toyota and Harvard Business School Publishing. The advertising DoubleClick sells on our Web sites generally matches services offered by other Web sites. They include banner-advertising space, sponsorship buttons on specific pages and pop up ads. We believe that the prices we receive for the advertising services we provide generally match those available on other comparable financial Web sites. The contract with DoubleClick provides for us to receive a share of the revenue received for any advertising sold.

     We also have entered into e-commerce agreements with third parties who want to offer compatible services to the users of our public Web sites. Recent e-commerce offerings have included credit reports, research reports, and annual report services. These contracts usually provide for us to receive a share of the revenue the third party providers obtain from orders placed directly from our Web sites.

  KEY CONTENT DISTRIBUTION RELATIONSHIPS

     In order to enhance our brand recognition and audience reach, we provide selected EDGAR content to major portals including Yahoo!, Lycos and America Online. For example, we provide the Yahoo! Finance Web site with headline information about SEC filings, the extracted Management's Discussion and Analysis section of Forms 10-K and 10-Q and financial fundamental data. In return, EDGAR Online sites benefit from increased traffic and advertising revenues, which occurs when users of these sites seek additional EDGAR-related information.

  MARKETING AND SALES

     Historically, we have focused on building content distribution relationships with major search engines and financially oriented and general information Web sites to build our brand recognition. These co-branded relationships and our well-known presence on the Internet have allowed us to attract seat-based subscribers and corporate data and technical services customers.

     As of March 20, 2002, we have a staff of 14 professionals dedicated to supporting our sales and marketing efforts. The exclusive focus of our sales staff is to market our services to corporate customers. We believe that corporate customers will continue to represent an important source of revenue growth in the next few years, as we continue to introduce value-added search and extraction products and customized fee-based services to corporate purchasers of sophisticated financial information. We intend to continue to increase the number of sales professionals dedicated to marketing our services exclusively to corporate accounts.

     We promote our services through on-line advertising, direct mail, trade shows and telemarketing. We also use free-trial offers on our Web sites to encourage registered users and visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

  PROPRIETARY DATA MINING SOFTWARE

     Historically, we used database technology designed for us by iXL and were reliant on iXL personnel for design and support of our hardware and software systems. The acquisition of Financial Insight Systems (FIS) in October 2000 has enabled us to bring development and maintenance of our technology in-house. The acquisition of FIS also brought us additional proprietary database technology related to the extraction of data from EDGAR filings and the creation, operation and maintenance of applications services used by our clients. Our proprietary technology integrates software that was developed exclusively for us with software systems obtained commercially. The software developed exclusively for us includes our database of EDGAR filings, Web-based customer interfaces, data mining capabilities and customer support and billing systems. The software systems obtained commercially include the Great Plains Accounting System, the Verity Search Engine and NetOwl Extractor. The nature of our proprietary system allows us to enhance our service offerings by rapidly integrating new technology developed by third parties.

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

  INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

     Our employees now perform all of our development programming, as well as management of our Web sites. We own all the programs that run our Web sites, including those developed in the past by iXL. The largest portion of our development team is located in our Rockville, Maryland office. We also have teams of development and IT professionals located in Owings Mill, Maryland and Norwalk, Connecticut. The Web sites developed and maintained for some of our largest corporate customers are hosted in our offices in Rockville using predominately Microsoft NT Operating systems. The Rockville office also hosts the services used to provide our flagship seat-based services and our freeedgar.com Web site.

     Our EDGAR Online and IPO Express Web sites are hosted at facilities located at Globix Corporation in New York City. Globix maintains multiple Web servers owned by us, which run Microsoft NT operating systems and use Microsoft Internet Information Server. Our systems are maintained on a 24 hour-a-day, 7 days-a-week basis by our own technicians with the exception of our networking communications for our New York City servers which are managed by Globix.

     All our systems, including our accounting system, user database, database of EDGAR filings, and all proprietary software are backed up on a daily basis and stored offsite. Our software and databases are replicated across multiple servers, using the clustering facilities of Microsoft Windows NT Server, Enterprise edition. This provides us with both resilience against hardware failure and scalability to handle increases in traffic loads.

     The flow of information in and out of our Web sites operates as follows:

     - The live feed of EDGAR filings comes from the SEC's dissemination agent, TRW, which sends this feed to Globix in New York City, and our office in Rockville, Maryland via private high speed T-1 connections; and

     - The raw EDGAR filings are processed independently by our proprietary software, stored in databases in New York City, and Rockville, and posted to our Web sites and distributed to third parties with which we have distribution contracts via our production servers located at Globix's facilities and at Rockville, Maryland.

     Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 AM to 5:00 PM (ET). Inquiries come in through our Web sites and via e-mail and telephone. As of March 20, 2002, we had 26 employees engaged in customer service and network support for our public Web sites.

  COMPETITION

     The market for Internet information services and products is relatively new, has no substantial barriers to entry and is intensely competitive and rapidly changing. The number of Web sites competing for consumers' and advertisers' attention and spending has proliferated, and we expect that competition will continue to intensify. We currently compete, directly and indirectly, for seat-based subscribers and data customers with vendors of broadly-based financial information such as Bloomberg and Disclosure and with Web-based providers of EDGAR information, such as 10KWizard.com and Global Security Information's LIVEDGAR.

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

     The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We have applied for and received from the U.S. Patent and Trademark Office certified registration for our EDGAR Online trademark.

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

  EMPLOYEES

     As of March 20, 2002, we had 99 full-time employees. We believe that we have good relations with our employees.

  CORPORATE HISTORY

     We are a Delaware corporation and were formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. Our executive offices are located at 50 Washington Street, Norwalk, Connecticut 06854 and our telephone number is (203) 852-5666.

                RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

     The financial statements contained in pages F-1 to F-24 of this report and the related discussion describe and analyze the Company's financial performance and condition for the periods indicated. For the most part, this information is historical. The Company's prior results, however, are not necessarily indicative of the Company's future performance or financial condition. The Company therefore has included the following discussion of certain factors which could affect the Company's future performance or financial condition. These factors could cause the Company's future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of the Company's future performance or financial condition. These factors, among others, should be considered in assessing the Company's future prospects and prior to making an investment decision with respect to the Company's stock.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

     As a company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site in January 1996. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, individual subscription fees and advertising sales. In order to increase our revenues, we must successfully:

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

     As of December 31, 2001, we had an accumulated deficit of $30,935,000. We incurred net losses of $2,221,000 for the year ended December 31, 1998, $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000 and $6,788,000 for the year ended December 31, 2001. In addition, we expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

     We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund potential acquisitions, more rapid expansion, to develop new or enhance existing services, to fund payments due to note holders in connection with our acquisition of Financial Insight Systems, Inc. (FIS) or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

     Although the SEC recently initiated a non-exclusive pilot program to link its sec.gov web site to our web site in order to provide users of the SEC web site access to real time filings, there can be no assurance that the SEC will continue this program (which is at the SEC's sole discretion) or the SEC will not initiate similar programs with other commercial providers of EDGAR information.

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

     - proprietary information services and Web sites targeted to business, finance and investing needs, including those providing EDGAR content, such as Bloomberg, and LIVEDGAR; and

     - Web-based providers of free EDGAR information such as 10KWizard.com.

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR NET REVENUES.

     For the year ended December 31, 2001, our contracts with Nasdaq accounted for 38% of our net revenues. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. Although we enjoy a satisfactory relationship with Nasdaq, the loss of this client would have a material adverse affect on our business, results of operations and financial conditions.

WE RISK BEING DELISTED FROM NASDAQ WHICH COULD REDUCE OUR ABILITY TO RAISE
FUNDS.

     If our stock price were to drop below $1.00 per share and remain below $1.00 share for an extended period of time, we would be in violation the continued listing requirements of The Nasdaq Stock Market (Nasdaq) and we risk the delisting of our shares from Nasdaq. Delisting from Nasdaq and inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

     Even if the minimum per share bid price of our common stock is maintained, the Company must also satisfy other listing requirements of the Nasdaq National Market (NNM), such as maintaining equity of at least $10 million. Failure to satisfy any of the maintenance requirements could result in our common stock being delisted from the NNM. Although in that event we could apply to list our shares with the Nasdaq SmallCap Market, its delisting from the NNM could adversely affect the liquidity of our common stock. In addition, delisting from the NNM might negatively impact the Company's reputation and, as a consequence, its business.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY A DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE BUSINESS ECONOMY IN GENERAL.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

     We anticipate that our advertising revenues in any given period will continue to depend to a significant extent upon our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the year ended December 31, 2001, our DoubleClick-related paid advertising revenue was 3% of our total net revenues.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

     We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 8% and 31% of our total revenues for the years ended December 31, 2001 and December 31, 2000, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO CREATE AND DEVELOP AN EFFECTIVE DIRECT SALES FORCE.

     Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to develop and maintain an effective sales force to market our services to this customer group. Until mid-1999, we had not employed any sales executives to sell our corporate services. Our sales force now consists of 14 people. Ten of our sales people have been hired from outside the company, six of these within the last twelve months. Our efforts to build an effective sales force may not be successful.

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

WE FACE RISKS IN CONNECTION WITH OUR PRIOR ACQUISITIONS AND BUSINESS COMBINATIONS THAT WE MAY CONSUMMATE.

     We plan to continue to expand our operations and market presence by making acquisitions, and entering into business combinations, investments, joint ventures or other strategic alliances with other companies. These transactions create risks such as:

     - difficulty assimilating the operations, technology and personnel of the combined companies;

     - disruption of our ongoing business;

     - problems retaining key technical and managerial personnel;

     - expenses associated with amortization or impairment of goodwill and other purchased intangible assets;

     - additional operating losses and expenses of acquired businesses; and

     - impairment of relationships with existing employees, customers and business partners.

     We may not succeed in addressing these risks. In addition, some of the businesses we have acquired, and in the future may acquire, may continue to incur operating losses.

WE DEPEND ON KEY PERSONNEL.

     Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer, Marc Strausberg, Chairman, Tom Vos, President and Chief Operating Officer, Greg Adams, Chief Financial Officer, Paul Sappington, Chief Software Officer and Vice President and Jay Sears, Senior Vice President, Strategy and Business Development, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain restrictive covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

WE MAY NOT ADEQUATELY PERFORM CERTAIN ASPECTS OF OUR BUSINESS WHICH WERE PREVIOUSLY PROVIDED BY THIRD PARTIES.

     Until February 2001, we depended on third parties to develop and maintain the software and hardware we use to operate a number of our Web sites. Prior to this date, iXL Enterprises, Inc., an Internet strategy consulting company, developed, maintained and upgraded our proprietary software, including those features which enable users to locate and retrieve data, as well as one of our databases of EDGAR filings, Web-based customer interfaces and customer support and billing systems. Beginning in December 2000, we started to assume full responsibility from iXL for the development and maintenance of our own software and hardware configurations. As of the end of February 2001, we became come solely responsible for these functions. If we are unable to perform these services as well as iXL did previously, this could materially adversely affect our business, results of operations and financial condition.

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

     We have a hosting contract with Globix Corporation, a provider of Internet services, pursuant to which Globix operates and maintains the Web servers owned by us in their New York City data center. Our hosting contract with Globix expires in July 2003. In March 2002, Globix announced that it had filed for bankruptcy protection as part of its efforts to restructure its debt. To date, Globix provision of services under our contract has not been affected, but this could change unexpectedly in the future. If Globix were unable or unwilling to provide these services, we would have to find a suitable replacement. Our operations could be disrupted while we were in the process of finding a replacement for Globix and the failure to find a suitable replacement or to reach an agreement with an alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

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

THERE ARE RISKS OF INCREASED USERS STRAINING OUR SYSTEMS AND OTHER SYSTEM MALFUNCTIONS.

     In the past, our Web sites and the technology-based solutions we sell to our corporate customers have experienced significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. In addition, the number of users of our information and technology-based solutions has continued to increase over time and we are seeking to further increase the size of our user base and the frequency with which they use our services. Therefore, our Web sites and business solutions must accommodate an increasingly high volume of traffic and deliver frequently updated information. Our Web sites and business solutions have in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints and software failures. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information.

     These types of occurrences could cause users to perceive our Web sites and technology solutions as not functioning properly and cause them to use other methods, including the SEC's Web site or services of our competitors, to obtain EDGAR-based information and technology solutions.

WE LICENSE THE TERM EDGAR FROM THE SEC AND DEPEND ON OTHER INTELLECTUAL
PROPERTY.

     Trademarks and other proprietary rights, principally our proprietary database technology, are important to our success and our competitive position. The SEC is the owner of a United States trademark registration covering the use of the term EDGAR. We have obtained a non-exclusive, royalty-free license from the SEC to use the term EDGAR in our trademarks, service marks and corporate name. This license is due to expire in September 2009. Since we have built significant brand recognition through the use of the term EDGAR in our service offerings, company name and Web sites, our business, results of operations and financial condition could be adversely affected if we were to lose the right to use the term EDGAR in the conduct of our business.

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

     We also lease an aggregate of approximately 7,200 square feet of office in Linbrook Office Park located at 10628 NE 37th Circle and 10635 NE 38th Place, Kirkland, Washington, pursuant to two separate lease agreements, which expire in 2003. These properties, which formerly housed FreeEDGAR, are being sublet through the terms of the leases.

     We also lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Suite 310, Rockville, Maryland and approximately 2,900 square feet of office space at 100 Painters Mill Road, Suite 208 Owings Mills, Maryland. The term of these leases expire in October 2005 and March 2004, respectively. The Company also leases approximately 4,835 square feet of office space at 11200 Rockville Pike, Suite 340 on a month-to-month basis. Collectively, these facilities house our FIS development and operations personnel as well as the computer and communications equipment needed to operate FIS.

     We believe that, in general, our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol EDGR since our initial public offering on May 26, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market:

     On March 20, 2002, the last reported sales price of the common stock on the Nasdaq National Market was $2.65. As of March 20, 2002, there were approximately 122 holders of record of our common stock.

                                                                HIGH       LOW
                                                              --------   -------
FISCAL YEAR ENDED DECEMBER 31, 1999
Second Quarter (from May 26, 1999)..........................  $ 8.8125   $6.2500
Third Quarter...............................................  $19.0625   $7.3125
Fourth Quarter..............................................  $ 9.5000   $6.7500
FISCAL YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $16.0000   $6.8750
Second Quarter..............................................  $ 9.8130   $3.1250
Third Quarter...............................................  $ 5.5000   $3.0000
Fourth Quarter..............................................  $ 5.1250   $1.4380
FISCAL YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................  $ 2.7500   $1.3000
Second Quarter..............................................  $ 3.6900   $1.0500
Third Quarter...............................................  $ 3.8100   $1.0500
Fourth Quarter..............................................  $ 3.5300   $1.1000
FISCAL YEAR ENDED DECEMBER 31, 2002
First Quarter (through March 20, 2002)......................  $ 3.4600   $2.4100

DIVIDEND POLICY

     We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     Pursuant to the terms of an Amended and Restated Common Stock Purchase Agreement (the "Stock Purchase Agreement"), we sold an aggregate of 2,000,000 unregistered shares of common stock, par value $0.01 ("Common Stock") to select institutional investors at a purchase price of $2.50 per share, resulting in gross proceeds of $5,000,000. The transaction was consummated as to 500,000 shares and $1,250,000 in proceeds on December 31, 2001 and 1,500,000 shares and $3,750,000 in proceeds on January 8, 2002. Pursuant to this private financing, the Company also issued the purchasers four-year warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $2.875 per share. In connection with the transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. The securities were sold pursuant to an exemption provided in Section 4(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2001 are derived from our audited consolidated financial statements. The financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 2001 have been audited by KPMG LLP, independent certified public accountants, and those financial statements and the report thereon are included elsewhere in this Form 10-K. The data set forth below should be read in connection with, and are qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                   YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------
                                1997          1998          1999           2000          2001
                             -----------   -----------   -----------   ------------   -----------
STATEMENT OF OPERATIONS
  DATA:(1)
Revenues...................  $ 1,044,138   $ 1,822,555   $ 4,730,614   $  9,741,669   $17,052,886
Cost of revenues...........      448,890       619,475     1,489,585      3,021,615     4,448,968
                             -----------   -----------   -----------   ------------   -----------
Gross profit...............      595,248     1,203,080     3,241,029      6,720,054    12,603,918
Operating expenses:
Selling, general and
  administrative and
  development..............    1,739,002     3,175,246     7,264,124     13,238,473    12,923,786
Restructuring costs(2).....           --            --            --             --       995,482
Amortization and
  depreciation.............       55,334       116,767       893,614      3,484,491     4,767,121
Impairment of intangible
  assets(3)................           --            --            --      6,151,074            --
                             -----------   -----------   -----------   ------------   -----------
Loss from operations.......   (1,199,088)   (2,088,933)   (4,916,709)   (16,153,984)   (6,082,471)
Interest income (expense)
  and other, net...........     (298,561)     (132,291)      754,098        974,118      (665,068)
                             -----------   -----------   -----------   ------------   -----------
Loss before income taxes...   (1,497,649)   (2,221,224)   (4,162,611)   (15,179,866)   (6,747,539)
Income tax expense.........          250           250           250         57,439        40,772
                             -----------   -----------   -----------   ------------   -----------
Net loss...................  $(1,497,899)  $(2,221,474)  $(4,162,861)  $(15,237,305)  $(6,788,311)
                             ===========   ===========   ===========   ============   ===========
Basic and diluted net loss
  per share(4).............  $     (0.26)  $     (0.36)  $     (0.42)  $      (1.18)  $     (0.46)
                             ===========   ===========   ===========   ============   ===========
Basic and diluted weighted
  average shares
  outstanding(4)...........    5,655,151     6,129,116     9,805,456     12,862,604    14,911,903
                             ===========   ===========   ===========   ============   ===========

                                                         DECEMBER 31,
                             --------------------------------------------------------------------
                                1997          1998          1999           2000          2001
                             -----------   -----------   -----------   ------------   -----------
BALANCE SHEET DATA:
Cash and cash
  equivalents..............  $    16,809   $   148,380   $10,051,473   $  2,283,811   $ 3,460,515
Available-for-sale
  investments..............           --            --    14,534,836      1,497,930            --
Working capital
  (deficit)................   (1,339,280)     (440,754)   23,529,849      3,703,935        46,388
Total assets...............      366,254       784,943    37,739,114     39,466,359    33,485,831
Long-term debt.............           --     1,473,858            --      6,000,000     3,800,000
Stockholders' equity
  (deficit)................   (1,588,811)   (2,220,946)   35,086,383     29,483,401    23,960,410

---------------

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

(2) During the third quarter of 2001, we recognized restructuring costs which were primarily comprised of expenses associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for certain FIS employees.

(3) During the fourth quarter of 2000, the Company performed a reassessment of the recovery of the goodwill and other long-lived assets related to its acquisition of Partes Corporation, owner of the FreeEDGAR.com Website and its acquisition of certain of the assets of Individual Investor Group including the Web site InsiderTrader.com and related user data. Based on these reassessments, we recorded impairment charges of $6.0 million. We also recorded an additional impairment charge of $117,000 as we discontinued the use of the edgar.com URL.

(4) Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 413,956, 1,130,000, 1,302,758, 1,900,105 and 2,806,060 for the years ended December
    31, 1997, 1998, 1999, 2000 and 2001 respectively.

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

OVERVIEW

     We are a provider of financial information derived from U.S. Securities and Exchange Commission data and a developer of financial and business system solutions. We sell to the corporate market and Internet portals as well as running five destination Web sites. We were founded in November 1995 as Cybernet Data Systems, Inc. In January 1999, we changed our corporate name to EDGAR Online, Inc.

     We derive revenues from four primary sources: contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, seat based subscriptions to our Web site services and advertising and other e-commerce based revenues. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services is recognized in the period services are rendered. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Advertising and e-commerce revenue is recognized as the services are provided.

     Barter advertising revenue, which is included in advertising and e-commerce revenue, is a non-cash item and relates to advertising placed on our Web sites by other Internet companies in exchange for our advertising placed on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the fair market value of the services received or provided, whichever is more objectively determinable, in the month that banners are exchanged. We apply the provisions of EITF 99-17, Accounting for Advertising Barter Transactions and, accordingly, recognize barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction.

     We intend to increase our operating expenses to fund increased sales and marketing, to enhance our corporate products and Web sites and to continue to establish relationships critical to our success.

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

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Revenues

     Revenues increased 75% to $17.1 million for the year ended December 31, 2001, from $9.7 million for the year ended December 31, 2000. The growth in revenues is primarily attributable to a $2.0 million, or 60%, increase in data sales to $5.4 million in 2001 from $3.4 million in 2000, a $5.7 million, or 503%, increase in technical services to $6.8 million in 2001 from $1.1 million in 2000 and a $1.2 million, or 53%, increase in seat-based subscriptions to $3.4 million in 2001 from $2.2 million in 2000, offset by a $1.5 million, or 51%, decrease in advertising and e-commerce revenues to $1.5 million in 2001 from $3.0 million in 2000.

     The $2.0 million increase in data sales is due to an increase in the number of corporate contracts to 215 at December 31, 2001, from 152 at December 31, 2000. The addition of new products, such as fundamental data and institutional holdings, as well as an increase in the number of salespeople also contributed to the increase in new corporate contracts. Data sales represented 32% of revenues for the year ended December 31, 2001, compared to 35% of revenues in the prior year.

     The $5.7 million increase in technical services resulted from new contracts to provide these services which were assigned to us in connection with the FIS acquisition effective November 1, 2000. Sales of our technical services were fully reflected in the year ended December 31, 2001 as compared to only two months in the prior year. Technical services represented 40% of revenues for the year ended December 31, 2001, compared to 12% of revenues in the prior year.

     The $1.2 million increase in seat-based subscriptions is due to the increase in the number of seat-based contracts and from an increase in individual accounts. The number of subscribers increased to approximately 23,500 as of December 31, 2001, from approximately 16,000 as of December 31, 2000. Sales leads, which were primarily provided by the traffic to our Web sites and our free to fee initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 20% of revenues for the year ended December 31, 2001, compared to 23% of revenues in the prior year.

     The $1.5 million decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and reflects the significant decline in the online and overall advertising industry that has taken place in the past year. Advertising and e-commerce represented 8% of revenues for the year ended December 31, 2001, compared to 30% of revenues in the prior year.

  Cost of Revenues

     Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased $1.4 million, or 47%, to $4.4 million for the year ended December 31, 2001, from $3.0 million for the year ended December 31, 2000. The $1.4 million increase in cost of revenues is primarily attributable to the FIS acquisition ($2.5 million) offset by a decrease in software and Web site maintenance, content feeds and communications lines. Gross margins increased to 74% for the year ended December 31, 2001, from 69% for the year ended December 31, 2000.

  Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased $2.2 million, or 48%, to $2.4 million for the year ended December 31, 2001, from $4.6 million for the year ended December 31, 2000. As a percentage of revenues, sales and marketing expenses decreased to 14% for the year ended December 31, 2001, from 47% for the year ended December 31, 2000. The $2.2 million decrease in sales and marketing expenses was due to a reduction in our advertising spending and marketing campaign. The decrease in sales and marketing expenses as a percentage of revenue is primarily due to the addition of revenue from FIS which has a smaller percentage of revenue dedicated to sales and marketing as compared to our existing business. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

     Development. Development expenses decreased $229,000, or 10%, to $2.1 million for the year ended December 31, 2001 from $2.4 million for the year ended December 31, 2000. As a percentage of revenues, development expenses decreased to 13% for the year ended December 31, 2001, from 24% for the year ended December 31, 2000. The $229,000 decrease in development expenses is due to the closing of the Kirkland, WA office, as well as internalizing development expenses previously outsourced. The decrease as a percentage of revenues is the result of the addition of revenue from FIS which has a smaller percentage of revenue dedicated to development as compared to our existing business.

     General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased $2.1 million, or 33%, to $8.4 million for the year ended December 31, 2001, from $6.3 million for the year ended December 31, 2000. As a percentage of revenues, general and administrative expenses decreased to 49% in the year ended December 31, 2001, from 64% for the year ended December 31, 2000. The $2.1 million increase in general and administrative expenses was primarily due to the FIS acquisition ($2.7 million) offset by a decrease in personnel, professional service fees and general corporate expenses. The decrease in general and administrative expenses as a percentage of revenue is due to the addition of FIS revenue which has a smaller percentage of revenue dedicated to general and administrative as compared to our existing business. We expect that general and administrative expenses will continue to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business.

     Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization increased $1.3 million, or 37%, to $4.8 million for the year ended December 31, 2001, from $3.5 for the year ended December 31, 2000. As a percentage of revenues, depreciation and amortization decreased to 28% for the year ended December 31, 2001, from 36% for the year ended December 31, 2000. The increase in depreciation and amortization in dollar terms is due to the additional amortization expense related to the FIS acquisition and the increase in property and equipment.

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

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  Revenues

     Revenues increased 106% to $9.7 million for the year ended December 31, 2000, from $4.7 million for the year ended December 31, 1999. The growth in revenues is primarily attributable to a $2.3 million, or 204%, increase in data sales to $3.4 million in 2000 from $1.1 million in 1999, a $791,000, or 55%, increase in seat-based subscriptions to $2.2 million in 2000 from $1.4 million in 1999, and a $826,000, or 38%, increase in advertising and e-commerce revenues to $3.0 million in 2000 from $2.2 million in 1999, as well as the addition of technical services revenues from contracts assigned to us in connection with the FIS acquisition totaling $1.1 million in 2000.

     The $2.3 million increase in data sales is due to an increase in the number of contracts to 152 at December 31, 2000, from 94 at December 31, 1999. An increase in the number of salespeople also contributed to the increase in new corporate contracts. Data sales represented 35% of revenues for the year ended December 2000, compared to 24% of revenues in the prior year.

     The $791,000 increase in seat-based subscriptions is due to an increase in the number of individual subscriptions to approximately 16,000 at December 31, 2000, from approximately 13,000 at December 31, 1999. Seat-based subscriptions represented 23% of revenues for the year ended December 2001, compared to 30% of revenues in the prior year.

     The $826,000 increase in advertising and e-commerce revenues is primarily due to the increase in the number of advertisers and ads delivered, as well as an increase in barter revenues offset by a decrease in advertising rates. Advertising and e-commerce represented 30% of revenues for the year ended December 2001, compared to 46% of revenues in the prior year.

  Cost of Revenues

     Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues increased $1.5 million or 103% to $3.0 million for the year ended December 31, 2000, from $1.5 million for the year ended December 31, 1999. The increase in cost of revenues is primarily attributable to the FIS acquisition and increases in software and Web site maintenance, billed employees and communications lines needed to handle increased traffic. Gross margins were consistent at 69% for the year ended December 31, 2000 and for the year ended December 31, 1999.

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

SELECTED QUARTERLY REVENUE RESULTS

     The following table sets forth unaudited revenue results for each of our last eight fiscal quarters. In the opinion of management, this unaudited quarterly information has been prepared on a basis consistent with our audited consolidated financial statements and includes all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly revenue results are not necessarily indicative of future quarterly patterns or revenue results. This information should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. Revenue for the first three quarters of 2000 have been restated by reducing data sales by $97,242, $123,735 and $169,635, respectively, as compared to amounts previously reflected in the Company's Form 10-Q's to reflect the retroactive application of SAB 101 as of January 1, 2000. The deferral relates to revenue associated with certain up-front fees charged to customers to build customized applications to access information contained in the Company's databases. At December 31, 2001, the aggregate amount deferred is $26,389 and will be recognized over the future estimated life of the customer relationship. The impact of the change for the first three quarters of 2000 is to increase the net loss by $97,242, $123,735 and $169,635, respectively. The impact of the restatement was to increase basic and diluted net loss per share for the first three quarters of 2000 by $(0.01), $(0.01), and $(0.01), respectively. There were no such arrangements prior to 2000 and accordingly, there is no cumulative effect adjustment for prior periods.

                                                                 THREE MONTHS ENDED
                        -----------------------------------------------------------------------------------------------------
                         MAR. 31,     JUNE 30,    SEPT. 30,     DEC. 31,     MAR. 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                           2000         2000         2000         2000         2001         2001         2001         2001
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (UNAUDITED)
REVENUE SOURCES:
Data sales............  $  617,464   $  763,994   $  873,283   $1,130,600   $1,267,501   $1,172,235   $1,435,979   $1,540,178
Technical services....          --           --           --    1,123,549    1,920,105    1,923,268    1,596,524    1,342,468
Seat-based
  subscriptions.......     494,208      548,227      577,440      600,199      648,461      717,420      952,746    1,068,663
Advertising and
  e-commerce..........     766,964    1,083,387      601,143      561,211      446,905      342,498      271,520      406,415
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total.................  $1,878,636   $2,395,608   $2,051,866   $3,415,559   $4,282,972   $4,155,421   $4,256,769   $4,357,724
                        ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $64,485 and ($6,990,024) for the years ended December 31, 2001 and 2000, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. As a result of our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to increase cash provided by operations and continue to be cash flow positive throughout 2002, although no assurance can be given in this regard.

     Capital expenditures, primarily for computers, office and communications equipment, totaled $598,832 for the year ended December 31, 2001 and $1,443,828 for the year ended December 31, 2000. The purchases were required to support our expansion and increased infrastructure.

     In December 2001 and January 2002, we consummated a private sale of common stock and warrants to certain institutional investors. Pursuant to these transactions, we sold an aggregate of 2,000,000 shares of Common Stock, at a purchase price of $2.50 per share, along with four-year warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $2.875 per share resulting in gross proceeds of $5,000,000.

     At December 31, 2001, we had cash and cash equivalents on hand of $3,460,515. We raised an additional $3.8 million in January 2002. We believe that our existing capital resources and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

     In connection with our acquisition of FIS, we issued $6,000,000 in promissory notes to the former owners of FIS ("FIS Notes"). The FIS Notes were originally scheduled to mature on October 27, 2002. In March 2002, we concluded negotiations to extend the maturity date of the FIS Notes. Based on these negotiations, holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for, among other things, the following schedule of principal payments: $1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003 and $1,900,000 on January 2, 2004. If cash generated from operations is insufficient to satisfy these revised debt repayment terms, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely effect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Our future contractual obligations at December 31, 2001 were as follows:

                                                                               2006 AND
                                             2002     2003     2004    2005   THEREAFTER
                                            ------   ------   ------   ----   ----------
Notes payable and interest................  $2,799   $2,103   $1,925   $ --      $ --
Operating leases..........................     910      876      839    728       388
Restructuring costs.......................     274       33       --     --        --
                                            ------   ------   ------   ----      ----
                                            $3,983   $3,012   $2,764   $728      $388

     The Company intends to fund these obligations from its cash on hand at December 31, 2001, as well as through future operating cash flows and our private placement completed in January 2002.

  Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimated useful lives of intangible assets and the determination of restructuring obligations. We base our estimates on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that are believed to be reasonable under the circumstances.

     We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our financial statements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product or customer class inability to make payments, additional allowances will be required. We recognized restructuring obligations for involuntary termination benefits, which resulted from actions which were implemented during the year ended December 31, 2001. The severance benefits associated with the individuals was based on the employees terminated, or expected to be terminated, and the estimated severance benefits which we are obligated to pay based on corporate policy. If certain employees are not involuntarily terminated, or severance amounts are modified, adjustments to the established restructuring obligation may be required. We recognized facility closing costs equal to the gross obligations payable under existing contractual terms from the closing of our Kirkland, WA office in August 2001. If the Company is unable to realize the expected sublease income from the existing sublease arrangement, the net accrued facility closing costs may require adjustment. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We have reduced our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we have estimated future taxable losses in determining the valuation allowance.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

     We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of December 31, 2001, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During fiscal year 2001 there were no changes in or disagreements with our independent accountant on accounting or financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As of March 21, 2002, the directors and executive officers of EDGAR Online, Inc. were as follows:

NAME                          AGE                           POSITION
----                          ---                           --------
Susan Strausberg(1).........  62    Chief Executive Officer, Secretary and Director
Marc Strausberg(1)..........  66    Chairman of the Board and Director
Tom Vos(1)..................  54    President, Chief Operating Officer and Director
Greg D. Adams...............  40    Chief Financial Officer
Albert E. Girod.............  50    Director
Paul Sappington.............  39    Chief Software Officer and Vice President
Jay Sears...................  35    Senior Vice President of Business Strategy and
                                    Development
Bruce Bezpa(2)(3)...........  46    Director
Stefan Chopin(2)(3).........  42    Director
Mark Maged(2)(3)............  69    Director

---------------

(1) Member of the Outside Directors Compensation Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

     Susan Strausberg, a co-founder of EDGAR Online, has served as a member of the Board of Directors, Chief Executive Officer and Secretary since EDGAR Online was formed in November 1995. From December 1994 until the formation of EDGAR Online, Ms. Strausberg was a consultant to Internet Financial Network. Ms. Strausberg served on the Board of Directors of RKO Pictures from December 1998 to May 2001. Ms. Strausberg, the wife of Mr. Strausberg, EDGAR Online's Chairman, holds a B.A. degree from Sarah Lawrence College.

     Marc Strausberg, a co-founder of EDGAR Online, has served as Chairman of the Board of Directors and President since EDGAR Online was formed in November 1995. Mr. Strausberg resigned as President upon the election of Tom Vos to this position in March 1999. In December 1994, Mr. Strausberg co-founded Internet Financial Network, an EDGAR based financial information vendor and served as IFN's co-chairman until founding EDGAR Online. From 1992 to 1994, Mr. Strausberg was the publisher of the Livermore Report, a newsletter that focused on the valuation of initial public offerings. From August 1987 to December 1994, Mr. Strausberg served as Chairman and President of Sindex Inc., which provided computer-based trading systems to hedge funds and brokerage firms. Mr. Strausberg, the husband of Ms. Strausberg, EDGAR Online's Chief Executive Officer, holds a B.A. degree from Muhlenberg College.

     Tom Vos joined EDGAR Online as a Director in August 1996 and was elected Chief Operating Officer in March 1998. Mr. Vos was elected President in March 1999. From September 1986 until March 1998, Mr. Vos was Vice President of Marketing at Bowne & Co., Inc ("Bowne"). In that capacity, Mr. Vos was responsible for strategic planning, acquisitions and new product development. While at Bowne, Mr. Vos was also responsible for advertising and public relations and for the development of both Bowne's Web site and its EDGAR services department. Mr. Vos holds a B.S. degree in Physics from Notre Dame University, an M.S. degree in Electrical Engineering from Ohio State University and an M.B.A. degree from Pace University.

     Greg D. Adams joined EDGAR Online as Chief Financial Officer in March 1999. Mr. Adams is a Certified Public Accountant with diversified business experience in both the public and private sectors. Prior to joining EDGAR Online, Mr. Adams served as Senior Vice President -- Finance and Administration of PRT Group Inc., a technology solutions and services company. From 1994 to 1996, Mr. Adams was the Chief Financial Officer of the Blenheim Group Inc., a publicly held UK information technology exposition and conference management company. Prior to that, Mr. Adams worked for 11 years as an accountant with KPMG Peat Marwick. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams holds a B.B.A. degree in Accounting from the College of William & Mary.

     Albert E. Girod joined EDGAR Online as a Director, Chief Technology Officer and Executive Vice President following EDGAR Online's acquisition of Financial Insight Systems, Inc. ("FIS") in October 2000. Mr. Girod served in these capacities until his resignation as Chief Technology Officer and Executive Vice President on March 21, 2002. Mr. Girod continues to serve as a Director. Mr. Girod founded FIS in 1995 and served as President and Chief Executive Officer from 1995 until October 2000. Mr. Girod also served as Chief Executive Officer (1992-1995) and Vice President (1982-1992) of CDA Investment Technologies, Inc., a provider of computer related financial services to the institutional community. From 1976 until 1982, Mr. Girod served as Vice President of Product Development for SEI Corporation, a provider of automated trust accounting and banking services and a registered investment advisor. Mr. Girod holds a B.S. degree from Villanova University.

     Paul Sappington joined EDGAR Online as Vice President following EDGAR Online's acquisition of FIS in October 2000 and was named Chief Software Officer of EDGAR Online in August 2001. Mr. Sappington joined FIS in 1999 and served as Senior Project Manger from 1999 until October 2000. Mr. Sappington also served as Project Manger (1997-1999), Manager of Software Development (1992-1997) and Senior Software Engineer (1987-1992) of the Research division of Thomson Financial (formally CDA Investment Technologies Inc.), a provider of computer related financial services to the institutional community. Mr. Sappington holds a B.S. degree from Bridgewater College.

     Jay Sears joined EDGAR Online as Vice President of Marketing Business and Development in May 1997. He is currently Senior Vice President of Business Strategy and Development for EDGAR Online. From September 1995 to April 1997, Mr. Sears was Vice President of Marketing for Wolff Media, a publisher of Internet and printed guides to the Internet. From July 1991 to August 1995, Mr. Sears was a Senior Account Supervisor at Creamer Dickson Basford, an international marketing, communications and public relations firm. Mr. Sears holds B.A. degree from Kenyon College.

     Bruce Bezpa joined EDGAR Online as a member of the Board of Directors in March 1999. Mr. Bezpa is currently Vice President of Marketing for Command Financial Press, a leading financial printer. Prior to joining Command in October of 2001, Mr. Bezpa provided consulting services with a focus on strategic development and helping companies create value. Previously, he had worked for Bowne & Co., Inc., a New York based financial printer for 15 years in various capacities including as Vice President of Strategic Development from July 1996 to October 1999, Director of Mutual Funds Services from August 1994 to June 1996 and Director of Marketing from April 1989 to July 1994. Mr. Bezpa holds B.A. and M.B.A. degrees from Rutgers University.

     Stefan Chopin joined EDGAR Online as a member of the Board of Directors in 1996. He is currently a technology consultant to Hudson Ventures, a New York based venture capital firm that focuses on operating and growing technology companies. Previously, Mr. Chopin was the Senior Vice President of Technology for iXL Enterprises, Inc., an e-business solutions provider. Prior to joining iXL in 1998, Mr. Chopin was the founder and President of Pequot Systems, a software development and consulting firm. In October 1998, Pequot was acquired by iXL Enterprises, Inc. which formed the basis of the iXL Financial Services Industry Practices. Prior to founding Pequot Systems in November 1995, Mr. Chopin served as the Vice President of Engineering for Micrognosis, Inc., a leading provider of trading room systems.

     Mark Maged joined EDGAR Online as a member of the Board of Directors in March 1999. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the United States and internationally. From September 1995 through May 2000, he was chairman of Internet Tradeline, Inc. From 1975 through 1983, he served as President and Chief Executive Officer of Schroder's Incorporated, which operated banking, investment banking and investment management businesses as the United States arm of Schroders PLC, an international merchant bank. He is currently a member of the Boards of Directors of Commodore Holdings Limited.

  SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act generally requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. The Company became subject to the requirements of Section 16(a) on May 26, 1999. Regulations promulgated by the SEC require the Company to disclose in this Form 10-K any reporting violations with respect to the 2001 fiscal year which came to the Company's attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or such changes in beneficial ownership as submitted to the Company. Based solely on review of such forms received by the Company, Marc Strausberg, Susan Strausberg and TheBean LLC have made late filings under
Section 16(a) during the 2001 fiscal year as follows. Mr. Strausberg, Ms. Strausberg and TheBean LLC filed Form 4's on October 15, 2001, to report seven(7) purchase transactions relating to the Company's Common Stock that were consummated in September 2001 by Mr. Strausberg. These transactions were required to be reported by Mr. Strausberg, as a direct beneficial owner of such shares, and Ms. Strausberg and TheBean LLC, as indirect beneficial owners, on Form 4's by October 10, 2001. This statement is based solely on a review of the copies of such reports furnished to the Company by its officers, directors and security holders and their written representations that such reports accurately reflect all reportable transactions and holdings.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2001 and 2000 by our Chief Executive Officer and our six most highly compensated executive officers (other than our Chief Executive Officer) (collectively, the Named Executive Officers).

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                     ANNUAL COMPENSATION                      SECURITIES
                                                 ----------------------------                 UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR    SALARY        BONUS        OTHER    OPTIONS (#)
---------------------------                      ----   --------      -------      -------   ------------
Susan Strausberg...............................  2001   $149,654      $    --           --      47,500
  Chief Executive Officer                        2000   $150,000      $20,000           --      35,000
                                                 1999   $150,000      $70,000(3)        --          --

Marc Strausberg................................  2001   $149,654           --           --      47,500
  Chairman                                       2000   $150,000      $20,000           --      35,000
                                                 1999   $150,000      $70,000(3)        --          --

Tom Vos........................................  2001   $149,173           --           --      47,500
  President and Chief Operating Officer          2000   $125,000      $20,000           --      70,000
                                                 1999   $125,000      $70,000(3)        --     100,000

Greg Adams.....................................  2001   $149,173           --      $ 8,100      47,500
  Chief Financial Officer                        2000   $125,000      $20,000      $ 8,100      70,000
                                                 1999   $ 93,269(4)   $62,500      $ 3,254     125,000

Al Girod(1)....................................  2001   $146,320           --           --      47,500
  Chief Technology Officer, Executive Vice       2000   $ 25,035      $ 5,000           --          --
  President and Director

Jay Sears......................................  2001   $137,923           --      $ 5,579      15,000
  Senior Vice President                          2000   $125,000      $20,000      $ 5,100      65,000
  of Business and Strategy Development           1999   $115,096      $70,000      $11,760      25,000

Paul Sappington(2).............................  2001   $136,098           --           --      36,000
  Chief Software Officer and Vice President      2000   $ 23,366      $ 5,000           --          --

---------------

(1) Mr. Girod joined EDGAR Online as Executive Vice President and Chief Technology Officer on October 30, 2000 at a salary of $150,000 per annum. Mr. Girod resigned from these positions effective March 21, 2002.

(2) Mr. Sappington joined EDGAR Online as Chief Software Officer and Vice President on October 30, 2000 at a salary of $140,000 per annum.

(3) These bonuses have been awarded as deferred compensation.

(4) Mr. Adams joined EDGAR Online as Chief Financial Officer in May 1999 at the salary rate of $125,000 per annum.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2001. We have never granted any stock appreciation rights.

                                                                                            POTENTIAL REALIZABLE
                                   INDIVIDUAL GRANTS(1)                                       VALUE AT ASSUMED
                                --------------------------                                    ANNUAL RATES OF
                                NUMBER OF     PERCENT OF                                        STOCK PRICE
                                SECURITIES   TOTAL OPTIONS   EXERCISE                         APPRECIATION FOR
                                UNDERLYING    GRANTED TO     PRICE PER                         OPTION TERM(3)
                                 OPTIONS     EMPLOYEES IN      SHARE                        --------------------
             NAME                GRANTED        2000(2)         ($)      EXPIRATION DATE       5%         10%
------------------------------  ----------   -------------   ---------   ----------------   --------   ---------
Susan Strausberg..............    25,000         2.46%         $2.82     January 25, 2006   $28,442    $ 54,345
                                  22,500         2.21%         $1.21      October 5, 2006   $61,796    $ 85,108
Marc Strausberg...............    25,000         2.46%         $2.82     January 25, 2006   $28,442    $ 54,345
                                  22,500         2.21%         $1.21      October 5, 2006   $61,796    $ 85,108
Tom Vos.......................    25,000         2.46%         $2.56     January 25, 2011   $62,177    $136,953
                                  22,500         2.21%         $1.10      October 5, 2011   $88,865    $156,164
Greg Adams....................    25,000         2.46%         $2.56     January 25, 2011   $62,177    $136,953
                                  22,500         2.21%         $1.10      October 5, 2011   $88,865    $156,164
Al Girod......................    25,000         2.46%         $2.82     January 25, 2006   $28,442    $ 54,345
                                  22,500         2.21%         $1.21      October 5, 2006   $61,796    $ 85,108
Jay Sears.....................    15,000         1.48%         $2.56     January 25, 2011   $37,306    $ 82,172
Paul Sappington...............    15,000         1.48%         $2.56     January 25, 2011   $37,306    $ 82,172
                                  21,000         2.07%         $1.10      October 5, 2011   $82,941    $145,753

---------------

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1999 Stock Option Plan, as amended.

(2) In the year ended December 31, 2001, we granted options to employees to purchase an aggregate of 1,016,050 shares of common stock.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 2001 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Named Executive Officers during this period.

                                                         NUMBER OF
                                                   SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                    UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                   AT DECEMBER 31, 2001         AT DECEMBER 31, 2001(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Susan Strausberg..............................     11,667         70,833             --        $49,555
Marc Strausberg...............................     11,667         70,833             --        $49,555
Tom Vos.......................................    298,334        119,166       $570,400        $59,300
Greg Adams....................................    150,409         92,091       $    375        $59,188
Al Girod......................................         --         47,500             --        $49,555
Jay Sears.....................................    106,668         63,332       $185,563        $ 8,687
Paul Sappington...............................         --         36,000             --        $50,063

---------------

(1) The fair market value of the common stock as of December 31, 2001 was $3.10.

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

     We entered into a five-year amended and restated employment agreement dated June 29, 2001 with Tom Vos to serve as President and Chief Operating Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Vos or EDGAR Online. The agreement provides Mr. Vos with an annual salary of $150,000 and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Vos' employment is terminated (either by him or the employer) within one year thereafter, Mr. Vos will receive a severance benefit equal to the product of 2.99 times the sum of (1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter.

     We entered into a three-year amended and restated employment agreement dated February 1, 2002 with Greg Adams to serve as Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or EDGAR Online. The agreement provides Mr. Adams with an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Adams's employment is terminated (either by him or the employer) within one year thereafter, Mr. Adams will receive a severance benefit equal to the product of 2.99 times the sum of (1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter.

     We entered into a two-year employment agreement dated as of October 1, 2000 with Albert E. Girod. The agreement provides for an annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Girod's employment is terminated (either by him or the employer) within one year thereafter, Mr. Girod will receive a severance benefit equal to the product of 2.00 times the sum of
(1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. In March 2002, the Company, FIS and Mr. Girod entered into an amendment to his employment agreement pursuant to which Mr. Girod's full-time employment with the Company will terminate as of the close of business on March 30, 2002. In addition, Mr. Girod resigned from all of his executive officer positions with the Company and FIS effective March 21, 2002. Mr. Girod will continue as an employee of the Company and will devote one (1) day per week (at the offices of FIS) during the period commencing April 1, 2002 and ending on October 5, 2002 (the "Transition Period") in furtherance of the business affairs of the Company. Additionally, during the Transition Period, Mr. Girod has agreed to make himself available to the Company on a reasonable as-needed basis. Mr. Girod will continue to receive his present salary and benefits throughout the Transition Period, except the last week ending on October 5, 2002 when he will be paid for only one day of such week.

     We entered into a three-year amended and restated employment agreement dated April 13, 2001 with Jay Sears. The agreement provides Mr. Sears with an annual salary of $135,000 and an annual bonus at the discretion of the Board. If Mr. Sears' employment is terminated without cause, or in the event of a change of control (as defined in the agreement) we will pay him eighteen months of his total annual compensation. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for six months thereafter in the case of the non-compete provision and one year thereafter in the case of the non-solicitation provision.

     We entered into a three-year amended and restated employment agreement dated August 1, 2001 with Paul Sappington. The agreement provides Mr. Sappington with an annual salary of $140,000 and an annual bonus at the discretion of the Board. If Mr. Sappington's employment is terminated without cause, or in the event of a change of control (as defined in the agreement) we will pay him a severance benefit equal to the product of 1.5 times his annual salary plus the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter in the case of the non-compete provision and one year thereafter in the case of the non-solicitation provision.

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

     The 1996 Stock Option Plan (the 1996 Plan), which provides for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was ratified and confirmed in November 1998. The 1999 Stock Option Plan (the 1999 Plan), which provided for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was adopted in March 1999 and amended to increase the number of shares reserved for issuance under the Plan from 800,000 to 1,400,000 at the Annual Shareholder Meeting held on August 1, 2000 and to 1,900,000 at the Annual Shareholder meeting held August 1, 2001 . The 1996 and 1999 Stock Option Plans are intended as an incentive to encourage stock ownership by officers and certain of our other employees in order to increase their proprietary interest in our continued growth and success and to encourage such employees to remain in the employ of EDGAR Online.

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

     As of March 20, 2002, 800,000 options were authorized under the 1996 Plan and options to purchase 726,600 shares were outstanding and 47,400 options were available for future grants. As of March 20, 2002, 1,900,000 options were authorized under the 1999 Plan, options to purchase 1,875,955 shares were outstanding and 24,045 options were available for future grants. As of March 20, 2002, 100,000 options were authorized under the 1999 Outside Directors Stock Option Plan, no options to purchase shares had been granted and 100,000 options were available for future grants. As of March 20, 2002, 100,000 options were authorized under the FreeEDGAR Stock Option Plan and 23,784 shares were outstanding. No future grants will be made under the FreeEDGAR Stock Option Plan.

RULE 10b5-1 PLANS

     Rule 10b5-1(b) under the Securities Exchange Act of 1934 prohibits trading by an insider of a company when the insider is in possession of material inside information. To address concerns about the breadth of this standard, the SEC has provided guidance that a person is not liable if a trade was made pursuant to a preexisting trading plan adopted in good faith. Thus, if an insider adopts a trading plan when the insider was not aware of material nonpublic information, which plan contains the amounts, prices, and times of the stock sales to be made in the future, a stock sale made pursuant to the plan is not improper even if the insider later became aware of material nonpublic information.

     Based on this guidance from the SEC, Albert E. Girod, a Director of the Company and former Chief Technology Officer and Executive Vice President, has established a trading plan pursuant to Rule 10b5-1 that provides for the periodic sale of common stock held by him. The plan contains a trading formula that sets forth the dates, times, and amounts of the stock sales to be made under the plan. The plan is also established with a brokerage firm, which is instructed to make the trades in accordance with the trading formula set forth in the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No interlocking relationships exist between any members of EDGAR Online's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. The Company has business and financial relationships with iXL Enterprises, Inc. Stefan Chopin served as a Vice President of iXL Enterprises, Inc during 2001. Our relationship with iXL is described below.

  PEQUOT SYSTEMS (iXL)

     From April 1997 through May 1999, we shared equally the costs of a single lease on 6,600 square feet of space in Norwalk, Connecticut with Pequot Systems ("Pequot") pursuant to which we occupied half of this space and were jointly obligated with Pequot under a lease agreement. This arrangement with Pequot ended in June 1999, when we entered into a separate lease for our portion of these premises, in which we continue to manage our Norwalk operations. From our inception through February 2001, we outsourced our technology development to Pequot. During 1995, in partial payment for services rendered, Pequot received warrants to purchase shares of common stock at an exercise price of $.05 per share. The warrants were exercised in May 1997. In March 1998, Pequot agreed to accept shares of our common stock valued at $1.25 per share in partial payment for services rendered. As a result of these two transactions, Pequot received 359,384 shares of common stock. In 2001, 2000 and 1999, we paid Pequot a total of $164,216, $2,725,770 and, $989,368, respectively, for services provided. As a result of the acquisition of Pequot by iXL, an unrelated company, in 1998, the shares owned by Pequot were transferred to Pequot's founders, including Stefan Chopin, the founder and President of Pequot. Mr. Chopin has been a member of our Board of Directors since 1996 and serves as a member of the Compensation Committee and Audit Committee. We believe that the terms of our agreements with Pequot have been beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might be available to us from unaffiliated third parties.

DIRECTOR COMPENSATION

     No cash compensation has ever been paid to any of the directors of EDGAR Online for service in such capacity. However, directors are currently eligible to receive stock options every three years under EDGAR Online's 1999 Stock Option Plan. In March 1999, each of our non-employee directors was granted options to purchase 10,000 shares of common stock at an exercise price of $4.50 per share. In August 2000, each of our non-employee directors was granted options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share. Following our 2002 Annual Meeting of Shareholders, non-employee directors of EDGAR Online will be eligible to receive non-discretionary, automatic grants of options to purchase common stock as part of our 1999 Outside Directors Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2002 by (1) each of our directors, including our Chief Executive Officer, (2) our six most highly compensated executive officers, other than our Chief Executive Officer, who were serving as executive officers at the end of 2001, (3) all our executive officers and directors as a group and (4) each person who we know owns beneficially more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner listed below is c/o EDGAR Online, Inc., 50 Washington Street, Norwalk, CT 06854.

                                                                           PERCENT
                                                              NUMBER OF      OF
NAME OF BENEFICIAL OWNER                                      SHARES (1)    CLASS
------------------------                                      ----------   -------
EXECUTIVE OFFICERS AND DIRECTORS:
  Susan Strausberg(2).......................................  2,805,228     16.54%
  Marc Strausberg(3)........................................  2,805,228     16.54%
  Tom Vos(4)................................................    485,001      2.81%
  Greg Adams(5).............................................    234,087      1.37%
  Albert E. Girod(6)........................................  2,036,434     12.03%
  Jay Sears(7)..............................................    130,001         *
  Paul Sappington(8)........................................     34,500         *
  Stefan Chopin(9)(10)......................................    305,217      1.80%
     35 Godfrey Road
     Weston, CT 06883
  Bruce Bezpa(10)...........................................     18,215         *
     405 Patton Avenue
     Piscataway, NJ 08854
  Mark Maged(10)............................................     35,143         *
     Rue Kwadeplas, 55
     1640 Rhode Saint Genese
     Belguim
  All executive officers and directors as a group(10
     persons)...............................................  6,083,826     34.45%
OTHER 5% STOCKHOLDERS:
  Bowne & Co., Inc..........................................  1,000,000      5.91%
     345 Hudson Street
     New York, NY 10014
  Par Investment Partners, L.P(11)..........................    972,220      5.74%
     One Financial Center, Ste 1600
     Boston, MA 02111
  Austin W. Marxe(12).......................................  1,500,000      8.73%
     153 East 53rd Street
     New York, NY 10021
  David M. Greenhouse(12)...................................  1,500,000      8.73%
     153 East 53rd Street
     New York, NY 10021

---------------

 *    Represents beneficial ownership of less than 1%.

 (1) Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 20, 2002 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

 (2) Includes 163,600 shares owned by Ms. Strausberg's husband, Marc Strausberg, EDGAR Online's Chairman of the Board and 2,550,426 shares owned by TheBean LLC as well as 20,001 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002 and 20,001 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002 owned by Ms. Strausberg's husband, Marc Strausberg. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.

 (3) Includes 51,200 owned by Mr. Strausberg's wife, Susan Strausberg, EDGAR Online's Chief Executive Officer and 2,550,426 shares owned by TheBean LLC as well as 20,001 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002 and 20,001 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002 owned by Mr. Strausberg's wife, Susan Strausberg. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.

 (4) Includes 345,001 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002.

 (5) Includes 168,372 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002.

 (6) Includes 8,334 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002.

 (7) Includes 130,001 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002.

 (8) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002.

 (9)  Includes shares owned jointly with Barbara Chopin, his wife.

(10) Includes 12,500 shares issuable upon exercise of options exercisable within 60 days of March 20, 2002.

(11) Reflects amount derived from this entity's Schedule 13G filed with the SEC on February 14, 2002.

(12) Consists of the following: 750,000 shares of common stock and 150,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2002 owned by Special Situations Fund III, L.P and 500,000 shares of common stock, and 100,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2002 owned by Special Situations Private Equity Fund, L.P. AWM Investment Company, Inc. is the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III, L.P. MG Advisors, L.L.C. is the general partner of and investment advisor to Special Situations Private Equity Fund, L.P. Austin W. Marx and David M. Greenhouse are the principal owners of AWM Investment Company, Inc., MGP Advisers Limited Partnership and MG Advisors, L.L.C.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  EMPLOYEE LOANS

     In January 2001, we loaned the sum of $400,000 to certain executives, employees and outside directors of the Company for the purpose of purchasing shares of our common stock from TheBean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and Marc Strausberg, our Chairman of the Board are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing Nasdaq market price on the date of sale. The loan was evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes are full recourse and secured by the common stock purchased with the proceeds of the individual loans. The executive officers and outside directors participating in this transaction were Tom Vos ($175,000 Note and 100,000 shares), Greg Adams ($115,001 Note and 65,715 shares), Bruce Bezpa ($10,001 Note and 5,715 shares) and Mark Maged ($30,000 Note and 17,143 shares). The shares of common stock referenced in this paragraph were registered for resale pursuant to a Registration Statement on Form S-3 which was declared effective in February, 2002.

  PEQUOT SYSTEMS (iXL)

     For information regarding our relationship with iXL, see Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation. Susan Strausberg And Marc Strausberg

  INDEBTEDNESS OF MANAGEMENT

     From time to time, we have received cash loans from and have made cash advances to Susan Strausberg and Marc Strausberg, our founders. In December 2000, we advanced the Strausbergs $250,000 which was subsequently repaid in January 2001. In July 2001, we advanced the Strausbergs $200,000 which was subsequently repaid in September 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Agreement and Plan of Merger dated as of September 10, 1999 among EDGAR Online, Inc., FreeEDGAR Acquisition Corp. and
          FreeEDGAR.com, Inc. (7)
  2.2     Agreement and Plan of Merger dated as of October 18, 2000
          among Registrant, FIS Acquisition Corp., Financial Insight
          Systems, Inc. and the Principal Stockholders named therein.
          (6)
  3.01    Certificate of Incorporation (1)
  3.02    Amended and Restated Certificate of Incorporation (2)
  3.03    Bylaws (2)
  4.01    Form of Specimen Stock Certificate for Registrant's Common
          Stock (2)
  4.02    10% Convertible Subordinated Debenture due 2001(1)
  4.03    Warrant to Purchase Common Stock(1)
 10.01    Form of Indemnity Agreement to be entered into between the
          Registrant with each of its directors and executive
          officers(2)
 10.02    1996 Stock Option Plan(1)
 10.03    1999 Stock Option Plan(2)
 10.04    1999 Outside Directors Stock Option Plan(2)
 10.05    Amended and Restated Employment Agreement dated as of May 6,
          1999 between the Registrant and Marc Strausberg(2)
 10.06    Amended and Restated Employment Agreement dated as of May 6,
          1999 between the Registrant and Susan Strausberg(2)
 10.07    Employment Agreement, dated as of April 23, 1999, between
          the Registrant and Tom Vos(2)
 10.08    Employment Agreement, dated as of May 3, 1999, between the
          Registrant and Greg Adams(2)
 10.09    Employment Agreement, dated as of March 11, 1997, between
          the Registrant and Brian Fitzpatrick(2)
 10.10    Employment Agreement, dated as of May 19, 1997, between the
          Registrant and Jay Sears(2)
 10.11    Employment Agreement, dated as of May 3, 1999, between
          Registrant and David Trenck(2)
 10.12    Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation(1)
 10.13    Form of Registration Rights Agreement for December 1998
          Investors(2)
 10.14    Form of Subscription Agreement, including registration
          rights, for March 1999 Investors(2)
 10.15    Lease Agreement, dated April 4, 1997 by and between 50
          Washington Street Realty Corp., Pequot Systems, Inc. and the
          Registrant(1)
 10.16    Dissemination Services Agreement dated September 11, 1998 by and between TRW, Inc. and the Registrant(1)
 10.17    Trademark License Agreement dated March 26, 1999 between the
          U.S. Securities and Exchange Commission and the
          Registrant(2)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.18    Agreement dated March 1, 1998 by and between the Registrant and Pequot Systems, Inc.(2)
 10.19    Form of Content License Agreement(2)
 10.20    Restated Equity Purchase Agreement by and among the
          Registrant, Bowne & Co., Inc., Globix Corporation, Marc
          Strausberg, Susan Strausberg and Michael Horowitz(2)
 10.21    Procurement and Trafficking Agreement dated August 29, 1997 by and between the Registrant and DoubleClick Inc.(3)
 10.22    Agreement dated July 23, 1998 by and between the Registrant and Globix Corporation with annexed Co-location Service
          Agreement(3)
 10.23    Agreement of Lease, dated June 7, 1999, by and between Sono
          Equities LLC and 1122 Associates LLC, as Owner, and the
          Registrant, as Tenant.(4)
 10.24    Office Lease Agreement, dated January 28, 2000, by and
          between Yett Family Partnership, L.P. and the Registrant,
          regarding 10628 NE 37th Circle, Kirkland, Washington.(4)
 10.25    Office Lease Agreement, dated January 28, 2000, by and
          between Yett Family Partnership, L.P. and the Registrant,
          regarding 10635 NE 38th Place, Kirkland, Washington.(4)
 10.26    Office Building Lease Agreement, dated February 7, 2000,
          between 122 East 42nd Street LLC and Registrant.(5)
 10.27    Employment Agreement, dated as of October 1, 2000, between the Registrant and Albert E. Girod.(6)
 10.28    Office Building Lease Agreement, dated July 1, 1998, as
          amended September 24, 1998 by and between OTR and Financial
          Insight Systems, Inc. regarding 11200 Rockville Pike, Suite
          310, Rockville Maryland.(8)
 10.29    Amended and Restated Stock Purchase Agreement dated as of
          January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto(9)
 10.30    Amended and Restated Registration Rights Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the
          Investors set forth in Schedule I thereto(9)
 10.31    Form of Warrant(9)
 10.32    Amendment to Employment Agreement of Albert E. Girod dated
          March 21, 2002(10)
 10.33    Form of Amended and Restated Promissary Note(10)
 10.34    Security Agreement dated March 21, 2002 by and among the
          Company, Financial Insight Systems, Inc. and Albert E.
          Girod, as agent for certain note holders(10)
 10.35    Employment Agreement dated as of June 30, 2001 between the
          Company and Tom Vos
 10.36    Amended and Restated Employment Agreement dated as of August
          1, 2001 between the Company and Paul Sappington
 10.37    Employment Agreement dated as of February 1, 2001 between
          the Company and Greg Adams
 10.38    Amended and Restated Employment Agreement dated as of April
          13, 2001 between the Company and Jay Sears
 17.1     Resignation Letter of Marc Bell(6)
 21.1     Subsidiaries of EDGAR Online, Inc.

---------------

(1) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Registration Statement on Form S-1 (the Registration Statement), as filed with the Commission on March 30, 1999.

(2) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999.

(3) Incorporated by reference to exhibit with corresponding number filed with Amendment No. 2 to the Registration Statement, as filed with the Commission on May 19, 1999.

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

 (8) Incorporated by reference to exhibit with corresponding number filed with Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

 (9) Incorporated by reference to exhibit with corresponding number filed with the Company's Current Report on Form 8-K dated January 11, 2002.

(10) Incorporated by reference to exhibit with corresponding number filed with the Company's Current Report on Form 8-K date March 22, 2002.

(b) Reports on Form 8-K

     The following report on Form 8-K was filed during the quarter ended December 31, 2001: Report on Form 8-K dated November 27, 2001 filed with the Securities and Exchange Commission reporting two press releases.

(c) Financial Statements and Financial Statement Schedules

     The consolidated financial statements of the Company filed as part of this Form 10-K are filed on pages F-1 to F-22 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               EDGAR ONLINE, INC.
                          FINANCIAL STATEMENT SCHEDULE

                       VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
-----------                             ----------   ----------   ----------   -------------   ----------
Allowance for Doubtful Accounts
  Receivable
Year ended December 31, 1999..........   $ 31,542      84,000      154,661        (82,311)      $187,892
Year ended December 31, 2000..........   $187,892     245,000       57,375       (145,583)      $344,684
Year ended December 31, 2001..........   $344,684     545,000       50,479       (642,654)      $297,509

---------------

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

                                          EDGAR ONLINE, INC.

                                          By:     /s/ SUSAN STRAUSBERG
                                            ------------------------------------
                                                      Susan Strausberg
                                                  Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               /s/ SUSAN STRAUSBERG                     Chief Executive Officer, and      March 20, 2002
 ------------------------------------------------                 Director
                 Susan Strausberg


                /s/ GREG D. ADAMS                         Chief Financial Officer         March 20, 2002
 ------------------------------------------------
                  Greg D. Adams


               /s/ MARC STRAUSBERG                         Chairman of the Board          March 20, 2002
 ------------------------------------------------
                 Marc Strausberg


                   /s/ TOM VOS                              President, Director           March 20, 2002
 ------------------------------------------------
                     Tom Vos


               /s/ ALBERT E. GIROD                       Chief Technology Officer,        March 20, 2002
 ------------------------------------------------       Executive Vice President and
                 Albert E. Girod                                  Director


                /s/ STEFAN CHOPIN                                 Director                March 20, 2002
 ------------------------------------------------
                  Stefan Chopin


                  /s/ MARK MAGED                                  Director                March 20, 2002
 ------------------------------------------------
                    Mark Maged


                 /s/ BRUCE BEZPA                                  Director                March 20, 2002
 ------------------------------------------------
                   Bruce Bezpa

                               EDGAR ONLINE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    F-3
Consolidated Statements of Operations for the Years ended
  December 31, 2001, 2000, and 1999.........................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the Years ended December 31, 2001, 2000, and
  1999......................................................    F-5
Consolidated Statements of Cash Flows for the Years ended
  December 31, 2001, 2000, and 1999.........................    F-7
Notes to Consolidated Financial Statements..................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EDGAR Online, Inc.:

     We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 14(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, NY
January 29, 2002, except for note 16 which is as of March 21, 2002

                               EDGAR ONLINE, INC.

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 2001

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:

Cash and cash equivalents...................................  $ 3,460,515    $ 2,283,811
Available-for-sale investments..............................           --      1,497,930
Accounts receivable, less allowance for doubtful accounts of
  $297,509 and $344,684 respectively........................    2,025,523      2,790,277
Income tax receivable.......................................           --        979,500
Other current assets........................................      278,347        127,078
                                                              -----------    -----------

     Total current assets...................................    5,764,385      7,678,596

Property and equipment, net.................................    2,518,767      3,355,823
Intangible assets, net......................................   24,300,920     27,306,891
Investments.................................................       83,333        575,000
Employee loans and advances.................................      434,812        270,225
Other assets................................................      383,614        279,824
                                                              -----------    -----------
     Total assets...........................................  $33,485,831    $39,466,359
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable............................................  $   442,579    $ 1,191,281
Accrued expenses............................................    1,236,671      1,166,858
Deferred revenues...........................................    1,393,222        965,916
Capital lease payable, current portion......................       24,525         67,821
Current portion of notes payable............................    2,546,000        507,785
Accrued interest............................................       75,000         75,000
                                                              -----------    -----------
     Total current liabilities..............................    5,717,997      3,974,661

Capital lease obligation, long-term.........................        7,424          8,297
Notes payable, long-term....................................    3,800,000      6,000,000
                                                              -----------    -----------
     Total liabilities......................................    9,525,421      9,982,958

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized,
  15,421,917 and 14,908,917 shares issued and outstanding at
  December 31, 2001 and 2000, respectively..................      154,219        149,089
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued or outstanding...............           --             --
Additional paid-in capital..................................   54,741,128     53,483,008
Unrealized holding losses...................................           --         (2,070)
Accumulated deficit.........................................  (30,934,937)   (24,146,626)
                                                              -----------    -----------
  Total stockholders' equity................................   23,960,410     29,483,401
                                                              -----------    -----------

     Total liabilities and stockholders' equity.............  $33,485,831    $39,466,359
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                               DECEMBER 31, 2001

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2001           2000          1999
                                                       -----------   ------------   -----------
Revenues:
  Data sales.........................................  $ 5,415,893   $  3,385,341   $ 1,114,971
  Technical services.................................    6,782,365      1,123,549            --
  Seat-based subscriptions...........................    3,387,290      2,220,074     1,429,221
  Advertising and e-commerce.........................    1,467,338      3,012,705     2,186,422
                                                       -----------   ------------   -----------
                                                        17,052,886      9,741,669     4,730,614
                                                       -----------   ------------   -----------
Cost of revenues:
  Software and Web site development..................    3,805,244      1,838,907       505,974
  Barter advertising expense.........................      643,724      1,182,708       983,611
                                                       -----------   ------------   -----------
                                                         4,448,968      3,021,615     1,489,585
                                                       -----------   ------------   -----------
     Gross profit....................................   12,603,918      6,720,054     3,241,029

Operating expenses:
  Sales and marketing................................    2,401,671      4,582,809     2,328,113
  General and administrative.........................    8,374,251      6,278,231     4,094,421
  Product development................................    2,147,864      2,377,433       841,590
  Amortization and depreciation......................    4,767,121      3,484,491       893,614
  Impairment of intangible assets....................           --      6,151,074            --
  Restructuring costs................................      995,482             --            --
                                                       -----------   ------------   -----------
                                                        18,686,389     22,874,038     8,157,738
                                                       -----------   ------------   -----------

     Loss from operations............................   (6,082,471)   (16,153,984)   (4,916,709)

Interest income......................................      111,345      1,055,273       903,256
Interest expense and other, net......................     (501,413)       (81,155)     (149,158)
Loss on investment...................................     (275,000)            --            --
                                                       -----------   ------------   -----------

     Loss before income taxes........................   (6,747,539)   (15,179,866)   (4,162,611)
Income tax expense...................................       40,772         57,439           250
                                                       -----------   ------------   -----------
     Net loss........................................  $(6,788,311)  $(15,237,305)  $(4,162,861)
                                                       ===========   ============   ===========
Basic and diluted net loss per share.................  $     (0.46)  $      (1.18)  $     (0.42)
                                                       ===========   ============   ===========
Basis and diluted weighted average shares
  outstanding........................................   14,911,903     12,862,604     9,805,456
                                                       ===========   ============   ===========

          See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                               DECEMBER 31, 2001

                                                 COMMON STOCK        ADDITIONAL
                                             ---------------------     PAID-IN     ACCUMULATED
                                               SHARES      AMOUNT      CAPITAL       DEFICIT
                                             ----------   --------   -----------   ------------
Balance at December 31, 1998...............   6,331,290   $ 63,313   $ 2,462,201   $ (4,746,460)
Comprehensive loss:
  Net loss.................................          --         --            --     (4,162,861)
  Other comprehensive loss:
     Unrealized loss on investments........          --         --            --             --
Total comprehensive loss
Issuance of common stock...................     240,000      2,400     1,052,850             --
Initial Public Offering, net of issuance
  costs....................................   3,600,000     36,000    30,362,794             --
Issuance of common stock in satisfaction of
  notes payable............................     670,000      6,700       935,488             --
Exercise of stock options and warrants.....     707,822      7,078     1,013,379             --
Issuance of common stock in connection with
  a purchase business combination..........     908,877      9,089     7,795,892             --
Issuance of stock options and warrants in
  connection with purchase business
  combination..............................          --         --       259,176             --
Issuance of warrants for services
  provided.................................          --         --        26,197             --
Stock compensation expense.................          --         --         7,665             --
                                             ----------   --------   -----------   ------------
Balance at December 31, 1999...............  12,457,989    124,580    43,915,642     (8,909,321)
Comprehensive loss:
  Net loss.................................          --         --            --    (15,237,305)
  Other comprehensive loss:
     Unrealized gain on investments........          --         --            --             --
Total comprehensive loss
Issuance of common stock in connection with
  a purchase business combination..........   2,450,000     24,500     9,555,000             --
Exercise of stock options..................         928          9         2,366             --
Stock compensation expense.................          --         --        10,000             --
                                             ----------   --------   -----------   ------------
Balance at December 31, 2000...............  14,908,917    149,089    53,483,008    (24,146,626)
Comprehensive loss:
  Net loss.................................          --         --            --     (6,788,311)
  Other comprehensive loss
     Unrealized loss on investments........          --         --            --             --
Total comprehensive loss
Exercise of stock options..................      13,000        130         3,120             --
Issuance of common stock...................     500,000      5,000     1,245,000             --
Stock compensation expense.................          --         --        10,000             --
                                             ----------   --------   -----------   ------------
Balance at December 31, 2001...............  15,421,917   $154,219   $54,741,128   $(30,934,937)
                                             ==========   ========   ===========   ============

          See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

                                                              UNREALIZED HOLDING
                                                                  GAIN/LOSS           TOTAL
                                                              ------------------   -----------
Balance at December 31, 1998................................       $     --        $(2,220,946)
Comprehensive loss:
  Net loss..................................................             --         (4,162,861)
  Other comprehensive loss:
     Unrealized loss on investments.........................        (44,518)           (44,518)
                                                                   --------        -----------
Total comprehensive loss....................................                        (4,207,379)
                                                                   --------        -----------
Issuance of common stock....................................             --          1,055,250
Initial Public Offering, net of issuance costs..............             --         30,398,794
Issuance of common stock in satisfaction of notes payable...             --            942,188
Exercise of stock options and warrants......................             --          1,020,457
Issuance of common stock in connection with a purchase
  business combination......................................             --          7,804,981
Issuance of stock options and warrants in connection with a
  purchase business combination.............................             --            259,176
Issuance of warrants for services provided..................             --             26,197
Stock compensation expense..................................             --              7,665
                                                                   --------        -----------
Balance at December 31, 1999................................        (44,518)        35,086,383
Comprehensive loss:
  Net loss..................................................             --        (15,237,305)
  Other comprehensive loss:
     Unrealized gain on investments.........................         42,448             42,448
                                                                   --------        -----------
Total comprehensive loss....................................                       (15,194,857)
                                                                   --------        -----------
Issuance of common stock in connection with a purchase
  business combination......................................             --          9,579,500
Exercise of stock options...................................             --              2,375
Stock compensation expense..................................             --             10,000
                                                                   --------        -----------
Balance at December 31, 2000................................         (2,070)        29,483,401
Comprehensive loss:
  Net loss..................................................             --         (6,788,311)
  Other comprehensive loss:
     Unrealized gain on investments.........................          2,070              2,070
                                                                   --------        -----------
Total comprehensive loss....................................                        (6,786,241)
                                                                   --------        -----------
Exercise of stock options...................................             --              3,250
Issuance of common stock....................................             --          1,250,000
Stock compensation expense..................................             --             10,000
                                                                   --------        -----------
Balance at December 31, 2001................................       $     --        $23,960,410
                                                                   ========        ===========

          See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               DECEMBER 31, 2001

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2001           2000           1999
                                                              -----------   ------------   ------------
Cash flow from operating activities:
    Net loss................................................  $(6,788,311)  $(15,237,305)  $ (4,162,861)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Stock compensation expense............................       10,000         10,000          7,665
      Depreciation..........................................    1,248,924        949,480        312,431
      Disposal of fixed assets included in restructuring....      219,134             --             --
      Loss on investment....................................      275,000             --             --
      Accretion and amortization of debt discount...........           --             --         14,000
      Amortization of intangibles...........................    3,518,197      2,535,011        581,183
      Write-down of intangible assets.......................           --      6,151,074             --
      Provisions for bad debt...............................      (47,175)       106,792        146,428
      Non-cash service revenue, net.........................           --             --        (33,251)
      Changes in assets and liabilities:
        Accounts receivable.................................      811,929       (761,236)    (1,077,684)
        Other, net..........................................     (419,646)        36,407       (324,315)
        Accounts payable and accrued expenses...............      (92,351)      (976,343)       973,865
        Accrued interest....................................           --         75,000       (133,804)
        Due to employee.....................................           --             --        (14,575)
        Due to officers, net................................           --       (269,425)      (644,023)
        Deferred revenues...................................      427,306        390,521         84,504
        Income tax receivable...............................      901,478             --             --
                                                              -----------   ------------   ------------
        Total adjustments...................................    6,852,796      8,247,281       (107,576)
                                                              -----------   ------------   ------------
          Net cash provided by (used in) operating
            activities......................................       64,485     (6,990,024)    (4,270,437)
                                                              -----------   ------------   ------------
Cash flow from investing activities:
    Purchase of available-for-sale investments..............           --     (7,010,000)   (16,079,354)
    Sale of available-for-sale investments..................    1,500,000     20,089,354      1,500,000
    Purchase of other investments...........................           --       (520,000)      (283,000)
    Capital expenditures....................................     (598,832)    (1,443,828)    (1,023,419)
    Cash portion of purchase price of business
      combinations..........................................     (804,075)   (12,265,000)      (968,355)
    Net cash acquired in business combination...............           --        443,166         41,346
                                                              -----------   ------------   ------------
          Net cash provided by (used in) investing
            activities......................................       97,093       (706,308)   (16,812,782)
                                                              -----------   ------------   ------------
Cash flow from financing activities:
    Proceeds from issuance of common stock..................  $ 1,250,000   $      2,374   $ 35,280,333
    Proceeds upon exercise of stock options and warrants....        3,250             --      1,020,457
    Costs incurred in connection with the sales of common
      stock.................................................           --             --     (3,826,289)
    Principal payments on notes payable.....................     (161,785)            --     (1,419,879)
    Payments on capital lease obligations...................      (76,339)       (73,704)       (68,310)
                                                              -----------   ------------   ------------
          Net cash provided by (used in)
            financing activities............................    1,015,126        (71,330)    30,986,312
                                                              -----------   ------------   ------------
          Net increase (decrease) in cash
            and cash equivalent.............................    1,176,704     (7,767,662)     9,903,093
Cash and cash equivalents at beginning of year..............    2,283,811     10,051,473        148,380
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of year....................  $ 3,460,515   $  2,283,811   $ 10,051,473
                                                              ===========   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for:
        Taxes...............................................      152,157          2,439            250
        Interest............................................      498,318         21,832         21,689
Fair value of securities issued in connection with purchase
  business combination......................................           --      9,579,500      8,064,157
Notes payable settled in exchange for services provided.....           --             --         59,448
Stock warrants issued in exchange for services provided.....           --             --         26,197
Equipment acquired under capital lease......................       32,170             --         82,662

          See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

(1) DESCRIPTION OF BUSINESS

     EDGAR Online, Inc. (EDGAR Online or the Company), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online Internet Web site in January 1996. EDGAR Online is a provider of financial information derived from U.S. Securities and Exchange Commission (SEC) data and developer of financial and business system solutions. The Company sells to the corporate market and Internet portals as well as running five destination Web sites. The Company has entered into several arrangements with other Internet service providers to market financial information services.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  REVENUE RECOGNITION

     We derive revenues from four primary sources: contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, seat based subscriptions to our Web site services and advertising and other e-commerce based revenues. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Advertising and e-commerce revenue is recognized as the services are provided.

     Revenue is recognized provided acceptance, or delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

  (b)  BARTER TRANSACTIONS

     Barter advertising revenue relates to advertising placed on the Company's Web site by other Internet companies in exchange for the Company's advertising placed on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company applies the provisions of EITF 99-17, Accounting for Advertising Barter Transactions and, accordingly, recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues totaled $643,724, $1,201,576, and $1,125,720 in the years ended December 31, 2001, 2000, and 1999, respectively.

  (c)  WEB SITE DEVELOPMENT COSTS

     In accordance with Emerging Task Force Issue No. 2000-2, Accounting for Web Site Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes certain Web site costs for computer software developed or obtained for internal use. Capitalized software development costs totaled $528,598 and $507,898,

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

at December 31, 2001 and 2000, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $170,726, $130,946, and $0 in the years ended December 31, 2001, 2000 and 1999, respectively.

  (d)  CASH AND CASH EQUIVALENTS

     The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.

  (e)  AVAILABLE-FOR-SALE INVESTMENTS

     The Company's investments are comprised of government and corporate obligations and foreign and domestic marketable securities. At December 31, 2000, all of the Company's investments were classified as available-for-sale and, accordingly, unrealized gains and losses are included as a separate component of shareholders' equity, net of any related tax effect. Realized gains and losses are recognized on the specific identification basis.

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

  (g)  LONG-LIVED ASSETS

     The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain intangibles assets, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (h)  ADVERTISING EXPENSES

     The Company expenses advertising costs as incurred. Advertising expenses were $124,208, $2,473,213, and $1,022,664 for the years ended December 31, 2001,
2000, and 1999, respectively.

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

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

  (j)  DEFERRED FINANCING COSTS

     Deferred financing costs related to the issuance of a convertible debenture and were being amortized over the term of the related debt, using the effective interest method. Amortization expense was $0, $0 and $77,018 for the year ended December 31, 2001, 2000 and 1999, respectively.

  (k)  STOCK-BASED TRANSACTIONS

     The Company accounts for stock-based transactions in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board
(APB) No. 25, Accounting for Stock Issued to Employees, and comply with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price. The Company accounts for the issuance of equity instruments to non-employees in exchange for services at either the fair value of the equity instrument given or the fair value of the services rendered, whichever is more reliably measurable.

  (l)  CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 17% and 31%, and DoubleClick, which comprised 5% and 14% of the Company's total gross receivable balance at December 31, 2001 and 2000, respectively. No other customer accounted for more than 10% of accounts receivable at December 31, 2001 or 2000. NASDAQ comprised 38% of the company's total revenue during 2001. The other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2001, 2000 or 1999. In addition, the Company has not experienced any significant credit losses to date from any one customer.

     The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 2001 and 2000, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are discussed in notes 9 and 14.

  (m)  LOSS PER SHARE

     Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98. Under SFAS No. 128, Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.

     Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debentures are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 2,806,060, 1,900,105, and 1,302,758, for the years ended December 31, 2001,
2000, and 1999, respectively.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

  (n)  BUSINESS SEGMENTS

     In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with the one operating decision making group.

  (O)  COMPREHENSIVE INCOME

     The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income during 1998. SFAS No. 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income (loss) is presented within the statement of changes in stockholders' equity (deficit).

  (P)  USE OF ESTIMATES IN FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates embedded in the consolidated financial statements for the periods presented concern the allowance for doubtful accounts, fair values and useful lives of goodwill and other intangible assets, and the length of certain customer relationships. Actual results could differ from those estimates.

  (Q)  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121).

     SFAS No. 141 is effective immediately, except with regard to business combinations that were initiated prior to July 1, 2001, which the Company accounted for using the purchase method of accounting. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by the Company on January 1, 2002. The adoption of these accounting standards will eliminate amortization of goodwill commencing January 1, 2002. However, impairment reviews may result in future periodic write-downs that could have a material adverse effect on the results of operations in the period recognized. SFAS No. 142 will also require the Company to perform a transitional assessment by June 30, 2002, to determine whether there is an impairment of goodwill. Any such transitional impairment loss will be recognized as a change in accounting

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

principle in the consolidated statement of operations. The Company has not yet performed the initial goodwill impairment test prescribed in SFAS No. 142.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, and amends APB 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its consolidated financial statements.

  (R)  RECLASSIFICATIONS

     During the third quarter of 1999, development expenses were reclassified to operating expenses from cost of revenues. In addition, during the first quarter of 2000, the Company began recording certain advertising revenues net of the related commissions and amounts previously recorded as stock compensation expense have been reported within the functional expense category for which the employee worked. In 2001, the Company reclassified revenues into data sales, technical services, seat-based subscriptions and advertising and e-commerce revenues. Prior comparative amounts have been reclassified to conform to the year 2001 presentation.

(3) ACQUISITIONS

     On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 (see note 16 for subsequent restructuring of these notes) and (3) $804,075 for the payment of fees and acquisition related expenses which were paid in 2001. Of this amount, $586,538 was included in accounts payable at December 31, 2000.

     The aggregate purchase price of $28,148,575 has been allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated knowhow with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years. Since the acquisition was a tax free transaction, the $17,363,247 allocated to identifiable intangible assets created a book tax difference for which a corresponding deferred tax liability of $6,945,299 was established at the acquisition date. In addition, at the date of acquisition, the Company had net deferred tax assets of approximately $6,120,373 for which a valuation allowance of like amount had been recorded. The establishment of the FIS deferred tax liability eliminated the need for substantially all of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance by the amount of the FIS deferred tax liability. This purchase accounting adjustment was recorded in 2001 when the valuation of the intangible assets acquired was finalized. The recognition of the FIS deferred

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

tax liability and the reduction in the Company's valuation allowance increased and decreased goodwill by a like amount.

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

     The aggregate purchase price of $9,901,054 has been allocated to the purchased assets and liabilities based on their relative fair market value on the date of acquisition. The excess purchase price over the estimated fair value of the tangible net liabilities acquired has been allocated as follows: (1) $2,496,246 to customer lists with an estimated useful life of 5 years, (2) $3,155,966 to technology with an estimated useful life of 5 years, (3) $699,280 to established workforce with a useful life of 3 years and (4) $3,549,562 to goodwill with an estimated useful life of 6 years. Since the acquisition was a tax-free transaction, the $6,351,492 allocated to identifiable intangible assets created a book-tax basis difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had net deferred tax assets of approximately $4,719,592 for which a valuation allowance of like amount had been recorded. The establishment of the FreeEDGAR tax liability eliminated the need for substantially all of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance by the amount of the FreeEDGAR deferred tax liability. The recognition of the FreeEDGAR deferred tax liability and the reduction in the Company's valuation allowance increased and decreased goodwill by a like amount. See note 4 for a discussion of subsequent intangible asset impairment.

     The acquisitions were accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' and Partes' assets and liabilities and the operating results of FIS and Partes from the effective dates of the acquisition have been included in the accompanying consolidated financial statements.

     The following unaudited pro forma results of operations assume the acquisitions occurred as of January 1, 1999 and include amortization of intangibles. The pro forma financial information is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of January 1, 1999 nor of future operating results. Pro forma results for the year ended December 31, 2001 are not presented as the transactions are fully reflected in the Company's results of operations for the period.

                                                        PRO FORMA RESULTS   PRO FORMA RESULTS
                                                        FOR THE YEAR END    FOR THE YEAR END
                                                          DECEMBER 31,        DECEMBER 31,
                                                              2000                1999
                                                        -----------------   -----------------
Revenues..............................................    $ 16,576,000        $ 11,514,000
Loss from operations..................................    $(19,178,000)       $(12,654,000)
Net loss..............................................    $(18,261,000)       $(12,222,000)
Basic and diluted loss per share......................    $      (1.23)       $      (0.93)
Basic and diluted weighted average shares.............      14,904,000          13,164,000

(4) IMPAIRMENTS OF LONG-LIVED ASSETS

     The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets when impairment

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value.

     During the second quarter of 2001, the Company recorded a $275,000 loss on investment related to an equity investment made in 2000. This investment was accounted for under the cost method. The company in which the investment was made had lower than expected financial results over the previous several quarters as compared to those forecasted at the time of the investment and these results were not expected to improve in the foreseeable future. As a result, the carrying amount has been reduced to $0.

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

     Among other factors, when assessing evidence of impairment, management considers the proximity of its original investment to the date of evaluation, the Company's commitments to provide ongoing financing, and the expectations at the time of investment of operating results to be achieved. Where impairment indicators are identified, management determines the amount of any impairment charge by comparing the carrying value of the investment and other intangible assets to their fair value. The Company's monitoring process will continue on a prospective basis and the impairment factors evaluated by management may change in subsequent periods given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

(5) RESTRUCTURING COSTS

     In 2001, the Company closed the Kirkland, WA office. The office closing completed the Company's consolidation of its technical operations, which is expected to save $1.5 million on an annual basis. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statement of operations. These restructuring costs included employment termination charges for 14 employees, 11 of which were discharged. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. These restructuring costs included employment termination charges for 12 employees, all of which were discharged. Restructuring costs include the following:

                                                    2001 ACTIVITY
                                      TOTAL     ---------------------      BALANCE AT
                                      COSTS       CASH       NONCASH    DECEMBER 31, 2001
                                     --------   ---------   ---------   -----------------
Writedown of fixed assets..........  $234,243   $      --   $(234,243)      $     --
Non-recoverable lease payments,
  net..............................   170,487     (61,352)    (11,853)        97,282
Non-cancelable service contracts...   187,930     (95,292)     89,030        181,668
Employment termination payments....   319,299    (236,799)    (54,500)        28,000
Employment termination payments --
  FIS..............................    83,523     (83,523)         --             --
                                     --------   ---------   ---------       --------
Total restructuring costs..........  $995,482   $(476,966)  $(211,566)      $306,950
                                     ========   =========   =========       ========

     All restructuring obligations are included in accrued expenses at December 31, 2001.

(6) AVAILABLE-FOR-SALE INVESTMENTS

     The Company's investment in available-for-sale investments at December 31, 2000 was comprised of corporate bonds and commercial paper. These instruments had a cost of $1,500,000 and a fair value of $1,497,930 at December 31, 2000. Individual unrealized gains and unrealized losses were not significant at December 31, 2000. These investments were sold in 2001 for $1,500,000 resulting in no gain or loss. The Company held no available-for-sale investments at December 31, 2001.

(7) PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 and 2000 is summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Equipment...................................................  $3,805,723   $3,255,646
Furniture and fixtures......................................     395,733      487,693
Purchased software..........................................     530,042      587,730
Software development costs..................................     528,598      507,898
Leasehold improvements......................................     186,781      235,586
Automobiles.................................................       6,000       64,754
                                                              ----------   ----------
Subtotal....................................................   5,452,877    5,139,307
Less accumulated depreciation...............................  (2,934,110)  (1,783,484)
                                                              ----------   ----------
Total.......................................................  $2,518,767   $3,355,823
                                                              ==========   ==========

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,248,924, $949,480 and $312,431, respectively.

     At December 31, 2001 and 2000, the Company had $114,832 and $246,350, respectively, of equipment under capital leases included in equipment and related accumulated amortization of $46,001 and $93,029, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

(8) ACCRUED EXPENSES

     Accrued expenses consist of the following at December 31, 2001 and 2000:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Compensation and related benefits...........................  $  681,293   $  987,888
Professional fees...........................................     162,900      113,603
Restructuring costs.........................................     306,950           --
Other.......................................................      85,528       65,367
                                                              ----------   ----------
Total.......................................................  $1,236,671   $1,166,858
                                                              ==========   ==========

(9) NOTES PAYABLE

     Notes payable consist of the following at December 31, 2001 and 2000:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Promissory notes............................................  $6,000,000   $6,000,000
Line of credit..............................................     346,000      475,000
Other.......................................................          --       32,785
                                                              ----------   ----------
  Total notes payable.......................................   6,346,000    6,507,785
Less:
  Current portion...........................................  (2,546,000)    (507,785)
                                                              ----------   ----------
Notes payable, long-term....................................  $3,800,000   $6,000,000
                                                              ==========   ==========

     In connection with the FIS acquisition, the Company issued a series of two-year senior subordinated secured promissory notes with a total principal amount of $6,000,000. Interest accrues at 7.5% annually and is payable quarterly in arrears on January 27, April 27, July 27 and October 27. Interest expense for the years ended December 31, 2001 and 2000 was $450,000 and $75,000, respectively. The fair value of the senior subordinated secured promissory notes at December 31, 2001 was estimated at approximately $6,000,000 based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate. See note 16 for subsequent restructuring of these notes.

     In October 1998, FIS entered into an agreement with a bank for a $200,000 line of credit. This agreement was increased in April 2000 to $500,000. At December 31, 2001, $346,000 was outstanding under the facility and is repayable on demand. The interest rate at December 31, 2001 was 5 1/2% which is 1/2% over the bank's prime rate of interest. Interest expense for the years ended December 31, 2001 and 2000 was $36,094 and $5,049, respectively. The fair value of the line of credit at December 31, 2001 approximated its carrying value given the variable nature of the interest rate. At December 31, 2001, the Company was in default of one of the covenants under this note and received subsequent waiver of that covenant from the bank.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

     In July 1998, the Company received $1,000,000 in exchange for a $1,000,000 Convertible Debenture due July 2001 with interest accruing at 10% in years two and three. The terms of this financing enabled the lender to convert the debenture into 670,000 shares of the Company's common stock. The lender also received a warrant, expiring July 23, 1999, to purchase an additional 666,667 shares of the Company's common stock at $1.50 per share. The Company estimated the fair value of the warrant at the date of issue and recorded $102,708 of the consideration received as a credit to additional paid-in capital. On May 11, 1999, in connection with the Company's IPO, the holder of the Company's $1,000,000 face amount Convertible Debenture exercised its right to convert the Convertible Debenture into 670,000 shares of Company common stock. In addition, the holder exercised their warrant to purchase 666,667 shares of Company common stock at $1.50 per share. Interest expense for 1999 includes $27,778 of accretion of the debt discount resulting from the fair value of the warrants.

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

     Interest expense and other financing charges for the years ended December 31, 2001, 2000, and 1999, totaled $497,450, $95,027, and $149,436 respectively.

(10) INCOME TAXES

     Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. The net provision for income taxes for the years ended December 31, 2001, 2000 and 1999 consists primarily of State of Connecticut capital tax in the amount of $35,727, $40,212, and $250, respectively. At December 31, 2001, the Company has approximately $24 million in federal net operating losses, which will expire between 2010 and 2022, and approximately $11 million of state net operating loss carry forwards, which will expire between 2002 and 2017.

     As discussed in note 3, the Company allocated $17,363,247 of the FIS purchase price to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945,299 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120,373 for which a valuation allowance of a like amount had been recorded. The establishment of the FIS deferred tax liability eliminated the need for the valuation allowance on the Company's net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2001, 2000 and 1999 includes a tax benefit of approximately $788,783, $115,754 and $0, respectively, representing the decrease in FIS' deferred tax liability as a result of the amortization and impairment write-off of the FIS

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the FIS deferred tax liability.

     As discussed in note 3, the Company allocated $6,351,492 of the FreeEdgar purchase price to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $4,719,592 for which a valuation allowance of a like amount had been recorded. The establishment of the FreeEdgar deferred tax liability eliminated the need for $2,540,000 of the valuation allowance on the Company's net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2001, 2000 and 1999 includes a tax benefit of approximately $207,156, $1,693,572 and $159,079, respectively, representing the decrease in the FreeEdgar deferred tax liability as a result of the amortization and impairment write-off of the FreeEdgar intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the FreeEdgar deferred tax liability.

     The Company's tax provision differed from the amount computed using the federal statutory rate of 35% in 2001 and 34% in 2000 and 1999 as follows:

                                                        YEAR ENDED DECEMBER 31
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Expected federal income tax benefit at 35%....  $(2,361,639)  $(5,161,154)  $(1,415,288)
State taxes, net of federal effect............      (45,322)       39,363           165
Amort. and write-off of non-deductible
  intangibles.................................      363,833     1,600,300        58,324
Other permanent differences...................     (162,330)        3,602        10,555
Federal valuation allowance...................    2,246,230     3,575,328     1,346,494
                                                -----------   -----------   -----------
                                                $    40,772   $    57,439   $       250
                                                ===========   ===========   ===========

     The Company's deferred tax assets and liabilities and related valuation allowance as of December 31, 2001 and 2000 are as follows:

                                                                 2001          2000
                                                              -----------   ----------
Deferred tax assets (liabilities):
  Net operating loss carry forwards.........................  $10,283,908   $7,612,268
  Deferred compensation.....................................           --      185,588
  Accruals and other, net...................................      265,197      166,739
  Stock compensation expense................................      481,737      460,266
  Identifiable intangibles..................................   (6,542,716)  (7,517,491)
Federal and state valuation allowance.......................   (4,488,126)    (907,370)
                                                              -----------   ----------
                                                              $        --   $       --
                                                              ===========   ==========

     Realization of the net operating loss carry forward and other future deductible differences is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carry forwards. Due to the Company's short operating history, a valuation allowance has been recorded for the entire amount of the net deferred tax asset as the Company has concluded that it is not more likely than not that there will be future taxable income sufficient to realize the future taxable temporary differences and operating loss carry forwards prior to their expiration.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

     Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules. The company has not yet determined whether such an ownership change has occurred.

(11) STOCKHOLDERS' EQUITY

  Common Stock

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

     During 2001, 2000 and 1999, additional shares were issued in connection with the exercise of stock options totaling 13,000, 928 and 11,155, respectively.

     In addition, during 2000 and 1999, 2,450,000 and 908,877 shares were issued in connection with purchase business combinations.

     In December 2001, the Company initiated a private placement of 2,000,000 shares of its common stock at $2.50 per share as well as 400,000 four-year warrants with an exercise price of $2.875 per share. 500,000 shares and 100,000 warrants were sold prior to December 31, 2001 which resulted in proceeds of $1,250,000. The remaining shares and warrants were sold on January 8, 2002. See note 16 on subsequent events.

  Stock Warrants

     Since its inception, the Company has issued warrants to purchase Company common stock in return for various services rendered or in connection with certain debt and equity financings.

     Warrants issued in exchange for services totaled 23,167 for the year ended December 31, 1999. Based on estimated fair values at the respective dates of issuance the Company has recorded professional services expense and additional paid-in capital of $26,197 in 1999.

     In 1998, the Company issued 706,668 warrants in connection with debt financings which have been fair valued at their date of issuance. Additional interest expense has been recorded for the year ended December 31, 1999 of $27,778. The related debt was repaid during 1999.

     During 1999, the Company issued 11,299 warrants in connection with the Partes acquisition and 523,500 warrants in connection with equity financing, including the Company's IPO.

     In December 2001, the Company issued 100,000 four-year warrants with an exercise price of $2.875 in connection with the private placement of 500,000 shares of its common stock.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

     Warrant activity during the periods indicated is as follows:

                                                             NUMBER OF    EXERCISE PRICE
                                                             WARRANTS    WEIGHTED AVERAGE
                                                             ---------   ----------------
Outstanding at December 31, 1998...........................   730,000         $1.46
Issued.....................................................   557,966          7.31
Exercised..................................................  (696,667)         1.46
Cancelled..................................................  (240,000)         4.50
                                                             --------
Outstanding at December 31, 1999...........................   351,299          8.68
Issued.....................................................        --            --
Exercised..................................................        --            --
Cancelled..................................................        --            --
                                                             --------
Outstanding at December 31, 2000...........................   351,299          8.68
Issued.....................................................   100,000          2.88
Exercised..................................................        --            --
Cancelled..................................................        --            --
                                                             --------
Balance at December 31, 2001...............................   451,299         $7.43
                                                             ========

     The weighted average contractual life of warrants outstanding at December 31, 2001 and 2000 was 2.76 and 3.41 years, respectively.

(12) STOCK OPTION PLANS

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

     On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the 1999
Plan) and the 1999 Outside Directors Stock Option Plan (the 1999 Directors
Plan). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2001 and August 1, 2000, the Plan was amended to increase the number of shares available for grant by 500,000 and 800,000, respectively. As of December 31, 2001, 1,900,000 options are authorized under the 1999 Plan. The 1999 Directors Plan authorizes the issuance of options to purchase up to 100,000 shares of the Company's common stock.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

     Option activity for the 1996 Plan, the 1999 Plan and the 1999 Directors Plan during the periods indicated is as follows:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF OPTIONS     OPTION PRICE
                                                       -----------------   ----------------
Outstanding at December 31, 1998.....................        400,000            $0.29
Issued...............................................        604,928             5.47
Exercised............................................        (11,155)            0.49
Cancelled............................................        (42,314)            6.35
                                                           ---------
Outstanding at December 31, 1999.....................        951,459             3.64
Issued...............................................        759,750             5.63
Exercised............................................           (928)            2.56
Cancelled............................................       (161,475)            7.03
                                                           ---------
Outstanding at December 31, 2000.....................      1,548,806             4.10
Issued...............................................      1,016,050             1.86
Exercised............................................        (13,000)            2.56
Cancelled............................................       (197,095)            4.00
                                                           ---------
Balance at December 31, 2001.........................      2,354,761             3.16
                                                           =========

     The Company recorded $10,000, $10,000 and $7,665 of compensation expense in the years ended December 31, 2001, 2000 and 1999, respectively, calculated as the difference between the exercise price and the estimated fair value of stock options at the grant date, allocated over the vesting periods of the options. These amounts have been included within sales and marketing expenses. At December 31, 2001, $2,335 of this amount is deferred and included as an offset within additional paid in capital

     Options outstanding and exercisable at December 31, 2001 are as follows:

                              OPTIONS OUTSTANDING

                                                           WEIGHTED AVERAGE
RANGE OF                                       NUMBER         REMAINING       WEIGHTED AVERAGE
EXERCISE PRICE                               OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
--------------                               -----------   ----------------   ----------------
$ 0.25 to  2.50............................      901,400         8.01              $0.79
  2.51 to  5.00............................    1,146,744         8.34               3.50
  5.01 to 10.00............................      300,087         7.99               8.71
 10.01 to 15.00............................        4,940         4.66              10.23
 15.01 to 20.00............................           --           --                 --
 20.01 to 25.00............................          849         5.30              20.85
 25.01 to 30.00............................           --           --                 --
 30.01 to 35.00............................          741         5.54              34.05
                                             -----------         ----              -----
  0.25 to 35.00............................    2,354,761         8.16              $3.16
                                             ===========         ====              =====

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

                              OPTIONS EXERCISABLE

                                                              NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                                     EXERCISABLE    EXERCISE PRICE
-----------------------                                     -----------   ----------------
$ 0.25 to  2.50...........................................    372,001          $0.28
  2.51 to  5.00...........................................    433,407           4.12
  5.01 to 10.00...........................................    149,337           8.56
 10.01 to 15.00...........................................      4,940          10.23
 15.01 to 20.00...........................................         --             --
 20.01 to 25.00...........................................        809          20.80
 25.01 to 30.00...........................................         --             --
 30.01 to 35.00...........................................        741          34.05
                                                              -------          -----
  0.25 to 35.00...........................................    961,235          $3.39
                                                              =======          =====

     At December 31, 2001, 520,156 options are available for grant.

     As discussed in note 2, the Company has elected to continue to use APB No. 25 to measure compensation expense related to employee stock options and has recorded compensation expense where the exercise price of the option was less than the fair value of the stock on the date of grant. Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the years ended December 31, 2001, 2000 and 1999 would have been as follows:

                                                  2001           2000          1999
                                               -----------   ------------   -----------
Net loss -- as reported......................  $(6,788,311)  $(15,237,305)  $(4,162,861)
Net loss -- pro forma........................  $(9,331,399)  $(17,334,374)  $(4,989,843)
Basic and diluted net loss per share -- as
  reported...................................  $     (0.46)  $      (1.18)  $     (0.42)
Basic and diluted net loss per share -- pro
  forma......................................  $     (0.63)  $      (1.35)  $     (0.51)

     The fair value of the options granted to employees in 2001, 2000, and 1999 as calculated under SFAS 123, ranged from $1.08 to $3.37, $1.62 to $8.70, and $0.12 to $9.40, respectively, with a weighted average fair value of $1.80, $5.49, and $2.35, respectively. The following assumptions were used in the calculations:

                                                2001          2000          1999
                                             -----------   -----------   -----------
Risk free interest rate....................  3.25%-4.97%   4.49%-4.67%   6.50%-6.52%
Expected life..............................   10 years      10 years      10 years
Expected dividend yield....................      0%            0%            0%
Volatility.................................     142%          129%          153%

(13) COMMITMENTS AND CONTINGENCIES

     The Company leases space in Norwalk, Connecticut, New York, New York, and Kirkland, Washington for its primary offices. Rent expense totaled $1,243,278, $589,239 and $149,308 for the years ended December 31, 2001, 2000 and 1999, respectively.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

     Future minimum lease payments under non-cancelable operating leases and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

YEAR ENDING DECEMBER 31, :                                 OPERATING LEASES   CAPITAL LEASES
--------------------------                                 ----------------   --------------
2002.....................................................     $  909,706         $27,422
2003.....................................................        876,370           7,674
2004.....................................................        839,115              --
2005.....................................................        727,891              --
Thereafter...............................................        387,922              --
                                                              ----------         -------
  Total..................................................     $3,741,004          35,096
                                                              ==========
Amount representing interest.............................                         (3,147)
                                                                                 -------
Net capital leases obligation............................                        $31,949
                                                                                 =======

     The amounts above include payments due under the lease on the former FreeEDGAR facilities, net of contractual sublease payments, which have been accrued in restructuring costs.

(14) RELATED PARTY TRANSACTIONS

     The Company provides services in the normal course of business to three shareholders. Revenues from these related parties totaled $788,281, $709,200 and $383,000 in 2001, 2000 and 1999, respectively. Of the revenues received, $75,000 in 1999 was used to satisfy a note payable and related accrued interest to one shareholder. The Company also purchased services in the normal course of business from three shareholders, only one of which was included in the group of shareholders to whom we provide services which totaled $417,138 $3,078,741 and $1,535,479 in 2001, 2000 and 1999, respectively.

     The Company entered into compensation agreements with its two founding stockholders that provide for combined annual compensation of $300,000 commencing in January 1996, payment of which is dependent upon the availability of cash and other factors.

     In January 2001, we loaned the sum of $400,000 to certain executives, employees and outside directors of the Company for the purpose of purchasing shares of our common stock from The Bean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and Marc Strausberg, our Chairman of the Board are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing Nasdaq market price on the date of sale. The loan was evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes are full recourse and secured by the common stock purchased with the proceeds of the individual loans. The fair value of these notes at December 31, 2001 was estimated at approximately $400,000 based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

                               EDGAR ONLINE, INC.

                               DECEMBER 31, 2001

(15) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except for per share data):

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Year Ended December 31, 2001
Net Revenues...........................................  $ 4,283   $ 4,155   $ 4,257   $ 4,358
Loss from Operations...................................  $(1,635)  $(2,295)  $(1,626)  $  (527)
Net loss...............................................  $(1,706)  $(2,690)  $(1,733)  $  (660)
Basic and diluted net loss per share...................  $ (0.11)  $ (0.18)  $ (0.12)  $ (0.04)
Basic and diluted weighted average shares
  outstanding..........................................   14,909    14,909    14,909    14,921
                                                         =======   =======   =======   =======
Year Ended December 31, 2000
Net Revenues...........................................  $ 1,879   $ 2,396   $ 2,052   $ 3,415
Loss from Operations...................................  $(2,932)  $(2,337)  $(2,247)  $(8,638)
Net loss...............................................  $(2,597)  $(2,047)  $(1,967)  $(8,626)
Basic and diluted net loss per share
                                                         $ (0.21)  $ (0.16)  $ (0.16)  $ (0.61)
Basic and diluted weighted average shares
  outstanding..........................................   12,458    12,459    12,459    14,074
                                                         =======   =======   =======   =======

     Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.

(16) SUBSEQUENT EVENTS

     In connection with our acquisition of FIS, the Company issued $6,000,000 in promissory notes to the former owners of FIS ("FIS Notes"). The FIS Notes were originally scheduled to mature on October 27, 2002. On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003 and
$1,900,000 on January 2, 2004. Interest will remain at 7.5% and will be payable according to the original terms.

     In January 2002, the Company completed a private sale of 2,000,000 shares of common stock at a purchase price of $2.50 and 400,000 four-year warrants at an exercise price of $2.875 per share to certain institutional investors which resulted in gross proceeds of $5,000,000. 500,000 shares and 100,000 warrants were sold prior to December 31, 2001 which resulted in proceeds of $1,250,000 which is included in cash on the accompanying balance sheet. The remaining 1,500,000 shares and 300,000 warrants were sold on January 8, 2002.