Form 10-Q
period 2002-03-31
EDGAR ONLINE INC
filed 2002-05-15
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

 [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

 FOR THE TRANSITION PERIOD FROM: _____________________ TO _____________________

                         COMMISSION FILE NUMBER: 0-26071

                               EDGAR ONLINE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
--------------------------------------------------------------------------------

DELAWARE                                                06-1447017
STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                        IDENTIFICATION NO.)


--------------------------------------------------------------------------------

                      50 WASHINGTON ST., NORWALK, CT 06854
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (203) 852-5666
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Number of shares of common stock outstanding at May 15, 2002: 16,937,917 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001

                                      INDEX

                                                                                                            Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

         March 31, 2002 (unaudited) and December 31, 2001..................................................  3

Condensed Consolidated Statements of Operations

         Three Months Ended March 31, 2002 (unaudited) and 2001 (unaudited)................................  4

Condensed Consolidated Statements of Cash Flows

         Three Months Ended March 31, 2002 (unaudited) and 2001 (unaudited)................................  5

Notes to Condensed Consolidated Financial Statements.......................................................  6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............  9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk......................................... 19

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................................................. 20

ITEM 2. Changes in Securities and Use of Proceeds.......................................................... 20

ITEM 3. Defaults Upon Senior Securities.................................................................... 20

ITEM 4. Submission of Matters to a Vote of Security Holders................................................ 20

ITEM 5. Other Information.................................................................................. 20

ITEM 6. Exhibits and Reports on Form 8-K................................................................... 20

Signatures................................................................................................. 21

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                             March 31, 2002
                                                                              (unaudited)      December 31, 2001
                                                                             --------------    -----------------

          ASSETS

Cash and cash equivalents                                                       $  6,096         $  3,461
Accounts receivable, less allowance of $224 and $298, respectively                 2,615            2,026
Other current assets                                                                 295              278
                                                                                --------         --------
          Total current assets                                                     9,006            5,765

Property and equipment, net                                                        2,290            2,519
Goodwill and intangibles                                                          23,893           24,301
Other assets                                                                         891              901
                                                                                --------         --------

          Total assets                                                          $ 36,080         $ 33,486
                                                                                ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $  1,308         $  1,680
Deferred revenues                                                                  1,520            1,393
Notes payable and accrued interest                                                 2,275            2,621
Capital lease payable, current portion                                                17               25
                                                                                --------         --------
          Total current liabilities                                                5,120            5,719

Notes payable                                                                      3,800            3,800
Capital lease payable, long-term                                                       3                7
                                                                                --------         --------

          Total liabilities                                                        8,923            9,526

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,924,917 and 15,421,917 shares issued and outstanding at March 31, 2002
          and December 31, 2001, respectively                                        169              154
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding                                                       --               --
Additional paid-in capital                                                        58,131           54,741
Accumulated deficit                                                              (31,143)         (30,935)
                                                                                --------         --------

          Total stockholders' equity                                              27,157           23,960
                                                                                --------         --------

          Total liabilities and stockholders' equity                            $ 36,080         $ 33,486
                                                                                ========         ========

See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                                2002             2001
                                              --------         --------
Revenues:

         Data sales                           $  1,443         $  1,268
         Technical services                      1,143            1,920
         Seat-based subscriptions                1,108              648
         Advertising and e-commerce                392              447
                                              --------         --------
Total revenues                                   4,086            4,283

Cost of revenues:                                  693            1,401
                                              --------         --------

Gross profit                                     3,393            2,882

Operating expenses:
         Sales and marketing                       593              607
         Development expenses                      488              623
         General and administrative              1,788            2,122
         Restructuring charges                    (100)              --
         Depreciation and amortization             725            1,165
                                              --------         --------
                                                 3,494            4,517

         Loss from operations                     (101)          (1,635)

Interest and other expense, net                    (94)             (71)
                                              --------         --------

         Loss before income taxes                 (195)          (1,706)

Income tax provision                               (13)              --
                                              --------         --------

         Net loss                             $   (208)        $ (1,706)
                                              ========         ========

Weighted average shares outstanding-basic
and diluted                                     16,789           14,909
Net loss per share-basic and diluted          $  (0.01)        $  (0.11)

See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,

                                                                                2002            2001
                                                                             -------         -------
Cash flows from operating activities:
      Net loss                                                               $  (208)        $(1,706)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                            290             326
         Amortization of intangibles                                             435             839
         Provisions for bad debts                                                (74)            (89)
         Stock compensation expense                                                2               3
         Changes in assets and liabilities:
              Accounts receivable                                               (516)            535
              Other assets                                                       (32)           (118)
              Accounts payable and accrued expenses                             (372)           (229)
              Deferred revenues                                                  127            (146)
                                                                             -------         -------
                  Total adjustments                                             (140)          1,121
                                                                             -------         -------

                  Net cash used in operating activities                         (348)           (585)


Cash used in investing activities:

      Purchases of property and equipment                                        (61)           (218)
                                                                             -------         -------
                  Net cash used in investing activities                          (61)           (218)

Cash flows from financing activities:
      Proceeds from issuances of common stock and warrants                     3,402              --
      Proceeds from exercise of stock options                                      1              --
      Principal payments on notes payable                                       (346)            (33)
      Payments on capital lease obligations                                      (13)            (25)
                                                                             -------         -------

                  Net cash provided by (used in) financing activities          3,044             (58)
                                                                             -------         -------

Net change in cash and cash equivalents                                        2,635            (861)
Cash and cash equivalents at beginning of period                               3,461           2,284
                                                                             -------         -------

Cash and cash equivalents at end of period                                   $ 6,096         $ 1,423
                                                                             =======         =======

Supplemental disclosure of cash flow information:

      Cash paid for interest                                                 $   118         $   115

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

The unaudited interim financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K, filed with the SEC in March 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the fair value of purchased intangible assets, and the estimated useful lives of certain purchased intangible assets.

(2) RECLASSIFICATIONS

The Company has reclassified revenues into data sales, technical services, seat-based subscriptions and advertising and e-commerce revenues. Prior quarterly comparative amounts have been reclassified to conform to this presentation.

(3) BUSINESS COMBINATIONS

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) $804,075 for the payment of fees and acquisition related expenses. The aggregate purchase price of $28,148,575 has been allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated knowhow with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years.

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

(4) REVENUE RECOGNITION

We derive revenues from four primary sources: contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, seat based subscriptions to our Web site services and advertising and other e-commerce based revenues. Revenue from data sales is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, or delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(5) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 44% and 17% of the Company's total gross receivable balance at March 31, 2002 and December 31, 2001, respectively. No other customer accounted for more than 10% of accounts receivable at March 31, 2002 or December 31, 2001. NASDAQ comprised 34% and 40% of the company's total revenue during the three months ended March 31, 2002 and 2001, respectively. The other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three months ended March 31, 2002 or 2001. In addition, the Company has not experienced any significant credit losses to date from any one customer. The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at March 31, 2002 and December 31, 2001, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

(6) RESTRUCTURING COSTS

In 2001, the Company closed the Kirkland, WA office. The office closing completed the Company's consolidation of its technical operations, which is expected to save $1.5 million on an annual basis. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statement of operations. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. In March 2002, the Company negotiated a contract termination, thereby eliminating $100,000 of future obligations. Restructuring costs include the following:




                                                                    Remaining                                        Remaining
                                             Total               Obligation at           2002 Activity             Obligation at
                                             Costs               March 31,2001        Cash        Non-Cash        March 31, 2002
                                           ----------------------------------------------------------------------------------------
Write down of fixed assets                   $ 234                    $  --           $  --         $  --            $  --
Non-recoverable lease payments                 170                       97             (31)          (10)              56
Non-cancelable service contracts               188                      182              (5)         (101)              76
Employment termination payments                319                       28             (39)           11               --
Employment termination payments - FIS           84                       --              --            --               --

                                           -----------------------------------------------------------------------------------------
Total restructuring costs                    $ 995                    $ 307           $ (75)        $(100)           $ 132

All restructuring obligations are included in accrued expenses at March 31, 2002 and December 31,2001.

(7) LOSS PER SHARE

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

Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,382,638 and 2,389,255 for the three months ended March 31, 2002 and 2001, respectively.

(8) PRIVATE PLACEMENT OF COMMON STOCK

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 141 was effective July 1, 2001, except with regard to business combinations that were initiated prior to that date, which the Company accounted for using the purchase method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company on January 1, 2002. The adoption of these accounting standards required that assembled workforce be included in goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. However, impairment reviews may result in future periodic write-downs that could have a material adverse effect on the results of operations in the period recognized. SFAS No. 142 will also require the Company to perform a transitional assessment by June 30, 2002, to determine whether there is an impairment of goodwill. Any such transitional impairment loss will be recognized as a change in accounting principle in the consolidated statement of operations. The Company has not yet completed the initial goodwill impairment test prescribed in SFAS No. 142. The following table reflects the reconciliation of reported net loss and net loss per share to amounts adjusted for the exclusion of goodwill amortization:

                                             Three months ended March 31,

                                               2002            2001
----------------------------------         ---------         ---------
NET LOSS (IN THOUSANDS)


Reported net loss                         $    (208)        $  (1,706)

Add back: Goodwill amortization                  --               349
                                          ---------         ---------

Adjusted net loss                         $    (208)        $  (1,357)
                                          =========         =========


PER SHARE OF COMMON STOCK

Basic and Diluted:

Reported net loss                         $   (0.01)        $   (0.11)

Add back: Goodwill amortization                  --              0.02
                                          ---------         ---------

Adjusted net loss                         $   (0.01)        $   (0.09)
                                          =========         =========

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, and amends APB 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial statements.

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

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 ("FIS Notes") and (3) $804,075 for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. On March 21, 2002, the Company concluded negotiations to extend the maturity date of a substantial majority of principal amount of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003 and $1,900,000 on January 2, 2004.
Interest will remain at 7.5% per annum and will be payable according to the original terms.

RESULTS OF OPERATIONS

REVENUES

Revenues decreased 5% to $4.1 million for the three months ended March 31, 2002, from $4.3 million for the three months ended March 31, 2001. The net decrease in revenues is attributable to a $175,000, or 14%, increase in data sales to $1.4 million in 2002 from $1.3 million in 2001and a $460,000, or 71%, increase in seat-based subscriptions to $1.1 million in 2002 from $648,000 in 2001. These increases were offset by a $777,000, or 40%, decrease in technical services to $1.1 million in 2002 from $1.9 million in 2001 and a $55,000, or 12%, decrease in advertising and e-commerce revenues to $392,000 in 2002 from $447,000 in 2001.

The $175,000 increase in data sales is due to an increase in the number of corporate contracts to 215 at March 31, 2002, from 170 at March 31, 2001. The enhancements to our application programming interfaces and addition of new products, such as fundamental data and institutional holdings, as well as an increase in the number of salespeople also contributed to the increase in new corporate contracts. Data sales represented 35% of revenues for the three months ended March 31, 2002, compared to 30% of revenues in the same quarter last year.

The $460,000 increase in seat-based subscriptions is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 23,100 as of March 31, 2002, from approximately 16,300 as of March 31, 2001. Sales leads, which were primarily provided by the traffic to our Web sites and our free to fee initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 27% of revenues for the three months ended March 31, 2002, compared to 15% of revenues in the same quarter last year.

The $777,000 decrease in technical services revenue is primarily due to the discontinuance of services to non-core consulting clients. In 2001, as part of completing the integration of the FIS acquisition, we shifted some of the technology resources formerly devoted to consulting services to support the growth of our higher margin data and web businesses. Technical services represented 28% of revenues for the three months ended March 31, 2002, compared to 45% of revenues in the same quarter last year.

The $55,000 decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and reflects the significant decline in the online and overall advertising industry that has taken place in the past year. This decrease was offset by the addition of list rentals and sales of third party data in 2002. Advertising and e-commerce represented 10% of revenues for both the three months ended March 31, 2002 and 2001.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. Total cost of revenues decreased $707,000, or 51%, to $693,000 for the three months ended March 31, 2002, from $1.4 million for the three months ended March 31, 2001. The decrease in cost of revenues is primarily due to a decrease in software and Web site maintenance, content feeds and communications lines. Gross margins increased to 83% for the three months ended March 31, 2002, from 67% for the three months ended March 31, 2001.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased $14,000, or 2%, to $593,000 for the three months ended March 31, 2002, from $607,000 for the three months ended March 31, 2001. As a percentage of revenues, sales and marketing expenses increased slightly to 15% for the three months ended March 31, 2002, from 14% for the three months ended March 31, 2001. The net decrease in sales and marketing expenses was due to the addition of salespeople in 2002 offset by a reduction in our advertising spending and marketing campaign. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

Development. Development expenses decreased $135,000, or 22%, to $488,000 for the three months ended March 31, 2002 from $623,000 for the three months ended March 31, 2001. As a percentage of revenues, development expenses decreased to 12% for the three months ended March 31, 2002, from 15% for the three months ended March 31, 2001. The decrease in development expenses is due to the closing of the Kirkland, WA office, as well as internalizing development expenses previously outsourced.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses decreased $334,000, or 16%, to $1.8 million for the three months ended March 31, 2002, from $2.1 million for the three months ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 44% in the three months ended March 31, 2002, from 50% for the three months ended March 31, 2001. The decrease in general and administrative expenses was primarily due to a decrease in personnel, professional service fees and general corporate expenses. We expect general and administrative expenses to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization decreased $440,000, or 38%, to $725,000 for the three months ended March 31, 2002, from $1.2 million for the three months ended March 31, 2001. As a percentage of revenues, depreciation and amortization decreased to 18% for the three months ended March 31, 2002, from 27% for the three months ended March 31, 2001. The decrease in depreciation and amortization is due to the adoption of SFAS 142 which requires that goodwill no longer be amortized, as well as the retirement of assets associated with the shut down of the Kirkland, WA office. The elimination of goodwill amortization resulted in a decrease in amortization expense of $349,000 or $0.02 per share.

Restructuring Costs. During the last half of 2001, the Company recorded a $995,000 pre-tax charge associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases, as well as severance expenses for certain FIS employees. In March 2002, the Company negotiated a contract termination, thereby eliminating $100,000 of future obligations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $348,000 and $585,000 for the three months ended March 31, 2002 and 2001, respectively. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. As a result of our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to increase cash provided by operations and to be cash flow positive for the year ended 2002, although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $61,000 for the three months ended March 31, 2002 and $218,000 for the three months ended March 31, 2001. The purchases were required to support our expansion and increased infrastructure.

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

At March 31, 2002, we had cash and cash equivalents on hand of $6.1 million. We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

In connection with our acquisition of FIS, we issued $6,000,000 in promissory notes to the former owners of FIS ("FIS Notes"). The FIS Notes were originally scheduled to mature on October 27, 2002. In March 2002, we concluded negotiations to extend the maturity date of a substantial majority of principal amount of the FIS Notes. Based on these negotiations, holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for, among other things, the following schedule of principal payments:
$1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003 and $1,900,000 on
January 2, 2004. If cash generated from operations is insufficient to satisfy these revised debt repayment terms, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely effect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

      RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The condensed consolidated financial statements and notes thereto included in this report and the related discussion describe and analyze the Company's financial performance and condition for the periods indicated. For the most part, this information is historical. The Company's prior results, however, are not necessarily indicative of the Company's future performance or financial condition. The Company therefore has included the following discussion of certain factors which could affect the Company's future performance or financial condition. These factors could cause the Company's future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of the Company's future performance or financial condition. These factors, among others, should be considered in assessing the Company's future prospects and prior to making an investment decision with respect to the Company's stock.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

As a company in the new and rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site in January 1996. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, seat-based subscription fees and advertising and e-commerce sales. In order to increase our revenues, we must successfully:

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

- maintain our current, and increase, advertising and e-commerce revenues by increasing traffic to our Web sites and by increasing the number of advertisers;

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of March 31, 2002, we had an accumulated deficit of $31,143,000. We incurred net losses of $2,221,000 for the year ended December 31, 1998, $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, and $208,000 for the three months ended March 31, 2002. In addition, we expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

Our future success will depend on our ability to continue to provide value-added services that distinguish our Web sites from the type of EDGAR-information available from the SEC on its Web site. Through its Web site, the SEC currently provides free access to EDGAR filings on a time-delayed basis of 24 to 72 hours, although it recently announced its intention to provide free real-time access to such filings. If the SEC, which has announced that it intends to modernize the EDGAR system, were to make other changes to its Web site such as providing value-added services comparable to those provided on our Web sites, our business, results of operations and financial condition would be materially adversely affected.

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR NET REVENUES.

For the three months ended March 31, 2002, our contracts with Nasdaq accounted for 34% of our net revenues. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. Although we enjoy a satisfactory relationship with Nasdaq, the loss of this client would have a material adverse affect on our business, results of operations and financial conditions.

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

WE DEPEND ON DOUBLECLICK FOR ADVERTISING REVENUES.

We anticipate that our advertising revenues in any given period will continue to depend to a significant extent upon our relationship with DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. DoubleClick's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by DoubleClick, have accounted for a significant percentage of our paid advertising revenues. For the three months ended March 31, 2002, our DoubleClick-related paid advertising revenue was 2% of our total net revenues.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 10% of our total revenues for the three months ended March 31, 2002 and 2001, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of March 31, 2002, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-

U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.


PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

As previously reported in our Form 10-K for the fiscal year ended December 31, 2002, pursuant to the terms of an Amended and Restated Common Stock Purchase Agreement (the "Stock Purchase Agreement"), we sold an aggregate of 2,000,000 unregistered shares of common stock, par value $0.01 ("Common Stock") to select institutional investors at a purchase price of $2.50 per share, resulting in gross proceeds of $5,000,000. The transaction was consummated as to 500,000 shares and $1,250,000 in proceeds on December 31, 2001 and 1,500,000 shares and $3,750,000 in proceeds on January 8, 2002. Pursuant to this private financing, the Company also issued the purchasers four-year warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $2.875 per share. In connection with the transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. The securities were sold pursuant to an exemption provided in Section 4(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits: There are no exhibits filed as part of this Report on Form 10-Q

b. Reports on Form 8-K: On January 11, 2002, we filed a Current Report on Form 8-K detailing a private placement of securities. On March 24, 2002, we filed a Current Report on Form 8-K detailing certain note restructuring and an amendment to the employment agreement with Albert E. Girod.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EDGAR ONLINE, INC.

                                        (Registrant)



Dated: May 15, 2002                     /s/ Greg D. Adams
                                        -----------------
                                        Greg D. Adams
                                        Chief Financial Officer



Dated: May 15, 2002                     /s/ Tom Vos
                                        -----------
                                        Tom Vos
                                        President and Chief Operating Officer