Form 10-Q
period 2002-06-30
EDGAR ONLINE INC
filed 2002-08-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Number of shares of common stock outstanding at August 14, 2002: 16,983,917 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                  FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

                                      INDEX



                                                                                                Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets
        June 30, 2002 (unaudited) and December 31, 2001 .....................................       3

Condensed Consolidated Statements of Operations
        Three and Six Months Ended June 30, 2002 (unaudited) and 2001 (unaudited) ...........       4

Condensed Consolidated Statements of Cash Flows
        Six Months Ended June 30, 2002 (unaudited) and 2001 (unaudited) .....................       5

Notes to Condensed Consolidated Financial Statements ........................................       6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ..........................      19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ...................................................................      20

ITEM 2. Changes in Securities and Use of Proceeds ...........................................      20

ITEM 3. Defaults Upon Senior Securities .....................................................      20

ITEM 4. Submission of Matters to a Vote of Security Holders .................................      20

ITEM 5. Other Information ...................................................................      20

ITEM 6. Exhibits and Reports on Form 8-K ....................................................      20

Signatures ..................................................................................      21

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                             June 30, 2002
                                                                              (unaudited)      December 31, 2001
                                                                             --------------    -----------------

          ASSETS

Cash and cash equivalents                                                       $  5,279         $  3,461
Accounts receivable, less allowance of $201 and $298, respectively                 1,847            2,026
Other current assets                                                                 323              278
                                                                                --------         --------
          Total current assets                                                     7,449            5,765

Property and equipment, net                                                        2,104            2,519
Goodwill                                                                           2,189            8,009
Other intangible assets                                                           11,970           16,292
Other assets                                                                         853              901
                                                                                --------         --------

          Total assets                                                          $ 24,565         $ 33,486
                                                                                ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $  1,008         $  1,680
Deferred revenues                                                                  1,918            1,393
Notes payable and accrued interest                                                 2,251            2,621
Capital lease payable, current portion                                                16               25
                                                                                --------         --------
          Total current liabilities                                                5,193            5,719

Notes payable                                                                      1,868            3,800
Capital lease payable, long-term                                                       -                7
                                                                                --------         --------

          Total liabilities                                                        7,061            9,526

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,980,917 and 15,421,917 shares issued and outstanding at June 30, 2002
          and December 31, 2001, respectively                                        170              154
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding                                                       --               --
Additional paid-in capital                                                        58,173           54,741
Accumulated deficit                                                              (40,839)         (30,935)
                                                                                --------         --------

          Total stockholders' equity                                              17,504           23,960
                                                                                --------         --------

          Total liabilities and stockholders' equity                            $ 24,565         $ 33,486
                                                                                ========         ========



See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                          2002           2001           2002           2001
                                                        --------       --------       --------       --------
Revenues:
      Data sales                                        $  1,360       $  1,172       $  2,803       $  2,440
      Technical services                                   1,102          1,923          2,245          3,843
      Seat-based subscriptions                             1,255            717          2,363          1,365
      Advertising and e-commerce                             398            343            790            790
                                                        --------       --------       --------       --------
Total revenues                                             4,115          4,155          8,201          8,438
Cost of revenues                                             695          1,145          1,388          2,546
                                                        --------       --------       --------       --------

Gross profit                                               3,420          3,010          6,813          5,892

Operating Expenses:
      Sales and marketing                                    644            652          1,237          1,259
      Development expenses                                   588            640          1,076          1,263
      General and administrative                           1,784          1,927          3,585          4,049
      Restructuring charges                                   --            912           (100)           912
      Depreciation and amortization                          728          1,191          1,453          2,356
                                                        --------       --------       --------       --------
                                                           3,744          5,322          7,251          9,839

             Loss from operations                           (324)        (2,312)          (438)        (3,947)

Interest and other income (expense)                          (55)          (378)          (149)          (449)
                                                        --------       --------       --------       --------

             Loss before cumulative effect of
             change in accounting principle                 (379)        (2,690)          (587)        (4,396)

Cumulative effect of change in
accounting principle                                          --             --         (9,317)            --
                                                        --------       --------       --------       --------

             Net loss                                   $   (379)      $ (2,690)      $ (9,904)      $ (4,396)
                                                        ========       ========       ========       ========

Weighted average shares outstanding - basic and
diluted                                                   16,956         14,909         16,872         14,909

Loss before cumulative effect of change in
accounting principle per share - basic and diluted      $  (0.02)      $  (0.18)      $  (0.03)      $  (0.29)

Cumulative effect of change in accounting
principle per share - basic and diluted                       --             --       $  (0.55)            --

Net loss per share - basic and diluted                  $  (0.02)      $  (0.18)      $  (0.59)      $  (0.29)



See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              Six Months Ended
                                                                                  June 30,

                                                                             2002           2001
                                                                           --------       --------
Cash flows from operating activities:
      Net loss                                                             $ (9,904)      $ (4,396)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                           584            654
         Amortization of intangibles                                            869          1,701
         Provisions for bad debts                                                85             90
         Stock compensation expense                                               2              5
         Loss on investment                                                      --            275
         Amortization of debt expense                                             5             --
         Impairment of goodwill                                               9,317             --
         Changes in assets and liabilities:
              Accounts receivable                                                94            334
              Other assets, net                                                 (40)          (390)
              Income tax receivable                                              --            902
              Accounts payable and accrued expenses                            (671)          (536)
              Deferred revenues                                                 524            405
              Accrued interest                                                  (24)            --
                                                                           --------       --------
                  Total adjustments                                          10,745          3,440
                                                                           --------       --------
                  Net cash provided by/(used in) operating activities           841           (956)
                                                                           --------       --------

Cash used in investing activities:

      Purchases of property and equipment                                      (169)          (410)
      Sale of available-for-sale investments                                     --          1,499
                                                                           --------       --------
                  Net cash provided by/(used in) investing activities          (169)         1,089
                                                                           --------       --------

Cash flows from financing activities:
      Proceeds from issuances of common stock and warrants                    3,402             --
      Proceeds from exercise of stock options                                    44             --
      Principal payments on notes payable                                    (2,246)           (33)
      Loan restructuring costs                                                  (38)            --
      Payments on capital lease obligations                                     (16)           (53)
                                                                           --------       --------
                  Net cash provided by/(used in) financing activities         1,146            (86)
                                                                           --------       --------

Net change in cash and cash equivalents                                       1,818             47
Cash and cash equivalents at beginning of period                              3,461          2,284
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $  5,279       $  2,331
                                                                           ========       ========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                               $    221       $    235
      Equipment acquired under capital leases                                    --       $     32


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

The unaudited interim financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

(2) RECLASSIFICATIONS

The Company has reclassified revenues into data sales, technical services, seat-based subscriptions and advertising and e-commerce revenues. Also, in 2002, the Company reclassified capital based tax payments from the income tax provision to general and administrative expenses. Prior comparative amounts have been reclassified to conform to this presentation.

(3) BUSINESS COMBINATIONS

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) $804,075 for the payment of fees and acquisition related expenses. The aggregate purchase price of $28,148,575 was originally allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated knowhow with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years.

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

As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the Company completed its required impairment review and recorded an impairment charge of $9.3 million. This reflects overall market declines since the merger was announced in 2000, and is reflected as a cumulative effect of change in accounting principle in the accompanying condensed consolidated statement of operations. See note 9 for further discussion.

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

(5) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 27% and 17% of the Company's total gross receivable balance at June 30, 2002 and December 31, 2001, respectively. No other customer accounted for more than 10% of accounts receivable at June 30, 2002 or December 31, 2001. NASDAQ comprised 34% and 42% of the company's total revenue during the six months ended June 30, 2002 and 2001, respectively. The other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three months ended June 30, 2002 or 2001. In addition, the Company has not experienced any significant credit losses to date from any one customer. The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at June 30, 2002 and December 31, 2001, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

(6) RESTRUCTURING COSTS

In 2001, the Company closed the Kirkland, WA office. The office closing completed the Company's consolidation of its technical operations. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statement of operations. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. In March 2002, the Company negotiated a contract termination, thereby eliminating $100,000 of future obligations. Restructuring costs include the following:


                                                          Remaining                                   Remaining
                                            Total      Obligation at          2002 Activity         Obligation at
                                            Costs     December 31, 2001     Cash       Non-Cash     June 30, 2002
                                           ----------------------------------------------------------------------
Write down of fixed assets                  $ 234           $  --          $  --         $  --        $  --
Non-recoverable lease payments                170              97            (45)          (10)          42
Non-cancelable service contracts              188             182             (9)         (101)          72
Employment termination payments               319              28            (39)           11           --
Employment termination payments - FIS          84              --             --            --           --

                                            -----           -----          -----         -----        -----
Total restructuring costs                   $ 995           $ 307          $ (93)        $(100)       $ 114
                                            =====           =====          =====         =====        =====


All restructuring obligations are included in accrued expenses at June 30, 2002 and December 31, 2001.

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

Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,425,822 and 2,477,580 for the three months ended June 30, 2002 and 2001, respectively.

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

SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 144).

The Company adopted SFAS 142 effective January 1, 2002. The adoption of these accounting standards required that assembled workforce with a net book value of $3.4 million as of January 1, 2002 be subsumed into goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. SFAS No. 142 also required the Company to perform a transitional assessment by June 30, 2002, to determine whether there is an impairment of goodwill. To perform this assessment, the Company compared the fair value of the FIS reporting unit, as determined by an independent valuation firm, to the carrying amount of the related net assets. This assessment indicated that goodwill associated with the FIS acquisition was impaired as of January 1, 2002. Accordingly, the Company recognized a $9.3 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductable for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. These reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

The following table reflects the reconciliation of reported loss before cumulative effect of change in accounting principle in total and per share to amounts adjusted for the exclusion of goodwill amortization for the prior period:

                                           Three months ended             Six months ended
                                                 June 30,                      June 30,
                                           2002           2001           2002           2001
                                         --------       --------       --------       --------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Reported loss                            $   (379)      $ (2,690)      $   (587)      $ (4,396)
Goodwill amortization                          --            381             --            735
                                         --------       --------       --------       --------
Adjusted loss                            $   (379)      $ (2,309)      $   (587)      $ (3,661)

PER SHARE OF COMMON STOCK - BASIC AND DILUTED

Reported loss                            $  (0.02)      $  (0.18)      $  (0.03)      $  (0.29)
Goodwill amortization                          --           0.03             --           0.05
                                         --------       --------       --------       --------
Adjusted loss                            $  (0.02)      $  (0.15)      $  (0.03)      $  (0.24)


On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, and amends APB 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, SFAS No. 146 will have no effect on the restructuring costs recorded previously by the Company.

(10) LOSS ON INVESTMENT

The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value.

During the second quarter of 2001, the Company recorded a $275,000 loss on investment, included in interest and other income (expense), related to an equity investment made in 2000. This investment was accounted for under the cost method. The company in which the investment was made had lower than expected financial results over the previous several quarters as compared to those forecasted at the time of the investment. As a result, the carrying amount was reduced to $0.



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

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 ("FIS Notes") and (3) $804,075 for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. On March 21, 2002, the Company concluded negotiations to extend the maturity date of a substantial majority of principal amount of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003 and $1,900,000 on January 2, 2004.
Interest will remain at 7.5% per annum and will be payable according to the original terms. Effective January 1, 2002, the Company recorded a $9.3 million impairment in FIS goodwill as the result of the implementation of SFAS 142. The impairment was recorded as the cumulative effect of a change in accounting principle and the carrying value of goodwill has been reduced on the Company's balance sheet.


RESULTS OF OPERATIONS

REVENUES

Revenues decreased 1% to $4.1 million for the three months ended June 30, 2002, from $4.2 million for the three months ended June 30, 2001. The net decrease in revenues is attributable to a $188,000, or 16%, increase in data sales to $1.4 million in 2002 from $1.2 million in 2001, a $537,000, or 75%, increase in seat-based subscriptions to $1.3 million in 2002 from $717,000 in 2001, and a $56,000, or 16%, increase in advertising and e-commerce revenues to $399,000 in 2002 from $342,000 in 2001. These increases were offset by a $821,000, or 43%, decrease in technical services to $1.1 million in 2002 from $1.9 million in 2001. Revenues decreased 3% to $8.2 million for the six months ended June 30, 2002, from $8.4 million for the six months ended June 30, 2001. The net decrease in revenues is attributable to a $363,000, or 15%, increase in data sales to $2.8 million in 2002 from $2.4 million in 2001 and a $997,000, or 73%, increase in seat-based subscriptions to $2.4 million in 2002 from $1.4 million in 2001 which were offset by a $1.6 million, or 42%, decrease in technical services to $2.2 million in 2002 from $3.8 million in 2001.

The increase in data sales is due to an increase in the number of corporate contracts to 205 at June 30, 2002, from 180 at June 30, 2001. The enhancements to our application programming interfaces and addition of new products, such as fundamental data and institutional holdings, as well as an increase in the number of salespeople also contributed to the increase in new corporate contracts. Data sales represented 33% of revenues for the three months ended June 30, 2002, compared to 28% of revenues in the same quarter last year and 34% of revenues for the six months ended June 30, 2002, compared to 29% of revenues in the same period last year.

The increase in seat-based subscriptions is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 25,100 as of June 30, 2002, from approximately 21,100 as of June 30, 2001. Sales leads, which were primarily provided by the traffic to our Web sites and our free to fee initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 30% of revenues for the three months ended June 30, 2002, compared to 17% of revenues in the same quarter last year and 29% of revenues for the six months ended June 30, 2002, compared to 16% of revenues in the same period last year.

The decrease in technical services revenue is primarily due to the discontinuance of services to non-core consulting clients. In 2002, as part of completing the integration of the FIS acquisition, we shifted some of the technology resources formerly devoted to consulting services to support the growth of our higher margin data and web businesses. Technical services represented 27% of revenues for the three months ended June 30, 2002, compared to 46% of revenues in the same quarter last year and 27% of revenues for the six months ended June 30, 2002, compared to 46% of revenues in the same period last year.

The $56,000 increase in advertising and e-commerce revenues for the three months ended June 30, 2002 results as the addition of list rentals and sales of third party data in 2002 offset the decrease in advertising rates and significant decline in the online and overall advertising industry that has taken place in the past year. Advertising and e-commerce represented 10% of revenues for the three months ended June 30, 2002, compared to 8% in the same quarter last year and 10% of revenues for the six months ended June 30, 2002, compared to 9% of revenues in the same period last year.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. Total cost of revenues decreased $449,000, or 39%, to $695,000 for the three months ended June 30, 2002, from $1.1 million for the three months ended June 30, 2001. Total cost of revenues decreased $1.2 million, or 45%, to $1.4 million for the six months ended June 30, 2002, from $2.5 million for the six months ended June 30, 2001. The decrease in cost of revenues is primarily due to a decrease in software and Web site maintenance, content feeds and communications lines, as well as the reassignment of certain previously billable employees to the development team. Gross margins increased to 83% for the three months ended June 30, 2002, from 72% for the three months ended June 30, 2001 and to 83% for the six months ended June 30,2002, from 70% for the six months ended June 30, 2001.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased $8,000, or 1%, to $644,000 for the three months ended June 30, 2002, from $652,000 for the three months ended June 30, 2001. As a percentage of revenues, sales and marketing expenses remained consistent at 16% for both the three months ended June 30, 2002 and 2001. Sales and marketing expenses decreased $22,000, or 2%, to $1.2 million for the six months ended June 30, 2002, from $1.3 million for the six months ended June 30, 2001. As a percentage of revenues, sales and marketing expenses remained consistent at 15% for both the six months ended June 30, 2002 and 2001. The net decrease in sales and marketing expenses was due to the addition of salespeople in 2002 offset by a reduction in our advertising spending and marketing campaign. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

Development. Development expenses decreased $52,000, or 8%, to $588,000 for the three months ended June 30, 2002 from $640,000 for the three months ended June 30, 2001. As a percentage of revenues, development expenses decreased to 14% for the three months ended June 30, 2002, from 15% for the three months ended June 30, 2001. Development expenses decreased $187,000, or 15%, to $1.1 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001. As a percentage of revenues, development expenses decreased to 13% for the three months ended June 30, 2002, from 15% for the three months ended June 30, 2001. The decrease in development expenses is due to the closing of the Kirkland, WA office, as well as internalizing development expenses previously outsourced.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses decreased $143,000, or 7%, to $1.8 million for the three months ended June 30, 2002, from $1.9 million for the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 43% in the three months ended June 30, 2002, from 46% for the three months ended June 30, 2001. General and administrative expenses decreased $464,000, or 11%, to $3.6 million for the six months ended June 30, 2002, from $4.0 million for the six months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 44% in the three months ended June 30, 2002, from 48% for the three months ended June 30, 2001. The decrease in general and administrative expenses was primarily due to a decrease in personnel, professional service fees and general corporate expenses. We expect general and administrative expenses to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization decreased $463,000, or 39%, to $728,000 for the three months ended June 30, 2002, from $1.2 million for the three months ended June 30, 2001. As a percentage of revenues, depreciation and amortization decreased to 18% for the three months ended June 30, 2002, from 29% for the three months ended June 30, 2001. Depreciation and amortization decreased $903,000, or 38%, to $1.5 million for the six months ended June 30, 2002, from $2.4 million for the six months ended June 30, 2001. As a percentage of revenues, depreciation and amortization decreased to 18% for the three months ended June 30, 2002, from 28% for the three months ended June 30, 2001. The decrease in depreciation and amortization is due to the adoption of SFAS 142 which requires that goodwill no longer be amortized, as well as the retirement of assets associated with the shut down of the Kirkland, WA office. The elimination of goodwill amortization resulted in a decrease in amortization expense of $381,000 or $0.03 per share for the three months ended June 30, 2002 and $735,000, or $0.05 per share, for the six months ended June 30, 2002.

Restructuring Costs. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. The Company recorded an additional $84,000 in September 2001 related to severance expenses for certain FIS employees. In March 2002, the Company negotiated a contract termination, thereby eliminating $100,000 of future obligations.

Cumulative Effect of Change in Accounting Principle. As required by SFAS No. 142, which was adopted by the Company effective January 1, 2002, the Company performed a transitional assessment to determine whether there is an impairment of goodwill. Based on this assessment, the Company recognized a $9.3 million non-cash charge, measured as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductable for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

Loss on Investment. In June 2001, the Company recorded a one-time, non-cash charge associated with the write-off of an equity investment made in 2000 as the Company determined that the fair value of the investment is $0 due to declines in the operating results of the company in which the investment was made. This $275,000 charge is included in interest and other income (expense) on the condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $841,000 for the six months ended June 30, 2002 compared to net cash used by operating activities of $956,000 for the six months ended June 30, 2001. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. As a result of our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to increase cash provided by operations and to be cash flow positive for the year ended 2002, although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $169,000 for the six months ended June 30, 2002 and $410,000 for the six months ended June 30, 2001. The purchases were required to support our expansion and increased infrastructure.

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

At June 30, 2002, we had cash and cash equivalents on hand of $5.3 million. We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

As a company in the rapidly evolving market for the delivery of financial and business information over the Internet, we face numerous risks and uncertainties in achieving increased revenues. We were incorporated in November 1995 and launched our EDGAR Online Web site in January 1996. During this period, we have invested heavily in our proprietary technologies to enable us to carry out our business plan. These expenditures, in advance of revenues, have resulted in operating losses in each of the last three years. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, seat-based subscription fees and advertising and e-commerce sales. In order to increase our revenues, we must successfully:

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of June 30, 2002, we had an accumulated deficit of $40,839,000. We incurred net losses of $2,221,000 for the year ended December 31, 1998, $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, and $9,904,000 for the six months ended June 30, 2002. In addition, we expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES.

Our future success will depend on our ability to continue to provide value-added services that distinguish our Web sites from the type of EDGAR-information available from the SEC on its Web site. The SEC has recently updated its Web site to provide free access to raw EDGAR filings on a real-time basis. If the SEC were to make other changes to its Web site such as providing value-added services comparable to those provided on our Web sites, our business, results of operations and financial condition would be materially adversely affected.

While the SEC continues to maintain a non-exclusive pilot program to link its sec.gov Web site to our Web site in order to provide users of the SEC Web site access to real time filings contained on our Web site, there can be no assurance that the SEC will continue this program (which is at the SEC's sole discretion) or the SEC will not initiate similar programs with other commercial providers of EDGAR information.

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

Our potential commercial competitors include entities that currently license our content, but which may elect to purchase a real-time EDGAR database feed (called a Level I EDGAR feed) directly from the SEC and use it to create value-added services, similar to services provided by us, for their own use or for sale to others. The cost of the Level 1 Edgar feed has been significantly reduced since the introduction of the EDGAR system and is currently approximately $45,000 per year. Further reductions of the cost of the Level 1 EDGAR feed could lead to additional competitors entering our market, as well as current and potential EDGAR online clients buying the SEC feed directly as opposed to utilizing our services. Either of these developments could adversely affect our business, results of operations and financial condition.

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR NET REVENUES.

For the six months ended June 30, 2002, our contracts with Nasdaq accounted for 34% of our net revenues. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. Although we enjoy a satisfactory relationship with Nasdaq, the loss of this client would have a material adverse affect on our business, results of operations and financial conditions.

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

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF THE EMERGING MARKET FOR ONLINE BUSINESS AND FINANCIAL INFORMATION.

The success of our business will depend on the growing use of the Internet for the dissemination of business and financial information. The number of individuals and institutions that use the Internet as a primary source of business and financial information may not continue to grow. The market for the distribution of business and financial information, including EDGAR-based content, over the Internet is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed electronic distribution services over the Internet and private networks. As is typical of a rapidly evolving industry, demand and market acceptance for new services are subject to a high level of uncertainty.

Because the market for our products and services is rapidly evolving, it is difficult to predict with any certainty what the growth rate, if any, and the ultimate size of this market will be. We cannot be certain that the market for our services will continue to develop or that our services will ever achieve a significant level of market acceptance. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if our services do not achieve significant market acceptance, or if pricing becomes subject to considerable competitive pressures, our business, results of operations and financial condition would be materially adversely affected.

MAINTAINING EXISTING AND ESTABLISHING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB SITES IS CRUCIAL TO OUR FUTURE SUCCESS.

Because our revenues depend to some extent on the traffic to our Web sites, our business could be adversely affected if we do not maintain our current, and establish additional, content distribution relationships on commercially reasonable terms or if a significant number of our content distribution relationships do not result in increased use of our Web sites. We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web sites. There is intense competition for exposure on high-traffic Web sites, and we may not be able to maintain our present contractual relationships or enter into any additional relationships on commercially reasonable terms, if at all. Even if we maintain our existing relationships or enter into new content distribution relationships with other Web sites, they themselves may not continue to attract significant numbers of users. Therefore, our Web sites may not continue to receive significant traffic or receive additional new users from these relationships.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE CURRENT (OR ANY FUTURE) DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE BUSINESS ECONOMY IN GENERAL.

We are dependent upon the continued demand for the distribution of business and financial information over the Internet, making our business susceptible to downturns in the financial services industry and the business economy in general. In addition, the broad effects of the terrorist attacks of September 11, 2001 compounded the effects of an already slow global economy. Our current results of operations reflect, in part, the effects of the current slowdown in our markets. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in a slower growth in the number of customers purchasing our information services, especially in the areas of data sales and seat based subscriptions. These effects may continue and may worsen if our customers do not recover or if additional events adverse to the global economy or the financial services industry occur.

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

WE DEPEND ON MAX WORLDWIDE, INC. FOR ADVERTISING REVENUES.

We anticipate that our advertising revenues in any given period will continue to depend to a significant extent upon our relationship with Max Worldwide, Inc., formerly known as DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. Max Worldwide's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by Max Worldwide, have accounted for a significant percentage of our paid advertising revenues. For the six months ended June 30, 2002, our Max Worldwide-related paid advertising revenue was 2% of our total net revenues.

Our existing agreement with Max Worldwide can be canceled by either party on 90 days notice. In addition, this agreement does not prohibit Max Worldwide from selling the same type of service that we currently receive from them to Web sites that compete with our Web sites. If Max Worldwide is unable or unwilling to provide these advertising services to us in the future, we would be required to obtain them from another provider or perform them ourselves. We would likely lose significant advertising revenues while we are in the process of replacing Max Worldwide's services.

WE FACE INTENSE COMPETITION FOR ADVERTISING REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 10% of our total revenues for the six months ended June 30, 2002 and 9% for the six months ended June 30, 2001, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

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

WE FACE A RISK OF SYSTEM FAILURE.

Our ability to provide EDGAR content on a real-time basis and technology-based solutions to our corporate clients depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system provided by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, terrorist attacks, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar unexpected adverse events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with advertisers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

In prior years, we were exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of June 30, 2002, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits:

   Exhibit 99.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 99.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K: On April 22, 2002, the Company filed a Report on Form 8-K announcing the resignation of Albert Girod from the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EDGAR ONLINE, INC.

                                  (Registrant)





Dated: August 14, 2002                   /s/ Greg D. Adams
                                        -----------------------
                                        Greg D. Adams
                                        Chief Financial Officer



Dated: August 14, 2002                   /s/ Susan Strausberg
                                        -----------------------
                                        Susan Strausberg
                                        Chief Executive Officer