Form 10-Q
period 2002-09-30
EDGAR ONLINE INC
filed 2002-11-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Number of shares of common stock outstanding at November 14, 2002: 17,003,792 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets
        September 30, 2002 (unaudited) and December 31, 2001 ................................       3

Condensed Consolidated Statements of Operations
        Three and Nine Months Ended September 30, 2002 (unaudited) and 2001 (unaudited) .....       4

Condensed Consolidated Statements of Cash Flows
        Nine Months Ended September 30, 2002 (unaudited) and 2001 (unaudited) ...............       5

Notes to Condensed Consolidated Financial Statements ........................................       6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations       9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ..........................      19

ITEM 4. Controls and Procedures .............................................................      19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ...................................................................      20

ITEM 2. Changes in Securities and Use of Proceeds ...........................................      20

ITEM 3. Defaults Upon Senior Securities .....................................................      20

ITEM 4. Submission of Matters to a Vote of Security Holders .................................      20

ITEM 5. Other Information ...................................................................      20

ITEM 6. Exhibits and Reports on Form 8-K ....................................................      20

Signatures ..................................................................................      21

Certifications ..............................................................................      22

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                           September 30, 2002
                                                                              (unaudited)      December 31, 2001
                                                                             --------------    -----------------
          ASSETS

Cash                                                                            $  5,971         $  3,461
Accounts receivable, less allowance of $201 and $298, respectively                 1,424            2,026
Other current assets                                                                 335              278
                                                                                --------         --------
          Total current assets                                                     7,730            5,765

Property and equipment, net                                                        1,877            2,519
Goodwill                                                                           2,189            8,009
Other intangible assets                                                           11,553           16,292
Other assets                                                                         822              901
                                                                                --------         --------

          Total assets                                                          $ 24,171        $ 33,486
                                                                                ========         ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $    927         $  1,680
Deferred revenues                                                                  1,971            1,393
Notes payable and accrued interest                                                 2,251            2,621
Capital lease payable, current portion                                                12               25
                                                                                --------         --------
          Total current liabilities                                                5,161            5,719

Notes payable                                                                      1,873            3,800
Capital lease payable, long-term                                                       -                7
                                                                                --------         --------

          Total liabilities                                                        7,034            9,526

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,983,917 and
          15,421,917 shares issued and outstanding at September 30, 2002
          and December 31, 2001, respectively                                        170              154
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding                                                       --               --
Additional paid-in capital                                                        58,154           54,741
Accumulated deficit                                                              (41,187)         (30,935)
                                                                                --------         --------

          Total stockholders' equity                                              17,137           23,960
                                                                                --------         --------

          Total liabilities and stockholders' equity                            $ 24,171         $ 33,486
                                                                                ========         ========


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months Ended             Nine Months Ended
                                                              September 30,                September 30,
                                                          2002           2001           2002           2001
                                                        --------       --------       --------       --------
Revenues:
      Data sales                                        $  1,353       $  1,436       $  4,156       $  3,876
      Seat-based subscriptions                             1,382            953          3,745          2,318
      Technical services                                   1,021          1,597          3,265          5,440
      Advertising and e-commerce                             306            271          1,096          1,061
                                                        --------       --------       --------       --------
Total revenues                                             4,062          4,257         12,262         12,695
Cost of revenues                                             653            993          2,041          3,539
                                                        --------       --------       --------       --------

Gross profit                                               3,409          3,264         10,221          9,156

Operating expenses:
      Sales and marketing                                    590            618          1,827          1,878
      Development expenses                                   609            512          1,685          1,775
      General and administrative                           1,860          2,437          5,446          6,486
      Restructuring charges                                  (82)            84           (182)           995
      Depreciation and amortization                          727          1,239          2,180          3,594
                                                        --------       --------       --------       --------
                                                           3,704          4,890         10,956         14,728

             Loss from operations                           (295)        (1,626)          (735)        (5,572)

Interest and other income (expense), net                     (53)          (107)          (200)          (556)
                                                        --------       --------       --------       --------

             Loss before cumulative effect of
             change in accounting principle                 (348)        (1,733)          (935)        (6,128)

Cumulative effect of change in
accounting principle                                          --             --         (9,317)            --
                                                        --------       --------       --------       --------

             Net loss                                   $   (348)      $ (1,733)      $(10,252)      $ (6,128)
                                                        ========       ========       ========       ========

Weighted average shares outstanding - basic and
diluted                                                   16,984         14,909         16,909         14,909

Loss before cumulative effect of change in
accounting principle per share - basic and diluted      $  (0.02)      $  (0.12)      $  (0.06)      $  (0.41)

Cumulative effect of change in accounting
principle per share - basic and diluted                       --             --       $  (0.55)            --

Net loss per share - basic and diluted                  $  (0.02)      $  (0.12)      $  (0.61)      $  (0.41)


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                             2002           2001
                                                                           --------       --------
Cash flows from operating activities:
      Net loss                                                             $(10,252)      $ (6,128)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                           877            984
         Amortization of intangibles                                          1,303          2,610
         Provisions for bad debts                                               140            (14)
         Stock compensation expense                                               2              8
         Loss on investment                                                      --            275
         Amortization of debt expense                                            11             --
         Impairment of goodwill                                               9,317             --
         Changes in assets and liabilities:
              Accounts receivable                                               462            598
              Other assets, net                                                 (38)          (436)
              Income tax receivable                                              --            902
              Accounts payable and accrued expenses                            (753)          (248)
              Deferred revenues                                                 578            465
              Accrued interest                                                  (24)            --
                                                                           --------       --------
                  Total adjustments                                          11,875          5,144
                                                                           --------       --------
                  Net cash provided by/(used in) operating activities         1,623           (984)
                                                                           --------       --------

Cash used in investing activities:

      Purchases of property and equipment                                      (235)          (536)
      Sale of available-for-sale investments                                     --          1,499
                                                                           --------       --------
                  Net cash provided by/(used in) investing activities          (235)           963
                                                                           --------       --------

Cash flows from financing activities:

      Proceeds from issuances of common stock and warrants                    3,382             --
      Proceeds from exercise of stock options                                    45             --
      Principal payments on notes payable                                    (2,246)           (33)
      Loan restructuring costs                                                  (38)            --
      Payments on capital lease obligations                                     (21)           (64)
                                                                           --------       --------
                  Net cash provided by/(used in) financing activities         1,122            (97)
                                                                           --------       --------

Net change in cash and cash equivalents                                       2,510           (118)
Cash and cash equivalents at beginning of period                              3,461          2,284
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $  5,971       $  2,166
                                                                           ========       ========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                               $    298       $    488
      Equipment acquired under capital leases                                    --       $     32


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

The unaudited interim financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the expected results for the full fiscal year or any future period.

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

(5) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 19% and 17% of the Company's total gross receivable balance at September 30, 2002 and December 31, 2001, respectively. No other customer accounted for more than 10% of accounts receivable at September 30, 2002 or December 31, 2001. NASDAQ comprised 34% and 39% of the company's total revenue during the nine months ended September 30, 2002 and 2001, respectively. The other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three months ended September 30, 2002 or 2001. In addition, the Company has not experienced any significant credit losses to date from any one customer. The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at September 30, 2002 and December 31, 2001, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

(6) RESTRUCTURING COSTS

In 2001, the Company closed the Kirkland, WA office. The office closing completed the Company's consolidation of its technical operations. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statement of operations. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. In March 2002, the Company negotiated a contract termination, thereby eliminating $100,000 of future obligations. In September 2002, the Company finalized additional contract terminations, thereby eliminating $82,000 of future obligations. Restructuring costs include the following:

                                                          Remaining                                   Remaining
                                            Total      Obligation at          2002 Activity         Obligation at
                                            Costs     December 31, 2001     Cash       Non-Cash   September 30, 2002
                                           ----------------------------------------------------------------------
Write down of fixed assets                  $ 234           $  --          $  --         $  --        $  --
Non-recoverable lease payments                170              97            (58)          (20)          19
Non-cancelable service contracts              188             182             (9)         (173)          --
Employment termination payments               319              28            (39)           11           --
Employment termination payments - FIS          84              --             --            --           --

                                            -----           -----          -----         -----        -----
Total restructuring costs                   $ 995           $ 307          $(106)        $(182)       $  19
                                            =====           =====          =====         =====        =====


All restructuring obligations are included in accrued expenses at September 30, 2002 and December 31, 2001.

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

Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,366,382 and 2,363,955 at September 30, 2002 and 2001, respectively.

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after September 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 141 was effective July 1, 2001, except with regard to business combinations that were initiated prior to that date, which the Company accounted for using the purchase method of accounting.

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

The Company adopted SFAS 142 effective January 1, 2002. The adoption of these accounting standards required that assembled workforce with a net book value of $3.4 million as of January 1, 2002 be subsumed into goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. SFAS No. 142 also required the Company to perform a transitional assessment by September 30, 2002, to determine whether there is an impairment of goodwill. To perform this assessment, the Company compared the fair value of the FIS reporting unit, as determined by an independent valuation firm, to the carrying amount of the related net assets. This assessment indicated that goodwill associated with the FIS acquisition was impaired as of January 1, 2002. Accordingly, the Company recognized a $9.3 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

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

The following table reflects the reconciliation of reported loss before cumulative effect of change in accounting principle in total and per share to amounts adjusted for the exclusion of goodwill amortization for the prior period:

                                           Three months ended             Nine months ended
                                              September 30,                 September 30,
                                           2002           2001           2002           2001
                                         --------       --------       --------       --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE

Reported loss                            $   (348)      $ (1,733)      $   (935)      $ (6,128)
Goodwill amortization                          --            436             --          1,172
                                         --------       --------       --------       --------
Adjusted loss                            $   (348)      $ (1,297)      $   (935)      $ (4,956)

PER SHARE OF COMMON STOCK -
  BASIC AND DILUTED

Reported loss                            $  (0.02)      $  (0.12)      $  (0.06)      $  (0.41)
Goodwill amortization                          --           0.03             --           0.08
                                         --------       --------       --------       --------
Adjusted loss                            $  (0.02)      $  (0.09)      $  (0.06)      $  (0.33)

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

RESULTS OF OPERATIONS

REVENUES

Revenues decreased 5% to $4.1 million for the three months ended September 30, 2002, from $4.3 million for the three months ended September 30, 2001. The net decrease in revenues is attributable to a $429,000, or 45%, increase in seat-based subscriptions to $1.4 million in 2002 from $953,000 in 2001, and a $35,000, or 13%, increase in advertising and e-commerce revenues to $306,000 in 2002 from $271,000 in 2001. These increases were offset by a $83,000, or 6%, decrease in data sales to $1.35 million in 2002 from $1.44 million in 2001 and a $576,000, or 36%, decrease in technical services to $1.0 million in 2002 from $1.6 million in 2001. Revenues decreased 3% to $12.3 million for the nine months ended September 30, 2002, from $12.7 million for the nine months ended September 30, 2001. The net decrease in revenues is attributable to a $280,000, or 7%, increase in data sales to $4.2 million in 2002 from $3.9 million in 2001, a $1.4 million, or 62%, increase in seat-based subscriptions to $3.7 million in 2002 from $2.3 million in 2001, and a $35,000, or 3%, increase in advertising and e-commerce revenue to $1.10 million in 2002 from $1.06 million in 2001 which were offset by a $2.2 million, or 40%, decrease in technical services to $3.3 million in 2002 from $5.4 million in 2001.

The decrease in data sales in the three months ended September 30, 2002 is due to a decrease in non-recurring sales in 2002 as compared to 2001 and to pricing pressure on contracts renewed in 2002. The increase in data sales in the nine months ended September 30, 2002 is due to an increase in the number of corporate contracts to 200 at September 30, 2002, from 185 at September 30, 2001. The enhancements to our application programming interfaces and addition of new products, such as fundamental data and institutional holdings, as well as an increase in the number of salespeople contributed to the increase in new corporate contracts. Data sales represented 33% of revenues for the three months ended September 30, 2002, compared to 34% of revenues in the same quarter last year and 34% of revenues for the nine months ended September 30, 2002, compared to 31% of revenues in the same period last year.

The increase in seat-based subscriptions is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 26,200 as of September 30, 2002, from approximately 23,100 as of September 30, 2001. Sales leads, which were primarily provided by the traffic to our Web sites and our free to fee initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 34% of revenues for the three months ended September 30, 2002, compared to 22% of revenues in the same quarter last year and 31% of revenues for the nine months ended September 30, 2002, compared to 18% of revenues in the same period last year.

The decrease in technical services revenue is primarily due to the discontinuance of services to non-core consulting clients. In 2002, as part of completing the integration of the FIS acquisition, we shifted some of the technology resources formerly devoted to consulting services to support the growth of our higher margin data and web businesses. Technical services represented 25% of revenues for the three months ended September 30, 2002, compared to 38% of revenues in the same quarter last year and 27% of revenues for the nine months ended September 30, 2002, compared to 43% of revenues in the same period last year.

The increase in advertising and e-commerce revenues results as the addition of list rentals and sales of third party data in 2002 offset the decrease in advertising rates and significant decline in the online and overall advertising industry that has taken place in the past year. Advertising and e-commerce represented 8% of revenues for the three months ended September 30, 2002, compared to 6% in the same quarter last year and 9% of revenues for the nine months ended September 30, 2002, compared to 8% of revenues in the same period last year.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees, and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. Total cost of revenues decreased $340,000, or 34%, to $653,000 for the three months ended September 30, 2002, from $993,000 for the three months ended September 30, 2001. Total cost of revenues decreased $1.5 million, or 42%, to $2.0 million for the nine months ended September 30, 2002, from $3.5 million for the nine months ended September 30, 2001. The decrease in cost of revenues is primarily due to a decrease in software and Web site maintenance, content feeds and communications lines, as well as the reassignment of certain previously billable employees to the development team. Gross margins increased to 84% for the three months ended September 30, 2002, from 77% for the three months ended September 30, 2001 and to 83% for the nine months ended September 30,2002, from 72% for the nine months ended September 30, 2001.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased $28,000, or 5%, to $590,000 for the three months ended September 30, 2002, from $618,000 for the three months ended September 30, 2001. As a percentage of revenues, sales and marketing expenses remained consistent at 15% for both the three months ended September 30, 2002 and 2001. Sales and marketing expenses decreased $50,000, or 3%, to $1.8 million for the nine months ended September 30, 2002, from $1.9 million for the nine months ended September 30, 2001. As a percentage of revenues, sales and marketing expenses remained consistent at 15% for both the nine months ended September 30, 2002 and 2001. The net decrease in sales and marketing expenses was due to the addition of salespeople in 2002 offset by a reduction in our advertising spending and marketing campaign. We expect sales and marketing expenses to increase as we continue to hire additional sales personnel.

Development. Development expenses increased $96,000, or 19%, to $609,000 for the three months ended September 30, 2002 from $512,000 for the three months ended September 30, 2001. As a percentage of revenues, development expenses increased to 15% for the three months ended September 30, 2002, from 12% for the three months ended September 30, 2001. Development expenses decreased $90,000, or 5%, to $1.7 million for the nine months ended September 30, 2002 from $1.8 million for the nine months ended September 30, 2001. As a percentage of revenues, development expenses remained consistent at 14% for both the nine months ended September 30, 2002 and 2001. The increase for the three months ended September 30, 2002 is due to the reassignment of certain previously billable employees from cost of sales to the development team. For the nine months ended September 30, 2002, the net decrease in development expenses is due to the closing of the Kirkland, WA office, as well as internalizing development expenses previously outsourced.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses decreased $576,000, or 24%, to $1.9 million for the three months ended September 30, 2002, from $2.4 million for the three months ended September 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 46% in the three months ended September 30, 2002, from 57% for the three months ended September 30, 2001. General and administrative expenses decreased $1.0 million, or 16%, to $5.4 million for the nine months ended September 30, 2002, from $6.5 million for the nine months ended September 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 44% in the nine months ended September 30, 2002, from 51% for the nine months ended September 30, 2001. The decrease in general and administrative expenses was primarily due to a decrease in personnel, professional service fees and general corporate expenses. We expect general and administrative expenses to increase in future periods as we hire additional personnel and incur additional costs related to the growth of our business.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization decreased $512,000, or 41%, to $727,000 for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001. As a percentage of revenues, depreciation and amortization decreased to 18% for the three months ended September 30, 2002, from 29% for the three months ended September 30, 2001. Depreciation and amortization decreased $1.4 million, or 39%, to $2.2 million for the nine months ended September 30, 2002, from $3.6 million for the nine months ended September 30, 2001. As a percentage of revenues, depreciation and amortization decreased to 18% for the nine months ended September 30, 2002, from 28% for the nine months ended September 30, 2001. The decrease in depreciation and amortization is due to the adoption of SFAS 142 which requires that goodwill no longer be amortized, as well as the retirement of assets associated with the shut down of the Kirkland, WA office. The elimination of goodwill amortization resulted in a decrease in amortization expense of $436,000 or $0.03 per share for the three months ended September 30, 2002 and $1.2 million, or $0.08 per share, for the nine months ended September 30, 2002.

Restructuring Costs. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. The Company recorded an additional $84,000 in September 2001 related to severance expenses for certain FIS employees. In March 2002 and September 2002, the Company negotiated contract terminations, thereby eliminating $100,000 and $82,000, respectively, of future obligations.

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

Loss on Investment. In September 2001, the Company recorded a one-time, non-cash charge associated with the write-off of an equity investment made in 2000 as the Company determined that the fair value of the investment is $0 due to declines in the operating results of the company in which the investment was made. This $275,000 charge is included in interest and other income (expense) on the condensed consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.6 million for the nine months ended September 30, 2002 compared to net cash used by operating activities of $984,000 for the nine months ended September 30, 2001. We have historically financed these activities through private debt placements and the sale of equity instruments to investors. As a result of our acquisition of FIS, our continued focus on growing our corporate customer base, and recent expense reductions, we expect to increase cash provided by operations and to be cash flow positive for the year ended 2002, although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $235,000 for the nine months ended September 30, 2002 and $536,000 for the nine months ended September 30, 2001. The purchases were required to support our expansion and increased infrastructure.

In December 2001 and January 2002, we consummated a private sale of common stock and warrants to certain institutional investors. Pursuant to these transactions, we sold an aggregate of 2,000,000 shares of Common Stock, at a purchase price of $2.50 per share, along with four-year warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $2.875 per share resulting in gross proceeds of $5,000,000.In connection with the transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share.

At September 30, 2002, we had cash and cash equivalents on hand of $6.0 million. We believe that our existing capital resources and expected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of September 30, 2002, we had an accumulated deficit of $41,187,000. We incurred net losses of $2,221,000 for the year ended December 31, 1998, $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, and $10,252,000 for the nine months ended September 30, 2002. In addition, we expect to continue to incur significant operating costs and capital expenditures. As a result, we will need to generate significant additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

Our potential commercial competitors include entities that currently license our content, but which may elect to purchase a real-time EDGAR database feed (called a Level I EDGAR feed) directly from the SEC and use it to create value-added services, similar to services provided by us, for their own use or for sale to others. The cost of the Level I Edgar feed has been significantly reduced since the introduction of the EDGAR system and is currently approximately $45,000 per year. Further reductions of the cost of the Level I EDGAR feed could lead to additional competitors entering our market, as well as current and potential EDGAR online clients buying the SEC feed directly as opposed to utilizing our services. Either of these developments could adversely affect our business, results of operations and financial condition.

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR NET REVENUES.

For the nine months ended September 30, 2002, our contracts with Nasdaq accounted for 34% of our net revenues. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. Although we enjoy a satisfactory relationship with Nasdaq, the loss of this client would have a material adverse affect on our business, results of operations and financial conditions.

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

WE DEPEND ON MAX WORLDWIDE, INC. FOR ADVERTISING REVENUES.

We anticipate that our advertising revenues in any given period will continue to depend to a significant extent upon our relationship with Max Worldwide, Inc., formerly known as DoubleClick, Inc., which has provided us with a full range of advertising services for the last three years. Max Worldwide's failure to enter into a sufficient number of advertising contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. Historically, a limited number of customers, all represented by Max Worldwide, have accounted for a significant percentage of our paid advertising revenues. For the nine months ended September 30, 2002, our Max Worldwide-related paid advertising revenue was 1% of our total net revenues.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING AND E-COMMERCE REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING AND E-COMMERCE MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 9% of our total revenues for the nine months ended September 30, 2002 and 8% for the nine months ended September 30, 2001, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising revenue. Because advertising sales make up a significant component of our revenues, any of these developments could have a significant adverse impact on our business, results of operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

In prior years, we were exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of September 30, 2002, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)- 14(c). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

In addition, we reviewed our internal controls, and there have no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on August 1, 2002. At the meeting the following matters were submitted to a vote: (i) the elections of the following six directors to serve until the 2003 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified: Bruce Bezpa (FOR:
11,553,448 AGAINST OR ABSTENTIONS: 36,954), Stefan Chopin (FOR: 11,553,448 AGAINST OR ABSTENTIONS: 36,954), Mark Maged (FOR: 11,553,448 AGAINST OR
ABSTENTIONS: 36,954), Marc Strausberg (FOR: 11,553,448 AGAINST OR ABSTENTIONS:
36,954), Susan Strausberg (FOR: 11,553,448 AGAINST OR ABSTENTIONS: 36,954), and Tom Vos (FOR: 11,553,448 AGAINST OR ABSTENTIONS: 36,954); (ii) the approval of an approved amendment to the Company's 1999 Stock Option Plan, increasing the shares available for the grants from 1,900,00 to 2,400,000 (FOR: 9,419,536 AGAINST OR ABSTENTIONS: 2,170,866) and (iii) ratification of the appointment of KPMG LLP as the Company's independent public accountants (FOR: 11,555,921 AGAINST OR ABSTENTIONS: 34,481).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


      a. Exhibits:

         Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b. Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EDGAR ONLINE, INC.

                                  (Registrant)


Dated: November 14, 2002                /s/ Susan Strausberg
                                        -----------------------
                                        Susan Strausberg
                                        Chief Executive Officer


Dated: November 14, 2002                /s/ Greg Adams
                                        -----------------------
                                        Greg Adams
                                        Chief Financial Officer

                                 CERTIFICATIONS

I, Susan Strausberg, certify that:

1) I have reviewed this quarterly report on Form 10-Q of EDGAR Online, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ Susan Strausberg
                                                   -----------------------------
                                                   Susan Strausberg
                                                   Chief Executive Officer
                                                   November 14, 2002

                                 CERTIFICATIONS

I, Greg Adams, certify that:

1) I have reviewed this quarterly report on Form 10-Q of EDGAR Online, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                   /s/ Greg Adams
                                                   -----------------------------
                                                   Greg Adams
                                                   Chief Financial Officer
                                                   November 14, 2002