Form 10-K
period 2002-12-31
EDGAR ONLINE INC
filed 2003-03-31
CIK 1080224

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes | | No |X|

As of March 20, 2003 there were 17,003,792 shares of the registrant's common stock outstanding. The aggregate market value of voting stock held by non-affiliates of the registrant was $14,080,281 (based on the closing sales price for the registrant's common stock as reported by the Nasdaq National Market on March 20, 2003).

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               EDGAR ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I
Item 1.           Business                                                                   3
Item 2.           Properties                                                                 19
Item 3.           Legal Proceedings                                                          19
Item 4.           Submission of Matters to a Vote of Security Holders                        19

PART II
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                        20
Item 6.           Selected Financial Data                                                    21
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  23
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                 29
Item 8.           Financial Statements and Supplementary Data                                29
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                   29
PART III
Item 10.          Directors and Executive Officers of the Registrant                         29
Item 11.          Executive Compensation                                                     31
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters                                 36
Item 13.          Certain Relationships and Related Transactions                             38
Item 14.          Controls and Procedures                                                    39

PART IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K           39
                  Signatures                                                                 43
                  Certifications                                                             44

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

ITEM 1. BUSINESS

OVERVIEW

We provide our customers with business, financial and competitive information about public companies. We also provide information and technology solutions to the financial services industry. We derive the information we sell primarily from the SEC's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system and provide it to corporations, Web sites and individuals on a real-time basis. We enhance raw SEC filings by organizing and processing them into an easily accessible and searchable format and use proprietary software to extract specific information requested by our customers. Our four primary sources of revenue are contracts with corporate customers for customized data, seat-based subscriptions to our Web site services, sale of our technical services to construct and/or operate the technical systems our customers use to incorporate our data and data from other sources into their products and services and advertising and other e-commerce based revenues.

EDGAR TRADEMARK

EDGAR is a federally registered trademark of the SEC. EDGAR Online is a product of EDGAR Online, Inc. and is neither approved by, nor affiliated with, the SEC. The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. Our EDGAR Online trademark has been registered with the U.S. Patent and Trademark office.

DATA SALES

Our proprietary data mining technology allows us to extract and deliver in real-time customized data derived from EDGAR filings. Corporations, financial institutions and news organizations purchase this customized data from us. These customers use this information on corporate intranets, private networks, Web sites and for redistribution to their customers. They typically enter into contracts of at least a one-year length for our content, which they use internally within their own organizations and/or for incorporation into services they offer their customers. We deliver the data to our customers as formatted data feeds or via access to our applications programming interface. Our data customers include corporations, such as Lucent Technologies, financial service organizations, such as Merrill Lynch and Bank of America, and news service providers, such as Standard & Poor's. Within these organizations, we tailor our services to various departments including marketing, sales, human resources, financial and legal. We also deliver EDGAR content to other subscription Web sites, such as Multex.com and Scottrade Securities, that bundle our content into their service offerings to the business and investment community. These Web sites either integrate our services into their comprehensive offerings or offer our services as higher cost options. In 2002, our data sales were responsible for 33% of our revenue.

SEAT-BASED SUBSCRIPTIONS

Many companies, professionals and other individuals access our services by purchasing our seat-based subscriptions, www.edgarpro.com and www.edgar-online.com. We sell these seat-based subscriptions directly over the Internet and through our sales force in the form of contracts typically extending for a period of one year. We use the two major public Web sites we operate at www.edgar-online.com and www.freeedgar.com and the linking agreements we have with other prominent Web sites such as Yahoo! to market our seat-based services. As of March 20, 2003, we had a total of more than 27,000 subscribers to our seat-based subscription services. Seat-based subscriptions services were responsible for 32% of our revenue in 2002.

TECHNICAL SERVICES

In addition to using our technical expertise to create and deliver our own branded data and seat-based services to customers, we also sell our technical services directly to large financial institutions who contract with us to build, and in some cases operate, the technical systems they need to use the data we sell them. Customers who buy these technical services from us, in some cases, also use our services to acquire and integrate data from third party vendors into the technical systems we operate for them. In 2002, technical services revenues were responsible for 27% of our revenue.

ADVERTISING AND E-COMMERCE

We also generate revenues through the sale of advertising banners and sponsorships on our various Web sites and through e-commerce activities such as marketing third party services to the users of our Web sites. In 2002, 8% of our revenues came from these services.

INDUSTRY BACKGROUND AND OPPORTUNITY

THE EDGAR SYSTEM

The SEC began to require electronic filings of compliance documents such as prospectuses and annual and quarterly reports in 1994 and, since May 1996, all U.S. public companies have been required to make their SEC filings in an electronic format through the EDGAR system. The SEC also now requires that certain filings by foreign issuers be filed through the EDGAR system. The SEC established this system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC. Prior to the introduction of the EDGAR system, SEC filings were only available on a delayed basis in costly paper or CD-ROM format from a limited number of document providers or from SEC public reference rooms.

SARBANES-OXLEY ACT OF 2002

The recently enacted Sarbanes Oxley Act of 2002 (the "SO Act") represents a massive restructuring of the regulatory system governing capital markets and is intended to provide a permanent framework that improves the quality of financial reporting, as well as increasing the responsibility of management for corporate disclosures and financial statements. The SO Act's provisions are effective at different times, ranging from immediately upon enactment - July 30, 2002 - to later dates as specified in the SO Act. The SO Act contains a new two business day filing requirement, which is currently in effect, to report transactions in public company stock on Form 4 by their directors and executive officers. Because of these strict guidelines, many companies are now filing these forms through the EDGAR system. The Act also provides that electronic filings of Form 4s will be required beginning not later than July 2003. Other SEC pending proposals relating to the adoption of the SO Act include requiring companies that maintain a corporate web site to post Forms 3, 4 and 5 filed with respect to their equity securities by the end of the business day after the filing is made, as well as amendments to Form 8-K which will require public companies to disclose on a rapid and current basis additional information concerning material changes in the financial condition or operations of issuers. The foregoing initiatives are expected to result in more companies relying on the internet to meet these new requirements.

BUSINESS INFORMATION

Today's business environment is characterized by a rapidly growing demand for fast and easy access to corporate and financial information. As a result of the rapid growth of the Internet, corporate and financial information can now be delivered in a more efficient and less expensive manner. Businesses are using their intranets, private networks and Web sites to deliver competitive and financial information to employees, customers and shareholders. SEC filings are a primary source of this information, and since the inception of the EDGAR system, the SEC has consistently moved to require more information to be disclosed electronically and to have electronic information filed on a more timely basis. This movement has been evidenced by the adoption of the SO Act. Because EDGAR Online has established itself as one of the preeminent brands on the Internet for EDGAR-based information, these trends, which increase both the number of people who are looking to gain access to EDGAR-derived data and the amount of data going into the EDGAR database each year, provide a growing market for our expertise in extracting and delivering EDGAR-derived information.

STRATEGY

Our goal is to become the leading provider of EDGAR-based business, financial and competitive information and related technology services. We aim to meet the increasing market demand for information on a real-time, value-added and cost-effective basis, by providing our customers with sophisticated methods of obtaining and using information derived from EDGAR filings and other sources. We strive to maintain EDGAR Online as the most reliable and trusted source of EDGAR-based information for corporate customers and users of our seat-based subscription services. We seek to convince more financial institutions and data providers that still use predominantly manual procedures to process EDGAR data for their own internal use to purchase services from us rather than processing EDGAR information themselves.

INCREASE CORPORATE SALES

Our objective is to continue to increase the number of corporate customers purchasing our services and the amount of revenue generated by each customer. We use our proprietary technology to extract information for our corporate customers and tailor this information to their specific needs. We offer our services to a broad range of business and professional customers who have a variety of needs for the types of services we provide. We are continuing to expand our sales force to target this market.

EXPAND BEYOND THE INTERNET TO REACH NEW CUSTOMERS

We believe that we have established EDGAR Online as a leading Internet provider of EDGAR-based information. We intend to maintain this leadership position on the Internet and are continuing our efforts to target other existing and emerging technologies to reach new customers. For example, we are expanding our sales efforts to news services and data vendors that are using proprietary private networks.

EXPAND INTERNATIONALLY

We intend to market our services more aggressively in international markets and have expanded our database to include filings made outside of the United States in order to provide our users with access to corporate and financial information from these filings.

EXPAND FUNCTIONALITY AND CONTENT OFFERINGS

We continuously seek to introduce new value-added services to increase revenues from our existing customer base and to attract new customers. We have sophisticated search technology under development to further mine the data in EDGAR filings and plan to market tailored products to specific end users. We are also incorporating additional sources of business and financial information into the services we offer to our clients.

ENHANCE BRAND RECOGNITION

We have established strong brand identity in the EDGAR-based retrieval market, in large part due to the high quality of our services and the extensive availability of our branded information on the Internet. We continue to expand our brand recognition by marketing higher value services to registered users of our Web sites, by implementing sales campaigns to corporate clients and by entering into additional strategic distribution relationships.

PURSUE ADDITIONAL STRATEGIC ALLIANCES AND ACQUISITIONS

We will seek additional distribution relationships to ensure that we remain a leading provider of EDGAR-based information and related information technology solutions. We will also seek additional strategic alliances or acquisitions that will enable us to offer additional services, strengthen our selling efforts, improve technology and gain access to complementary services or information that will be of interest to our customer base.

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

DATA SALES

Many corporations and institutions want to see specific information extracted from EDGAR filings as the filings enter our database. To meet this need, and to enable these customers to integrate this information into services they provide to their customers or information they make available directly to a number of their employees, we sell our services in the form of formatted data feeds. These feeds range from a simple subset of EDGAR filings for customers who need all the filings from only a select number of companies, to more sophisticated extractions of selected information from certain filing types that are formatted and delivered to match specific custom needs that vary for each data services contract.

For customers who want the flexibility and economy of constructing the extraction specifics themselves, or for those customers who have multiple uses for the data they purchase from us, we offer an applications programming interface service (API). This service enables a customer to use its own IT services department to configure the information from our database and is used primarily by our largest data customers, including OneSource and Standard and Poors

Since many of our customers are looking for the same kinds of data services, we have developed a number of pre-packaged data services such as our Fundamental Data Service, our Insider Trader Data Service, our IR Web Page Service and our Wealth ID Service to meet these needs.

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

A less fully functioned seat-based service, known as EDGAR Online, is available through all of our public Web sites. This service enables users to access a limited number of filings per month and offers fewer searching and alerting features than our flagship EDGARpro service. The yearly price for this service is $180, and may be purchased on www.edgar-online.com by providing a credit card which is charged for a minimum of three months worth of service in advance.

We also offer other specialized seat-based services available as stand-alone services or services available in conjunction with the services listed above. These specialized services include direct access to information extracted from
Schedule 13f institutional ownership filings. Customers interested in this kind of information purchase these seat-based services to get easy access to information we extract from multiple filings and present in formats that make it easy to view summary information quickly. These services are priced at $900 per seat per year, or less if purchased as a multi-seat contract or as an add-on to a contract for EDGARpro services.

TECHNICAL SERVICES

In addition to using our technical expertise to create and deliver our own branded data and seat-based services to customers, we also sell our technical services directly to large financial institutions who contract with us to build, and in some cases operate, the technical systems they need to use the data we sell them. The technical services we offer our customers range from development of simple data extraction software, through the design and development of entire technical systems to integrate and use various data obtained from multiple data vendors, to the hosting and support of a client's entire Internet and Intranet sites. We have developed and deployed systems to display stock quotes and stock charts, systems to aggregate and display news feeds, and systems to keep track of stock symbol changes. Our technical services contracts are unique based on the specific needs of the client. We charge for our technical services primarily on a time and materials basis.

The Nasdaq Stock Market, Inc. ("Nasdaq") currently represents the sole client to whom we provide technical services. Technical services revenues represented 27% of total revenues for the year ended December 31, 2002. Pursuant to our agreements with Nasdaq, the Company provides various services, including operations and facilities management for the Nasdaq Online Web site, forms validations services and certain data feeds. Our total contracts with Nasdaq were responsible for 34% of our revenues for the year ended December 31, 2002.

ADVERTISING AND E-COMMERCE SERVICES

We have a contract with Max Worldwide, an Internet advertising services provider, to sell the advertising space on our public Web sites and on the edgar-online and ipo-express seat-based offerings. Max Worldwide markets our advertising space to a broad cross section of industries that are attracted by the subject matter of our Web sites and by the demographics of the users of our Web sites. These advertisers include companies such as Datek Online Brokerage Services, Fidelity Investments, Hewlett Packard, Toyota and Harvard Business School Publishing. The advertising Max Worldwide sells on our Web sites is comparable to services offered by other Web sites. They include banner-advertising space, sponsorship buttons on specific pages and pop up ads. We believe that the prices we receive for the advertising services we provide generally match those available on other comparable financial Web sites. The contract with Max Worldwide provides for us to receive a share of the revenue received for any advertising sold.

We also have entered into e-commerce agreements with third parties who want to offer compatible services to the users of our public Web sites. Recent e-commerce offerings have included list rentals, credit reports, research reports, and annual report services. These contracts usually provide for us to receive a share of the revenue the third party providers obtain from orders placed directly from our Web sites.

KEY CONTENT DISTRIBUTION RELATIONSHIPS

In order to enhance our brand recognition and audience reach, we provide selected EDGAR content to major portals including Yahoo! and Lycos. For example, we provide the Yahoo! Finance Web site with headline information about SEC filings, the extracted Management's Discussion and Analysis section of Forms 10-K and 10-Q, insider data and financial fundamental data. In return, EDGAR Online sites benefit from increased traffic and advertising revenues, which occur when users of these sites seek additional EDGAR-related information.

MARKETING AND SALES

Historically, we have focused on building content distribution relationships with major search engines and financially oriented and general information Web sites to build our brand recognition. These co-branded relationships and our well-known presence on the Internet have allowed us to attract seat-based subscribers and corporate data and technical services customers.

As of March 20, 2003, we have a staff of 14 professionals dedicated to supporting our sales and marketing efforts. The exclusive focus of our sales staff is to market our services to corporate customers. We believe that corporate customers will continue to represent an important source of revenue growth in the next few years, as we continue to introduce value-added search and extraction products and customized fee-based services to corporate purchasers of sophisticated financial information. We intend to continue to increase the number of sales professionals dedicated to marketing our services. We promote our services through on-line and print advertising, trade shows and telemarketing. We also use free-trial offers on our Web sites to encourage registered users and visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

PROPRIETARY DATA MINING SOFTWARE

Historically, we used database technology designed for us by iXL and were reliant on iXL personnel for design and support of our hardware and software systems. The acquisition of Financial Insight Systems, Inc. (FIS) in October 2000 enabled us to bring development and maintenance of our technology in-house. The acquisition of FIS also brought us additional proprietary database technology related to the extraction of data from EDGAR filings and the creation, operation and maintenance of applications services used by our clients. Our proprietary technology integrates software that was developed exclusively for us with software systems obtained commercially. The software developed exclusively for us includes our database of EDGAR filings, Web-based customer interfaces, data mining capabilities and customer support and billing systems. The software systems obtained commercially include the Great Plains Accounting System, the Verity Search Engine and NetOwl Extractor. The nature of our proprietary system allows us to enhance our service offerings by rapidly integrating new technology developed by third parties.

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

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

Our employees now perform all of our development programming, as well as management of our Web sites. We own all the programs that run our Web sites, including those developed in the past by iXL. The largest portion of our development team is located in our Rockville, Maryland office. We also have a team of development and IT professionals located in Norwalk, Connecticut. The Web sites developed and maintained for some of our largest corporate customers are hosted in our offices in Rockville using predominately Microsoft NT Operating systems. The Rockville office also hosts the services used to provide our flagship seat-based services and our freeedgar.com Web site.

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

The flow of information in and out of our Web sites operates as follows:

- The live feed of EDGAR filings comes from the SEC's dissemination agent, TRW, which sends this feed to Globix in New York City, and our office in Rockville, Maryland via private high speed T-1 connections; and

- The raw EDGAR filings are processed independently by our proprietary software, stored in databases in New York City and Rockville, and posted to our Web sites and distributed to third parties with whom we have distribution contracts via our production servers located at Globix's facilities and at Rockville, Maryland.

Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 AM to 5:00 PM (ET). Inquiries come in through our Web sites and via e-mail and telephone. As of March 20, 2002, we had 23 employees engaged in customer service and network support for our public Web sites.

COMPETITION

The market for Internet-based business, financial and competitive information is intensely competitive and this competition is expected to continue to increase. We believe that our ability to compete will depend upon many factors both within and beyond our control, including the timing and market acceptance of new services and enhancements to existing services developed by us and our competitors, continuing relationships with major portals, ease of use, performance, price, reliability, customer service and support and sales and marketing efforts. Our competitors vary in size and in the scope and breadth of services offered. We currently compete, directly and indirectly, for seat-based subscribers and data customers with vendors of broadly-based financial information such as Bloomberg and Thomson Financial and with Web-based providers of EDGAR information, such as 10KWizard.com and Global Security Information's LIVEDGAR. In addition, we also compete with the Securities and Exchange Commission, who provides raw EDGAR filings on a real time basis free of charge. In the area of technical services, we compete with solutions providers such as IBM, Accenture and smaller boutique firms. We also compete with other Web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet in general or our Web sites in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our Web sites.

Many of our existing and prospective competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their services than we can. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, clients and strategic partners.

INTELLECTUAL PROPERTY

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees execute confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies belong to us. In addition, prior to entering into discussions with third parties regarding our proprietary technologies, we typically require that such parties enter into a confidentiality agreement. If these discussions result in a license or other business relationship, we typically also require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights.

The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We have received registration for our EDGAR Online trademark from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings including EDGARPRO, EDGAREXPLORER, FREE EDGAR and EDGAR NEWS and have active trademark/servicemark applications pending on certain other service offerings including EDGARANALYST.

GOVERNMENT REGULATION

We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. There are currently few laws or regulations directly applicable to online services or the Internet. However, due to the increasing popularity and use of commercial online services and the Internet, it is possible that a number of laws and regulations relating to commercial online services and the Internet may be adopted. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. Moreover, the applicability to commercial online services and the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain and could expose us to substantial liability. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, results of operations and financial condition.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales and income taxes. As our service is available over the Internet anywhere in the world, multiple jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such jurisdiction. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify. It is also possible that state and foreign governments might attempt to regulate our transmissions of content on our Web sites or prosecute us for violations of their laws. We cannot assure you that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate these laws or that these laws will not be modified, or new laws enacted, in the future.

EMPLOYEES

As of March 20, 2003, we had 94 full-time employees. On March 31, 2003, we announced a plan to reduce our workforce by 17%. We believe that we have good relations with our employees.

CORPORATE HISTORY

We are a Delaware corporation and were formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. Our executive offices are located at 50 Washington Street, Norwalk, Connecticut 06854 and our telephone number is (203) 852-5666.

                 RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The financial statements contained in pages F-1 to F-25 of this report and the related discussion describe and analyze the Company's financial performance and condition for the periods indicated. For the most part, this information is historical. The Company's prior results, however, are not necessarily indicative of the Company's future performance or financial condition. The Company therefore has included the following discussion of certain factors which could affect the Company's future performance or financial condition. These factors could cause the Company's future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of the Company's future performance or financial condition. These factors, among others, should be considered in assessing the Company's future prospects and prior to making an investment decision

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

As a company in the rapidly evolving market for the delivery of financial and business information, we face numerous risks and uncertainties in achieving increased revenues. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, seat-based subscription fees and advertising and e-commerce sales. In order to increase our revenues, we must successfully:

- implement our marketing plan to increase corporate sales, attract more individual online users to our services and convert visitors to paying subscribers;

- continue to improve our market position as a commercial provider of information services based on EDGAR filings;

- maintain our current content distribution relationships with popular Web sites and providers of business and financial information;

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES AND SUCH REVENUES WILL DECREASE OVER TIME.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed pursuant to our contract with Nasdaq. Sales to Nasdaq accounted for 34% and 38% of our total revenues for the years ended December 31, 2002 and 2001, respectively. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. The loss of a significant customer such as Nasdaq would have a material adverse affect on our business, results of operations and financial condition.

We have recently renewed certain work orders and have negotiated new services pursuant to additional work orders with Nasdaq. However, revenues to be generated from our Nasdaq business will be significantly below the historical revenues generated from these contracts commencing in the third quarter of 2003 and for periods thereafter. If we do not generate new business to offset a portion of the Nasdaq revenue shortfall, there could be a material adverse effect on our business, results of operations and financial condition.

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of December 31, 2002, we had an accumulated deficit of $41,977,000. We incurred net losses of $4,163,000 for the year ended December 31, 1999, $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, and $11,042,000 for the year ended December 31, 2002. In addition, we expect to continue to incur ongoing operating costs and capital expenditures. As a result, we will need to generate additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

WE FACE INTENSE COMPETITION FROM OTHER PROVIDERS OF BUSINESS AND FINANCIAL INFORMATION.

We compete with many providers of business and financial information, including other Internet companies, for consumers' and advertisers' attention and spending. Because our market poses no substantial barriers to entry, this competition may continue to intensify. The types of companies with which we compete for users and advertisers include:

- traditional vendors of financial information, such as Thomson Financial;

- proprietary information services and Web sites targeted to business, finance and investing needs, including those providing EDGAR content, such as Bloomberg, 10K Wizard and LIVEDGAR; and

- Web-based providers of free EDGAR information.

Our future success will depend on our ability to maintain and enhance our market position by: using technology to add value to raw EDGAR information, keeping our pricing models below those of our competitors, maintaining a strong corporate sales presence in the marketplace and maintaining our branding on high-traffic Web sites.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock. In addition, an affiliate of our Chairman and Chief Executive Officer has pledged an aggregate of 1,200,000 shares of our common stock to an institutional lender as collateral for a certain extension of credit of which $480,265 is outstanding as of March 20, 2003. If a foreclosure occurs under this credit arrangement, the lender would have the right to sell any and all of the pledged shares, which is likely to have a material adverse effect on the market price of our common stock.

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

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF THE MARKET FOR BUSINESS AND FINANCIAL INFORMATION.

The market for the distribution of business and financial information, including EDGAR-based content, is rapidly evolving. As is typical of a rapidly evolving industry, demand and market acceptance for new services are subject to a high level of uncertainty. Because the market for our products and services continues to evolve, it is difficult to predict with any certainty what the growth rate, if any, and the ultimate size of this market will be. We cannot be certain that the market for our services will continue to develop or that our services will ever achieve a significant level of market acceptance. If the market fails to continue to develop, develops more slowly than expected or becomes saturated with competitors, or if our new service offerings do not achieve significant market acceptance, or if pricing becomes subject to considerable competitive pressures, our business, results of operations and financial condition would be materially adversely affected.

MAINTAINING EXISTING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB SITES IS CRUCIAL TO OUR FUTURE SUCCESS.

Because our revenues depend to some extent on the traffic to our Web sites, our business could be adversely affected if we do not maintain our current content distribution relationships on commercially reasonable terms We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web sites. There is intense competition for exposure on high-traffic Web sites, and we may not be able to maintain our present contractual relationships. Even if we maintain our existing relationships, they themselves may not continue to attract significant numbers of users. Therefore, our Web sites may not continue to receive significant traffic or receive additional new users from these relationships.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE CURRENT (OR ANY FUTURE) DOWNTURN IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE BUSINESS ECONOMY IN GENERAL.

We are dependent upon the continued demand for the distribution of business and financial information, making our business susceptible to downturns in the financial services industry and the business economy in general. In addition, the broad effects of the terrorist attacks of September 11, 2001 and the conflict with Iraq have compounded the effects of an already slow global economy. Our current results of operations reflect, in part, the effects of the current slowdown in our markets. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in a slower growth in the number of customers purchasing our information services. These effects may continue and may worsen if our customers do not recover or if additional events adverse to the global economy or the financial services industry occur.

SOME OF OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICE OR PAY US FOR SERVICES PERFORMED.

Some of our current and potential clients need to raise additional funds in order to continue their business operations as planned. We cannot be certain that these companies will be able to obtain additional financing on favorable terms or at all. As a result of their inability to raise additional financing, some clients may be unable to pay us for services we have already provided them or they may terminate our services earlier than planned, either of which could have a material adverse effect on our business, financial condition and operating results.

WE FACE INTENSE COMPETITION FOR ADVERTISING AND E-COMMERCE REVENUES AND THE VIABILITY OF THE INTERNET AS AN ADVERTISING AND E-COMMERCE MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 8% and 9% of our total revenues for the years ended December 31, 2002 and 2001, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising and e-commerce revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising and e-commerce revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising and e-commerce revenues. Although advertising and e-commerce revenues do not make up a significant component of our total revenues, any of these developments could still have an adverse impact on our business, results of operations or financial condition.

WE MAY NOT BE ABLE TO MAINTAIN AN EFFECTIVE DIRECT SALES FORCE.

Because a significant component of our growth strategy relates to increasing our revenues from sales of our corporate services, our business would be adversely affected if we were unable to maintain an effective sales force to market our services to this customer group. Our efforts in maintaining an effective sales force may not be successful.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR GROWTH.

We have experienced, and with respect to certain segments of our business are currently experiencing, a period of growth. If we are unable to manage our growth effectively, our business will be adversely affected. As part of this growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage our employees, especially in the areas of sales and product development.

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

We may not succeed in addressing these risks. In addition, our prior acquisitions have been structured to be treated as tax-free reorganizations. In the event the tax-free nature of our transactions is successfully challenged, there may be a material adverse impact to our business, results of operations and financial condition. Even if we were to prevail in such challenge, the dispute could be time consuming and expensive, and could result in the diversion of our time and attention, which could materially adversely affect our business, results of operations and financial condition.

WE DEPEND ON KEY PERSONNEL.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer and President; Marc Strausberg, Chairman; Greg Adams, Chief Financial Officer and Chief Operating Officer; Paul Sappington, Chief Software Officer and Vice President and Jay Sears, Senior Vice President, Strategy and Business Development, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

We have a hosting contract with Globix Corporation, pursuant to which Globix operates and maintains the Web servers owned by us in their New York City data center. Our hosting contract with Globix expires in July 2003. In March 2002, Globix announced that it had filed for bankruptcy protection as part of its efforts to restructure its debt. The resulting reorganization plan was confirmed by the United States Bankruptcy Court in April 2002. To date, Globix provision of services under our contract has not been affected, but this could change unexpectedly in the future. If Globix were unable or unwilling to provide these services, we would have to find a suitable replacement. Our operations could be disrupted while we were in the process of finding a replacement for Globix and the failure to find a suitable replacement or to reach an agreement with an alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

WE FACE A RISK OF SYSTEM FAILURE.

Our ability to provide EDGAR content on a real-time basis and technology-based solutions to our corporate clients depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system provided by Max Worldwide. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, terrorist attacks, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar unexpected adverse events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with advertisers.

Our operations depend on our and Globix's ability to protect the systems in the data centers against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although our Rockville, Maryland facility and Globix provide comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, neither facility can guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our Web sites could materially adversely affect our business, results of operations and financial condition. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in the delivery of our services. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

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

We also lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Suite 310, Rockville, Maryland and approximately 2,900 square feet of office space at 100 Painters Mill Road, Suite 208 Owings Mills, Maryland. The term of these leases expire in October 2005 and March 2004, respectively. The Company also leases approximately 500 square feet of office space at 11200 Rockville Pike, Suite 340 on a month-to-month basis. Collectively, these facilities house our FIS development and operations personnel as well as the computer and communications equipment needed to operate FIS.

We believe that, in general, our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

Our common stock has been quoted on the Nasdaq National Market under the symbol EDGR since our initial public offering on May 26, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of common stock as reported on the Nasdaq National Market.

On March 20, 2003, the last reported sales price of the common stock on the Nasdaq National Market was $1.03. As of March 20, 2003, there were approximately 114 holders of record of our common stock.

                                                                     HIGH       LOW
                                                                   --------   -------
     FISCAL YEAR ENDED DECEMBER 31, 2001
     First Quarter...............................................  $ 3.00     $1.15
     Second Quarter..............................................  $ 3.91     $0.99
     Third Quarter...............................................  $ 3.94     $1.05
     Fourth Quarter..............................................  $ 3.61     $0.93
     FISCAL YEAR ENDED DECEMBER 31, 2002
     First Quarter...............................................  $ 3.49     $2.25
     Second Quarter..............................................  $ 4.00     $1.75
     Third Quarter...............................................  $ 2.00     $1.03
     Fourth Quarter..............................................  $ 2.25     $1.25
     FISCAL YEAR ENDED DECEMBER 31, 2003
     First Quarter (through March 20, 2003)......................  $ 1.80     $0.85

DIVIDEND POLICY

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Pursuant to the terms of an Amended and Restated Common Stock Purchase Agreement (the "Stock Purchase Agreement"), we sold an aggregate of 2,000,000 unregistered shares of common stock, par value $0.01 ("Common Stock") to select institutional investors at a purchase price of $2.50 per share, resulting in gross proceeds of $5,000,000. The transaction was consummated as to 500,000 shares and $1,250,000 in proceeds on December 31, 2001 and 1,500,000 shares and $3,750,000 in proceeds on January 8, 2002. Pursuant to this private financing, the Company also issued the purchasers four-year warrants to purchase an aggregate of 400,000 shares of Common Stock at an exercise price of $2.875 per share. In connection with the transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. The securities were sold pursuant to an exemption provided in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder on the basis that the transaction did not involve a public offering. The shares of common stock referenced in this paragraph, along with the shares of common stock issuable upon the exercise of the warrants referenced in this paragraph, were registered for resale pursuant to a Registration Statement on Form S-3 which was declared effective in February, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The selected data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 are derived from our audited consolidated financial statements. The financial statements for, and as of the end of, each of the years in the five-year period ended December 31, 2002 have been audited by KPMG LLP, independent certified public accountants, and those financial statements and the report thereon are included elsewhere in this or previously filed Reports on Form 10-K. The auditors' report makes reference to a change in our method of accounting for goodwill resulting from the adoption of SFAS No. 142, "Goodwill and other Intangible Assets". The data set forth below should be read in connection with, and are qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the related notes included elsewhere in this Form 10-K.

                                                    YEAR ENDED DECEMBER 31,
                             --------------------------------------------------------------------
                               1998          1999          2000           2001           2002
                             ----------   -----------   -----------   ------------    -----------
STATEMENT OF OPERATIONS
  DATA:(1)
Revenues...................  $1,822,555   $ 4,730,614   $  9,741,669   $17,052,886    $16,170,834
Cost of revenues...........     619,475     1,489,585      3,021,615     4,448,968      2,632,192
                             ----------   -----------   -----------   ------------    -----------
Gross profit...............   1,203,080     3,241,029      6,720,054    12,603,918     13,538,642
Operating expenses:
Selling, general and
  administrative and
  development..............   3,175,246     7,264,124     13,295,912    12,964,558     12,315,113
Restructuring costs(2).....          --            --            --        995,482       (182,428)
Amortization and
  depreciation.............     116,767       893,614      3,484,491     4,767,121      2,880,067
Impairment of intangible
  assets(3)................          --            --      6,151,074            --             --
                             ----------   -----------   -----------   ------------    -----------
Loss from operations.......  (2,088,933)   (4,916,709)   (16,211,423)   (6,123,243)    (1,474,110)
Interest income (expense)
  and other, net...........    (132,291)      754,098        974,118      (665,068)      (251,266)
                             ----------   -----------   -----------   ------------    -----------
Loss before income taxes...  (2,221,224)   (4,162,611)   (15,237,305)   (6,788,311)    (1,725,376)
Income tax expense.........         250           250             --            --             --
                             ----------   -----------   -----------   ------------    -----------
Loss before cumulative
effect of change in
accounting principle.......  (2,221,474)   (4,162,861)   (15,237,305)   (6,788,311)    (1,725,376)

Cumulative effect of change
in accounting principle (4)           --            --             --            --    (9,316,884)
                             -----------  ------------  ------------  ------------   -------------
Net loss..................   $(2,221,474)  $(4,162,861) $(15,237,305)  $(6,788,311)  $(11,042,260)
                             ===========   ===========   ===========   ============  ============

Loss before cumulative
effect of change in
accounting principle
per share - basic and
diluted...................   $     (0.36)  $     (0.42)  $     (1.18)  $      (0.46)  $     (0.10)

Cumulative effect of change
in accounting principle per
share- basic and diluted     $     (0.00)  $     (0.00)  $     (0.00)  $      (0.00)  $     (0.55)
                             ----------   -----------   -----------   ------------    -----------
Net loss per share -
basic and diluted.........   $     (0.36)  $     (0.42)  $     (1.18)  $      (0.46)  $     (0.65)
                             ===========   ===========   ===========   ============   ===========
Weighted average shares
outstanding - basic and
diluted (5)...........         6,129,116     9,805,456    12,862,604     14,911,903    16,932,595
                             ===========   ===========   ===========   ============   ===========

                                                      DECEMBER 31,
                          --------------------------------------------------------------------
                             1998          1999          2000           2001          2002
                          -----------   -----------   -----------   ------------   -----------
BALANCE SHEET DATA:
Cash and cash
  equivalents.............. $ 148,380   $10,051,473   $  2,283,811   $ 3,460,515   $ 5,549,934
Available-for-sale
  investments..............        --    14,534,836      1,497,930            --            --
Working capital
  (deficit)................  (440,754)   23,529,849      3,703,935        46,388     2,457,545
Total assets...............   784,943    37,739,114     39,466,359    33,485,831    23,218,692
Long-term debt............. 1,473,858            --      6,000,000     3,800,000     1,878,394
Stockholders' equity
  (deficit)................(2,220,946)   35,086,383     29,483,401    23,960,410    16,369,994

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

(2) During the third quarter of 2001, we recognized restructuring costs which were primarily comprised of expenses associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for certain FIS employees. In 2002, a portion of these costs were reversed as certain contract terminations were negotiated.

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

(4) The Company adopted SFAS 142 effective January 1, 2002. This standard requires that the company perform a transitional assessment to determine whether there is an impairment of goodwill. The assessment indicated that goodwill associated with the FIS acquisition was impaired and accordingly the Company recognized a non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

(5) Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 1,130,000, 1,302,758, 1,900,105, 2,806,060, and 3,124,643 for the years ended December 31,
1998, 1999, 2000, 2001 and 2002 respectively.

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

We derive revenues from four primary sources: contracts with corporate customers for customized data, seat based subscriptions to our Web site services, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from technical services is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an Agreement and Plan of Merger dated October 18, 2000 for approximately $28.1 million. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at approximately $9.6 million, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and
(ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 and (3) approximately $0.8 million in cash for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the effective date of the acquisition have been included in the accompanying financial statements. Certain of the notes were subsequently restructured to provide for the following schedule of principal repayments:
$1,900,000 which was made on April 1, 2002, $1,900,000 on April 1, 2003 and
$1,900,00 on January 2, 2004.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

Revenues decreased 5% to $16.2 million for the year ended December 31, 2002, from $17.1 million for the year ended December 31, 2001. The net decrease in revenues is primarily attributable to a $2.5 million, or 37%, decrease in technical services revenues to $4.3 million in 2002 from $6.8 million in 2001, a $112,000, or 8%, decrease in advertising and e-commerce revenues to $1.4 million in 2002 from $1.5 million in 2001, and a $36,000, or 1%, decrease in data sales which were partially offset by a $1.8 million, or 52%, increase in seat-based subscriptions to $5.1 million in 2002 from $3.4 million in 2001.

The $2.5 million decrease in technical services revenue is primarily due to the discontinuance of services to non-core consulting clients. In 2002, as part of completing the integration of the FIS acquisition, we shifted some of the technology resources formerly devoted to consulting services to support the growth of our higher margin data and web businesses. Technical services revenues represented 27% of revenues for the year ended December 2002, compared to 40% of revenues in the prior year. Technical services revenues are expected to continue to decrease as the Company anticipates an approximate $1.0 million reduction in revenues related to Nasdaq work orders in the second half of 2003.

 The $112,000 decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising impressions and rates and reflects the significant decline in the online and overall advertising industry that has taken place in the past year. The decrease was partially offset by the addition of list rentals and sales of third party data in 2002. Advertising and e-commerce represented 8% of revenues for the year ended December 31, 2002, compared to 9% of revenues in the prior year.

The $36,000 net decrease in data sales results as the number of corporate contracts decreased to 191 at December 31, 2002, from 215 at December 31, 2001. The decrease in the number of contracts was offset by contracts added during the year with greater average annual values than the contracts that were terminated. Data sales represented 33% of revenues for the year ended December 31, 2002, compared to 32% of revenues in the prior year.

The $1.8 million increase in seat-based subscription revenue is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 26,500 as of December 31, 2002 from approximately 23,500 as of December 31, 2001. Sales leads, which were primarily provided by the traffic to our web sites and free to fee initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 32% of revenues for the year ended December 31, 2002 compared to 20% in the prior year.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues decreased $1.8 million or 41% to $2.6 million for the year ended December 31, 2002, from $4.4 million for the year ended December 31, 2001. The decrease in cost of revenues is primarily attributable to a decrease in software and Web site maintenance, content feeds and communications lines, as well as the reassignment of certain previously billable employees to the development team. Gross margins increased to 84% for the year ended December 31, 2002 from 74% for the year ended December 31, 2001.

OPERATING EXPENSES

Selling and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased $87,000 or 4% to $2.3 million for the year ended December 31, 2002 from $2.4 million for the year ended December 31, 2001. As a percentage of revenues, sales and marketing expenses remained consistent at 14% for the years ended December 31, 2002 and 2001, respectively. The net decrease in sales and marketing expenses in dollar terms resulted from a reduction in our advertising spending and marketing campaigns offset by the addition of sales people in 2002.

Development. Development expenses increased $96,000 or 4% to $2.2 million for the year ended December 31, 2002 from $2.1 million for the year ended December 31, 2001. As a percentage of revenues, development expenses increased to 14% for the year ended December 31, 2002 from 13% for the year ended December 31, 2001. The net increase in development is primarily due to the reassignment of certain previously billable employees from cost of sales to the development team which was offset by a reduction in expenses resulting from the closing of the Kirkland, WA office.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses decreased $658,000 or 8% to $7.8 million for the year ended December 31, 2002 from $8.4 million for the year ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 48% for the year ended December 31, 2002 from 49% for the year ended December 31, 2001. The decrease in general and administrative expenses was primarily due to a decrease in personnel, professional service fees and general corporate expenses. These decreases were offset by costs incurred in association with a terminated proposed transaction.

Restructuring Costs. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge associated with the shut down of the Kirkland, WA office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. The Company recorded an additional $84,000 in September 2001 related to severance expenses for certain FIS employees. In 2002, the Company negotiated certain contract terminations, thereby eliminating $182,000 of future obligations. The Company anticipates that an additional $800,000 of restructuring costs will be incurred in the first quarter of 2003. These estimated costs consist of employee severance associated with a 17% work force reduction and severance related to a Separation and Release Agreement with the Company's former President and Chief Operating Officer.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of goodwill and intangible assets. Depreciation and amortization decreased $1.9 million, or 40%, to $2.9 million for the year ended December 31, 2002, from $4.8 million for the year ended December 31, 2001. As a percentage of revenues, depreciation and amortization decreased to 18% for the year ended December 31, 2002, from 28% for the year ended December 31, 2001. The decrease in depreciation and amortization is due to the adoption of SFAS 142 which requires that goodwill no longer be amortized, as well as the retirement of assets associated with the shut down of the Kirkland, WA office. The elimination of goodwill amortization resulted in a decrease in amortization expense of $1.6 million or $0.09 per share for the year ended December 31, 2002.

Cumulative Effect of Change in Accounting Principle. As required by SFAS No. 142, which was adopted by the Company effective January 1, 2002, the Company performed a transitional assessment to determine whether there was an impairment of goodwill at the effective date. Based on this assessment, the Company recognized a $9.3 million non-cash charge, measured as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

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

                                                                              THREE MONTHS ENDED
                                ----------------------------------------------------------------------------------------------------
                                 MAR. 31,     JUNE 30,    SEPT. 30,     DEC. 31,     MAR.31,      JUNE 30,    SEPT. 30,     DEC. 31,
                                  2001          2001        2001          2001        2002          2002        2002          2002
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------    --------
                                                                                  (UNAUDITED)
REVENUE SOURCES:
Data sales .................   $1,267,501   $1,172,235   $1,435,979   $1,540,178   $1,442,478   $1,360,125   $1,353,351   $1,224,295
Seat-based
  subscriptions ............      648,461      717,420      952,746    1,068,663    1,108,133    1,254,537    1,382,189    1,402,949
Technical services .........    1,920,105    1,923,268    1,596,524    1,342,468    1,143,133    1,101,833    1,020,468    1,021,853
Advertising and
  e-commerce ...............      446,905      342,498      271,520      406,415      391,869      398,643      305,602      259,376
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total ......................   $4,282,972   $4,155,421   $4,256,769   $4,357,724   $4,085,613   $4,115,138   $4,061,610   $3,908,473
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,566,038 and $64,485 for the years ended December 31, 2002 and 2001, respectively. We have historically financed these activities through private debt placements and the sale of equity securities to investors. We continue to focus on growing our corporate customer base and implemented recent and forthcoming expense reductions. We expect to yield positive cash flows from operations, although less than that which was provided from operations during the year ended December 31, 2002, although no assurance can be given that the Company will yield positive cash flows.

Capital expenditures, primarily for computers, office and communications equipment, totaled $317,793 for the year ended December 31, 2002 and $598,832 for the year ended December 31, 2001. The purchases were required to support our expansion and increased infrastructure.

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

On March 28, 2003, the Company entered into a Separation and Release Agreement with the Company's former President and Chief Operating Officer. Under the Agreement, the Company will make payments of $340,000 in 2003, $170,000 in 2004, and $42,000 in 2005 or thereafter. The Company will also make three payments of $60,972 to a deferred compensation plan, one payment per year in 2003, 2004 and 2005. On March 31, 2003, the Company announced a plan to align the Company's cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract in the second half of 2003 by approximately $1 million. The plan provides for a reduction in workforce of 17%. The Company anticipates that the restructuring actions will reduce operating expenses on an annualized basis by approximately $1.2 to $1.3 million. The Company expects to incur restructuring charges of approximately $800,000 in the quarter ended March 31, 2003 consisting of employee severance associated with the work force reduction and the Separation and Release Agreement with the Company's former President and Chief Operating Officer.

At December 31, 2002, we had cash and cash equivalents on hand of $5,549,934. We believe that our existing capital resources and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

In connection with our acquisition of FIS, we issued $6,000,000 in promissory notes to the former owners of FIS ("FIS Notes"). The FIS Notes were originally scheduled to mature on October 27, 2002. In March 2002, we concluded negotiations to extend the maturity date of the FIS Notes. Based on these negotiations, holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for, among other things, the following schedule of principal payments: $1,900,000 which was made on April 1,2002, $1,900,000 on April 1, 2003 and $1,900,000 on January 2, 2004. If cash generated from operations is insufficient to satisfy these revised debt repayment terms, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Our future contractual obligations at December 31, 2002 were as follows:

                                                                               2007 AND
                                             2003     2004     2005    2006   THEREAFTER
                                            ------   ------   ------   ----   ----------
Notes payable and interest................  $2,104   $1,927   $   --   $ --       $ --
Operating leases..........................     845      835      730    313       $ 56
                                            ------   ------   ------   ----       ----
                                            $2,949   $2,762   $  730   $313       $ 56
                                            ======   ======   ======   ====       ====

The Company intends to fund these obligations from its cash on hand at December 31, 2002, as well as through future operating cash flows.

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our financial statements. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product or customer class inability to make payments, additional allowances will be required. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These evaluations are done with the assistance of an independent valuation firm and include assumptions regarding future cash flows, growth rates, and discount rates. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized. We have reduced our deferred tax assets to an amount that we believe is more likely than not to be realized. In so doing, we have estimated future taxable losses in determining the valuation allowance.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

We are exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of December 31, 2002, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During fiscal year 2002 there were no changes in or disagreements with our independent accountant on accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of March 20, 2003, the directors and executive officers of EDGAR Online, Inc. were as follows:

NAME                          AGE                           POSITION
----                          ---                           --------
Susan Strausberg(1).........  63    Chief Executive Officer, President,
                                    Secretary and Director
Marc Strausberg(1)..........  67    Chairman of the Board and Director
Greg D. Adams...............  41    Chief Financial Officer and Chief Operating
                                    Officer
Paul Sappington.............  40    Chief Software Officer and Vice President
Jay Sears...................  36    Senior Vice President of Business Strategy and
                                    Development
Bruce Bezpa (2)(3)..........  47    Director
Stefan Chopin (2)...........  43    Director
Mark Maged (3)..............  71    Director
Douglas McIntyre (2)(3).....  48    Director
Tom Vos   ..................  55    Director

(1) Member of the Outside Directors Compensation Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

Susan Strausberg, a co-founder of EDGAR Online, has served as a member of the Board of Directors, Chief Executive Officer and Secretary since EDGAR Online was formed in November 1995 and as President since January 2003. From December 1994 until the formation of EDGAR Online, Ms. Strausberg was a consultant to Internet Financial Network. Ms. Strausberg served on the Board of Directors of RKO Pictures from December 1998 to May 2001. Ms. Strausberg, the wife of Mr. Marc Strausberg, EDGAR Online's Chairman, holds a B.A. degree from Sarah Lawrence College.

Marc Strausberg, a co-founder of EDGAR Online, has served as Chairman of the Board of Directors and President since EDGAR Online was formed in November 1995. Mr. Strausberg resigned as President upon the election of Tom Vos to this position in March 1999. In December 1994, Mr. Strausberg co-founded Internet Financial Network, an EDGAR based financial information vendor and served as IFN's co-chairman until founding EDGAR Online. From 1992 to 1994, Mr. Strausberg was the publisher of the Livermore Report, a newsletter that focused on the valuation of initial public offerings. From August 1987 to December 1994, Mr. Strausberg served as Chairman and President of Sindex Inc., which provided computer-based trading systems to hedge funds and brokerage firms. Mr. Strausberg, the husband of Ms. Susan Strausberg, EDGAR Online's Chief Executive Officer and President, holds a B.A. degree from Muhlenberg College.

Greg D. Adams joined EDGAR Online as Chief Financial Officer in March 1999 and became Chief Operating Officer in January 2003. Mr. Adams is a Certified Public Accountant with diversified business experience in both the public and private sectors. Prior to joining EDGAR Online, Mr. Adams served as Senior Vice President -- Finance and Administration of PRT Group Inc., a technology solutions and services company. From 1994 to 1996, Mr. Adams was the Chief Financial Officer of the Blenheim Group Inc., a publicly held UK information technology exposition and conference management company. Prior to that, Mr. Adams worked for 11 years as an accountant with KPMG Peat Marwick. He is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams holds a B.B.A. degree in Accounting from the College of William & Mary.

Paul Sappington joined EDGAR Online as Vice President following EDGAR Online's acquisition of FIS in October 2000 and was named Chief Software Officer of EDGAR Online in August 2001. Mr. Sappington joined FIS in 1999 and served as Senior Project Manager from 1999 until October 2000. Mr. Sappington also served as Project Manger (1997-1999), Manager of Software Development (1992-1997) and Senior Software Engineer (1987-1992) of the Research division of Thomson Financial (formally CDA Investment Technologies Inc.), a provider of computer related financial services to the institutional community. Mr. Sappington holds a B.S. degree from Bridgewater College.

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

Stefan Chopin joined EDGAR Online as a member of the Board of Directors in 1996. He is currently the President of Pequot Group, Inc., a technology development company for the financial services industry. Previously, Mr. Chopin was the Senior Vice President of Technology for iXL Enterprises, Inc., an e-business solutions provider. Prior to joining iXL in 1998, Mr. Chopin was the founder and Chief Executive Officer of Pequot Systems, Inc., a software development and consulting firm. In October 1998, Pequot was acquired by iXL Enterprises, Inc. Prior to founding Pequot Systems in November 1995, Mr. Chopin served as the Vice President of Engineering for Micrognosis, Inc., a leading provider of trading room systems.

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

Douglas McIntyre joined EDGAR Online as a member of the Board of Directors in January 2003. He is currently the Chairman, President and Chief Executive Officer of On2 Technologies, a leading technology firm at the forefront of video compression. From 1998 to March of 2000, he served as President and Chief Executive Officer of FutureSource L.L.C., a software and data vendor to the securities industry. From 1996 to 1997, he served as President of Switchboard.com Inc., a provider of directory technology and online yellow page solutions. Mr. McIntyre is a member of the Board of Directors of TheStreet.com.

Tom Vos joined EDGAR Online as a Director in August 1996 and was elected Chief Operating Officer in March 1998. Mr. Vos was elected President in March 1999 and served until January 2003. From September 1986 until March 1998, Mr. Vos was Vice President of Marketing at Bowne & Co., Inc ("Bowne"). In that capacity, Mr. Vos was responsible for strategic planning, acquisitions and new product development. While at Bowne, Mr. Vos was also responsible for advertising and public relations and for the development of both Bowne's Web site and its EDGAR services department. Mr. Vos holds a B.S. degree in Physics from Notre Dame University, an M.S. degree in Electrical Engineering from Ohio State University and an M.B.A. degree from Pace University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act generally requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. The Company became subject to the requirements of Section 16(a) on May 26, 1999. Regulations promulgated by the SEC require the Company to disclose in this Form 10-K any reporting violations with respect to the 2002 fiscal year which came to the Company's attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or such changes in beneficial ownership as submitted to the Company. Based solely on review of such forms received by the Company, we believe that all required reports for fiscal 2002 have been timely filed.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2002, 2001 and 2000 by our Chief Executive Officer and our five most highly compensated executive officers (other than our Chief Executive Officer) (collectively, the Named Executive Officers).

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG-TERM
                                                                                              COMPENSATION
                                                     ANNUAL COMPENSATION                      SECURITIES
                                                 ----------------------------                 UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR    SALARY        BONUS       OTHER(3)   OPTIONS (#)
---------------------------                      ----   --------      -------      -------   ------------
Susan Strausberg...............................  2002   $152,923           --           --      14,000
  President and Chief Executive Officer          2001   $149,654           --           --      47,500
                                                 2000   $150,000      $20,000           --      35,000

Marc Strausberg................................  2002   $146,885           --           --      14,000
  Chairman                                       2001   $149,654           --           --      47,500
                                                 2000   $150,000      $20,000           --      35,000

Tom Vos (1)....................................  2002   $149,904           --           --      14,000
  Former President and Chief Operating Officer   2001   $149,173           --           --      47,500
                                                 2000   $125,000      $20,000           --      70,000

Greg Adams.....................................  2002   $149,904           --      $43,049      14,000
  Chief Financial Officer and                    2001   $149,173           --      $ 8,100      47,500
        Chief Operating Officer                  2000   $125,000      $20,000      $ 8,100      70,000

Jay Sears......................................  2002   $138,538           --      $ 6,000      12,500
  Senior Vice President                          2001   $137,923           --      $ 5,579      15,000
  of Business and Strategy Development           2000   $125,000      $20,000      $ 5,100      65,000

Paul Sappington(2).............................  2002   $138,907           --           --      62,500
  Chief Software Officer and Vice President      2001   $136,098           --           --      36,000
                                                 2000   $ 23,366      $ 5,000           --          --

(1) Effective January 27, 2003, Ms. Strausberg assumed the responsibilities of President and Mr. Adams assumed the responsibilities of Chief Operating Officer. Mr. Vos is a member of the Board of Directors and a consultant to the Company.

(2) Mr. Sappington joined EDGAR Online as Chief Software Officer and Vice President on October 30, 2000 at a salary of $140,000 per annum.

(3) Other compensation includes commutation allowances and a commission paid to Mr. Adams for certain sales.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to the Named Executive Officers during 2002. We have never granted any stock appreciation rights.

                                                                                            POTENTIAL REALIZABLE
                                   INDIVIDUAL GRANTS(1)                                       VALUE AT ASSUMED
                                --------------------------                                    ANNUAL RATES OF
                                NUMBER OF     PERCENT OF                                        STOCK PRICE
                                SECURITIES   TOTAL OPTIONS   EXERCISE                         APPRECIATION FOR
                                UNDERLYING    GRANTED TO     PRICE PER                         OPTION TERM(3)
                                 OPTIONS     EMPLOYEES IN      SHARE                        --------------------
             NAME                GRANTED        2002(2)         ($)      EXPIRATION DATE       5%         10%
------------------------------  ----------   -------------   ---------   ----------------   --------   ---------
Susan Strausberg..............    14,000         3.30%         $3.60     January 28, 2007     --(4)       --(4)
Marc Strausberg...............    14,000         3.30%         $3.60     January 28, 2007     --(4)       --(4)
Tom Vos.......................    14,000         3.30%         $3.27     January 28, 2012     --(4)    $ 18,493
Greg Adams....................    14,000         3.30%         $3.27     January 28, 2012     --(4)    $ 18,493
Jay Sears.....................    12,500         2.95%         $3.27     January 28, 2012     --(4)    $ 16,512
Paul Sappington...............    12,500         2.95%         $3.27     January 28, 2012     --(4)    $ 16,512
                                  50,000        11.80%         $3.25       April  5, 2012     --(4)    $ 67,046

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1996 or 1999 Stock Option Plan, as amended.

(2) In the year ended December 31, 2002, we granted options to employees to purchase an aggregate of 423,775 shares of common stock.

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

(4) Value less than zero ($0).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth information concerning the exercise of stock options during the fiscal year ended December 31, 2002 by each of the Named Executive Officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Named Executive Officers during this period.

                                                 NUMBER OF
                                           SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                           AT DECEMBER 31, 2002         AT DECEMBER 31, 2002(1)
                                        ---------------------------   ---------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                    -----------   -------------   -----------   -------------
Susan Strausberg......................     42,916         53,584         $6,300        $6,300
Marc Strausberg.......................     42,916         53,584         $6,300        $6,300
Tom Vos...............................    362,918         68,583       $311,538        $7,538
Greg Adams............................    194,955         61,546         $7,538        $7,538
Jay Sears.............................    138,334         44,166        $98,800            --
Paul Sappington.......................     15,500         83,000         $7,035        $7,035

(1) The fair market value of the common stock as of December 31, 2002 was $1.77.

EMPLOYMENT AGREEMENTS

We entered into a five-year amended and restated employment agreement dated as of May 6, 1999 with Susan Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Ms. Strausberg or EDGAR Online. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Ms. Strausberg's employment is terminated (either by her or EDGAR Online) within one year thereafter, Ms. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (1) her then applicable annual base salary and (2) the average of her last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of her employment and for one year thereafter. In connection with Ms Strausberg assuming the additional responsibilities of President, the Company and Ms. Strausberg executed an amendment to her employment agreement dated March 17, 2003. Pursuant to such amendment, Ms. Strausberg's annual compensation was increased to $220,000 per annum and Ms. Strausberg was provided with a commutation allowance equal to $1,750 per month.

We entered into a five-year amended and restated employment agreement dated as of May 6, 1999 with Marc Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Strausberg or EDGAR Online. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Strausberg's employment is terminated (either by him or EDGAR Online) within one year thereafter, Mr. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. The Company and Mr. Strausberg executed an amendment to his employment agreement dated March 17, 2003. Pursuant to such amendment, Mr. Strausberg's annual compensation was decreased to $100,000 per annum and Mr. Strausberg was provided with a commutation allowance equal to $1,750 per month.

We entered into a five-year amended and restated employment agreement dated June 29, 2001 with Tom Vos to serve as President and Chief Operating Officer. In March 2003, the Company and Mr. Vos entered into a Separation and Release Agreement (the "Separation Agreement") pursuant to which Mr. Vos' employment terminated with the Company as of February 24, 2003. Pursuant to the Separation Agreement, the Company has agreed to pay Mr. Vos the following payments (i) $250,000 on or before April 16, 2003, (ii) $50,000 on or before January 15, 2004, (iii) $210,000 in 21 consecutive monthly installments of $10,000 commencing on or before April 16, 2003 and (iv) $42,000 in six (or fifteen at Mr. Vos' election) equal installments consistent with the Company's group payroll dates commencing January 2005. All of the foregoing payments are immediately due and payable upon a change of control (as defined in the employment agreement with Mr. Vos) of the Company or upon death. Mr. Vos shall also have the right on or after June 30, 2004 to demand payment in full of payments then remaining due to him under the Separation Agreement, in which case all other benefits due Mr. Vos shall terminate. The Company is also obligated to make scheduled payments in 2003, 2004 and 2005 to the Deferred Compensation Plan established for the benefit of Mr. Vos pursuant to the June 29, 2001 agreement. All stock options issued to Mr. Vos shall be fully vested as of April 25, 2003 and shall be exercisable through June

30, 2005. Pursuant to the Separation Agreement, Mr. Vos agreed (i) to make himself available as a consultant on an as-needed basis at the request of the Company from April 25, 2003 through June 30, 2005 and (ii) to non-compete and non-solicitation provisions which are effective through March 31, 2004.

We entered into a three-year amended and restated employment agreement dated February 1, 2002 with Greg Adams to serve as Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or EDGAR Online. The agreement provides Mr. Adams with a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Adams's employment is terminated (either by him or EDGAR Online) within one year thereafter, Mr. Adams will receive a severance benefit equal to the product of 2.99 times the sum of (1) his then applicable annual base salary and (2) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. In connection with Mr. Adams assuming the additional responsibilities of Chief Operating Officer, the Company and Mr. Adams executed an amendment to his employment agreement dated February 17, 2003. Pursuant to such amendment, Mr. Adams' annual compensation was increased to $195,000 per annum.

We entered into a three-year amended and restated employment agreement dated April 13, 2001 with Jay Sears. The agreement provides Mr. Sears with a minimum annual salary of $135,000 and an annual bonus at the discretion of the Board of Directors. If Mr. Sears' employment is terminated without cause, or in the event of a change of control (as defined in the agreement) we will pay him eighteen months of his total annual compensation. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for six months thereafter in the case of the non-compete provision and one year thereafter in the case of the non-solicitation provision.

We entered into a three-year amended and restated employment agreement dated August 1, 2001 with Paul Sappington. The agreement provides Mr. Sappington with a minimum annual salary of $140,000 and an annual bonus at the discretion of the Board. If Mr. Sappington's employment is terminated without cause, or in the event of a change of control (as defined in the agreement) we will pay him a severance benefit equal to the product of 1.5 times his annual salary plus the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter in the case of the non-compete provision and one year thereafter in the case of the non-solicitation provision.

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

The exercise price of options granted under each plan are determined by the Compensation Committee, except that the exercise price of incentive stock options must be at least as equal to the fair market value of our common stock on the date of grant. Each of the plans authorizes the Board to provide for option vesting to accelerate and become fully vested in the event of certain significant corporate transactions if the options are not assumed or substituted by a successor corporation.

The 1996 Stock Option Plan (the 1996 Plan), which provides for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was ratified and confirmed in November 1998. The 1999 Stock Option Plan (the 1999 Plan), which provided for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock (subject to adjustment in certain cases, including stock splits, recapitalization and reorganizations) to our officers, directors, employees and consultants, was adopted in March 1999 and amended to increase the number of shares reserved for issuance under the Plan from 800,000 to 1,400,000 at the Annual Shareholder Meeting held on August 1, 2000, to 1,900,000 at the Annual Shareholder meeting held August 1, 2001 and to 2,400,000 at the Annual Shareholder Meeting held on August 1, 2002. The 1996 and 1999 Stock Option Plans are intended as an incentive to encourage stock ownership by officers and certain of our other employees in order to increase their proprietary interest in our continued growth and success and to encourage such employees to remain in the employ of EDGAR Online.

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

Under the 1999 Outside Directors Stock Option Plan, there are up to 100,000 shares authorized for issuance. Each new non-employee director will be granted, at the time of his or her appointment and on each third anniversary thereafter, a nonstatutory option to purchase 15,000 shares of common stock. The exercise price of each of these options will be equal to the fair market value of our common stock on the date of grant. These options will vest equally over a three-year period.

         EQUITY COMPENSATION PLAN INFORMATION (as of December 31, 2002)


PLAN CATEGORY            NUMBER OF SECURITIES            WEIGHTED-AVERAGE             NUMBER OF SECURITIES
                           TO BE ISSUED UPON             EXERCISE PRICE OF            REMAINING AVAILABLE FOR
                         EXERCISE OF OUTSTANDING        OUTSTANDING OPTIONS,          FUTURE ISSUANCE UNDER
                      OPTIONS, WARRANTS AND RIGHTS      WARRANTS AND RIGHTS          EQUITY COMPENSATION PLANS
                                                                                     (excluding securities
                                                                                      reflected in column (a)
                                   (a)                            (b)                          (c)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders    2,333,344 (1)                    $3.09                      959,698 (2)
-----------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security holders      0                             0                           0
-----------------------------------------------------------------------------------------------------
Total                           2,333,344                        $3.09                      959,698
-----------------------------------------------------------------------------------------------------

(1) Includes 661,455 options issued and outstanding in the 1996 Stock Option Plan with an average exercise price of $2.37 per share, 1,622,967 options issued and outstanding under the 1999 Stock Option Plan with an average exercise price of $3.43 per share, 3,922 options issued and outstanding under the FreeEDGAR Stock Option Plan with an average exercise price of $3.29 and 45,000 options issued and outstanding in the 1999 Outside Director Plan with an average exercise price of $1.75 per share.

(2) Includes 69,545 shares available for issuance under the 1996 Stock Option plan, 741,158 shares available for issuance under the 1999 Stock Option Plan, 93,995 shares available for issuance under the FreeEDGAR Stock Option Plan and 55,000 shares available for issuance under the 1999 Outside Directors Stock Option Plan.

As of March 20, 2003, 800,000 options were authorized under the 1996 Plan and options to purchase 718,955 shares were outstanding and 12,045 options were available for future grants. As of March 20, 2003, 2,400,000 options were authorized under the 1999 Plan, options to purchase 1,784,947 shares were outstanding and 579,178 options were available for future grants. As of March 20, 2003, 100,000 options were authorized under the 1999 Outside Directors Stock Option Plan, 60,000 options to purchase shares had been granted and 40,000 options were available for future grants. As of March 20, 2003, 100,000 options were authorized under the FreeEDGAR Stock Option Plan and 3,922 shares were outstanding. No future grants will be made under the FreeEDGAR Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationships exist between any members of EDGAR Online's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other company, nor has any such interlocking relationship existed in the past. The Company had business and financial relationships with iXL Enterprises, Inc. Stefan Chopin served as a Vice President of iXL Enterprises, Inc during 2001. Our relationship with iXL is described below.

                              PEQUOT SYSTEMS (IXL)

From our inception through February 2001, we outsourced our technology development to Pequot. During 1995, in partial payment for services rendered, Pequot received warrants to purchase shares of common stock at an exercise price of $.05 per share. The warrants were exercised in May 1997. In March 1998, Pequot agreed to accept shares of our common stock valued at $1.25 per share in partial payment for services rendered. As a result of these two transactions, Pequot received 359,384 shares of common stock. In 1998, Pequot was acquired by iXL, an unrelated company. In 2002, 2001, and 2000, we paid iXL a total of $0, $164,216, and $2,725,770, respectively, for services provided. As a result of the acquisition of Pequot by iXL, the shares owned by Pequot were transferred to Pequot's founders, including Stefan Chopin, the founder and President of Pequot. Mr. Chopin has been a member of our Board of Directors since 1996 and serves as chairman of the Compensation Committee. We believe that the terms of our agreements with Pequot and iXL were beneficial to EDGAR Online and no less favorable to EDGAR Online than terms which might have been available to us from unaffiliated third parties.

DIRECTOR COMPENSATION

Directors are currently eligible to receive stock options every three years under EDGAR Online's 1999 Stock Option Plan. In March 1999, each of our non-employee directors was granted options to purchase 10,000 shares of common stock at an exercise price of $4.50 per share under the 1996 Plan. In August 2000, each of our non-employee directors was granted options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share under the 1999 Plan. In August 2002, each of our non-employee directors were granted options to purchase 15,000 shares of our common stock at a price of $1.75 per share under our 1999 Outside Directors Stock Option Plan. In November 2002, a Mergers and Acquisition Committee was formed consisting of Bruce Bezpa, Stefan Chopin and Mark Maged, our then current outside directors to explore a proposed transaction. Each member of the committee was paid $7,500 in 2002 and $7,500 in 2003. The transaction was not consummated, and no further payments are due to the members of this committee, which has since been terminated. In January 2003, Douglas McIntyre was granted options to purchase 15,000 shares of our common stock at a price of $1.42 under our 1999 Outside Directors Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 20, 2003 (unless otherwise noted) by (1) each of our directors, including our Chief Executive Officer, (2) our five most highly compensated executive officers, other than our Chief Executive Officer, who were serving as executive officers at the end of 2002,
(3) all our executive officers and directors as a group and (4) each person who we know owns beneficially more than 5% of our common stock. Unless otherwise indicated, the address of each beneficial owner listed below is c/o EDGAR Online, Inc., 50 Washington Street, Norwalk, CT 06854.

                                                                           PERCENT
                                                              NUMBER OF      OF
NAME OF BENEFICIAL OWNER                                      SHARES (1)    CLASS
------------------------                                      ----------   -------
EXECUTIVE OFFICERS AND DIRECTORS:
  Susan Strausberg(2).......................................  2,888,160     16.87%
  Marc Strausberg(3)........................................  2,888,160     16.87%
  Tom Vos(4)................................................    492,584      2.84%
  Greg Adams(5).............................................    283,299      1.65%
  Jay Sears(6)..............................................    160,834         *
  Paul Sappington(7)........................................     79,167         *
  Stefan Chopin(8)(9)......................................     307,717      1.81%
     35 Godfrey Road
     Weston, CT 06883
  Bruce Bezpa(9)...........................................      20,715         *
     405 Patton Avenue
     Piscataway, NJ 08854
  Mark Maged(9)............................................      37,643         *
     Rue Kwadeplas, 55
     1640 Rhode Saint Genese
     Belguim
  Douglas McIntyre..........................................      1,000         *
     33 Highview Road
     Pound Ridge, NY 10576
  All executive officers and directors as a group(10
     persons)...............................................  4,271,119     23.81%
OTHER 5% STOCKHOLDERS:
  Albert Girod(10)..........................................  1,647,090      9.69%
     11105 South Glen Rd.
     Potomac, MD  02085
  Bowne & Co., Inc..........................................  1,000,000      5.88%
     345 Hudson Street
     New York, NY 10014
  Par Investment Partners, L.P(11)..........................    852,930      5.02%
     One Financial Center, Ste 1600
     Boston, MA 02111
  Austin W. Marxe/David Greenhouse(12)....................... 2,938,404     17.03%
     153 East 53rd Street
     New York, NY 10021

* Represents beneficial ownership of less than 1%.

(1) Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 20, 2003 are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated below, the persons and entities named in this table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2) Includes 174,700 shares owned by Ms. Strausberg's husband, Marc Strausberg, EDGAR Online's Chairman of the Board and 2,550,426 shares owned by TheBean LLC as well as 55,917 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003 and 55,917 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003 owned by Ms. Strausberg's husband, Marc Strausberg. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.

(3) Includes 51,200 owned by Mr. Strausberg's wife, Susan Strausberg, EDGAR Online's Chief Executive Officer and 2,550,426 shares owned by TheBean LLC as well as 55,917 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003 and 55,917 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003 owned by Mr. Strausberg's wife, Susan Strausberg. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 352,584 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003.

(5) Includes 217,584 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003.

(6) Includes 160,834 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003.

(7) Includes 49,667 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003.

(8) Includes shares owned jointly with Barbara Chopin, his wife.

(9) Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of March 20, 2003.

(10) Reflects amount derived from this person's Form 4 filed with the SEC on March 4, 2003.

(11) Reflects amount derived from this entity's Schedule 13G as filed with the SEC on February 14, 2003.

(12) Consists of the following as reported in such persons' Amendment No. 1 to
Schedule 13G as filed with the SEC on February 14, 2003: 1,561,671 shares of common stock and 150,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2003 owned by Special Situations Fund III, L.P , 1,045,933 shares of common stock, and 100,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of March 20, 2003 owned by Special Situations Private Equity Fund, L.P and 80,800 shares of common stock owned by Special Situations Cayman Fund L.P.. AWM Investment Company, Inc. is the general partner and investment adviser to the Special Situations Cayman Fund L.P. and is the general partner of MGP Advisers Limited Partnership, the general partner of Special Situations Fund III, L.P. MG Advisors, L.L.C. is the general partner of and investment advisor to Special Situations Private Equity Fund, L.P. Austin W. Marx and David M. Greenhouse are the principal owners of AWM Investment Company, Inc., MGP Advisers Limited Partnership and MG Advisors, L.L.C.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                 EMPLOYEE LOANS

In January 2001, we loaned the sum of $400,000 to certain executives, employees and outside directors of the Company for the purpose of purchasing shares of our common stock from TheBean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and President and Marc Strausberg, our Chairman of the Board are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing price as reported on Nasdaq on the date of sale. The loan was evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes are full recourse and secured by the common stock purchased with the proceeds of the individual loans. The executive officers and outside directors participating in this transaction were Tom Vos ($175,000 Note and 100,000 shares), Greg Adams ($115,001 Note and 65,715 shares), Bruce Bezpa ($10,001 Note and 5,715 shares) and Mark Maged ($30,000 Note and 17,143 shares). The shares of common stock referenced in this paragraph were registered for resale pursuant to a Registration Statement on Form S-3 which was declared effective in February, 2002.

                              PEQUOT SYSTEMS (IXL)

For information regarding our relationship with iXL, see Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation.

                           INDEBTEDNESS OF MANAGEMENT

From time to time, we have received cash loans from and have made cash advances to Susan Strausberg and Marc Strausberg, our founders.. In July 2001, we advanced the Strausbergs $200,000 which was subsequently repaid in September 2001.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)- 14(c). This evaluation has provided our principal executive officer and principal financial officer with reasonable assurance that our disclosure controls and procedures are effective and can be relied upon to gather, analyze and disclose all information that is required to be included in our periodic SEC reports.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were taken.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

 10.31    Form of Warrant(9)
 10.32    Amendment to Employment Agreement of Albert E. Girod dated
          March 21, 2002(10)
 10.33    Form of Amended and Restated Promissory Note(10)
 10.34 Security Agreement dated March 21, 2002 by and among the Company, Financial Insight Systems, Inc. and Albert E. Girod, as agent for certain note holders(10)
 10.35    Employment Agreement dated as of June 30, 2001 between the
          Company and Tom Vos.(11)
 10.36    Amended and Restated Employment Agreement dated as of August
          1, 2001 between the Company and Paul Sappington.(11)
 10.37    Employment Agreement dated as of February 1, 2001 between
          the Company and Greg Adams.(11)
 10.38    Amended and Restated Employment Agreement dated as of April
          13, 2001 between the Company and Jay Sears.(11)
 10.39 Amendment to Employment Agreement dated as of March 17, 2003 between the Company and Susan Strausberg
 10.40 Amendment of Employment Agreement dated as of March 17, 2003 between the Company and Marc Strausberg
 10.41 Amendment to Employment Agreement dated as of February 17, 2003 between the Company and Greg Adams.
 10.42    Separation and Release Agreement, dated March 28, 2003 between the Company and Tom Vos.
 17.1     Resignation Letter of Marc Bell(6)
 21.1     Subsidiaries of EDGAR Online, Inc.
 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10) Incorporated by reference to exhibit with corresponding number filed with the Company's Current Report on Form 8-K dated March 22, 2002.

(11) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the fourth quarter of 2002.

(c) Financial Statements and Financial Statement Schedules

The consolidated financial statements of the Company filed as part of this Form 10-K are filed on pages F-1 to F-24 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               EDGAR ONLINE, INC.
                          FINANCIAL STATEMENT SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
-----------                             ----------   ----------   ----------   -------------   ----------
Allowance for Doubtful Accounts
  Receivable

Year ended December 31, 2000..........   $187,892     245,000       57,375       (145,583)      $344,684
Year ended December 31, 2001..........   $344,684     545,000       50,479       (642,654)      $297,509
Year ended December 31, 2002..........   $297,509     185,000           --       (258,162)      $224,347

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

                               EDGAR ONLINE, INC.

                            By: /s/ SUSAN STRAUSBERG
                            ------------------------
                                Susan Strausberg
                                  President and
                             Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              President and             March 20, 2003
             /s/ SUSAN STRAUSBERG                      Chief Executive Officer and
-----------------------------------------------                 Director
               Susan Strausberg

              /s/ GREG D. ADAMS                         Chief Financial Officer         March 20, 2003
-----------------------------------------------         and Chief Operating Officer
                Greg D. Adams

             /s/ MARC STRAUSBERG                         Chairman of the Board          March 20, 2003
-----------------------------------------------
               Marc Strausberg

              /s/ STEFAN CHOPIN                                 Director                March 20, 2003
-----------------------------------------------
                Stefan Chopin

                /s/ MARK MAGED                                  Director                March 20, 2003
-----------------------------------------------
                  Mark Maged

               /s/ BRUCE BEZPA                                  Director                March 20, 2003
-----------------------------------------------
                 Bruce Bezpa

              /s/ DOUGLAS MCINTYRE                              Director                March 20, 2003
-----------------------------------------------
                 Douglas McIntyre

                 /s/ TOM VOS                                    Director                March 20, 2003
-----------------------------------------------
                   Tom Vos

                                 CERTIFICATIONS

I, Susan Strausberg, certify that:

1) I have reviewed this annual report on Form 10-K of EDGAR Online, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                         /s/ Susan Strausberg

                                                         Susan Strausberg
                                                         Chief Executive Officer
                                                         March 20, 2003

                                 CERTIFICATIONS

I, Greg D. Adams, certify that:

1) I have reviewed this annual report on Form 10-K of EDGAR Online, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                         /s/ Greg D. Adams
                                                         Greg D. Adams
                                                         Chief Financial Officer
                                                         March 20, 2003

                               EDGAR ONLINE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-2
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    F-3
Consolidated Statements of Operations for the Years ended
  December 31, 2002, 2001, and  2000........................    F-4
Consolidated Statements of Changes in Stockholders' Equity
  for the Years ended December 31, 2002, 2001, and
    2000 ...................................................    F-5
Consolidated Statements of Cash Flows for the Years ended
  December 31, 2002, 2001, and 2000.........................    F-7
Notes to Consolidated Financial Statements..................    F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EDGAR Online, Inc.:

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity , and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule on page 42, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for Goodwill and other Intangible Assets as of January 1, 2002.

KPMG LLP

New York, NY
March 26, 2003

                               EDGAR ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Current assets:

Cash...................................                       $ 5,549,934    $ 3,460,515
Accounts receivable, less allowance for doubtful accounts of
  $224,347 and $297,509 respectively........................    1,561,899      2,025,523
Other current assets........................................      316,016        278,347
                                                              -----------    -----------

     Total current assets...................................    7,427,849      5,764,385

Property and equipment, net.................................    1,693,334      2,518,767
Goodwill, net...............................................    2,189,089      8,008,930
Intangible assets, net......................................   11,134,774     16,291,990
Investments.................................................       16,667         83,333
Employee loans and advances.................................      431,596        434,812
Other assets................................................      325,383        383,614
                                                              -----------    -----------
     Total assets...........................................  $23,218,692    $33,485,831
                                                              ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable............................................  $   520,669    $   442,579
Accrued expenses............................................      749,226      1,236,671
Deferred revenues...........................................    1,743,901      1,393,222
Capital lease payable, current portion......................        7,425         24,525
Current portion of notes payable............................    1,900,000      2,546,000
Accrued interest............................................       49,083         75,000
                                                              -----------    -----------
     Total current liabilities..............................    4,970,304      5,717,997

Capital lease obligation, long-term.........................           --          7,424
Notes payable, long-term....................................    1,878,394      3,800,000
                                                              -----------    -----------
     Total liabilities......................................    6,848,698      9,525,421

Stockholders' equity:

Common stock, $0.01 par value, 30,000,000 shares authorized,
  17,003,792 and 15,421,917 shares issued and outstanding at
  December 31, 2002 and 2001, respectively..................      170,038        154,219
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued or outstanding...............           --             --
Additional paid-in capital..................................   58,177,153     54,741,128
Accumulated deficit.........................................  (41,977,197)   (30,934,937)
                                                              -----------    -----------
  Total stockholders' equity................................   16,369,994     23,960,410
                                                              -----------    -----------

     Total liabilities and stockholders' equity.............  $23,218,692    $33,485,831
                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            2002           2001          2000
                                                         -----------   ------------   -----------
Revenues:
  Data sales.........................................    $ 5,380,249   $  5,415,893   $ 3,385,341
  Seat-based subscriptions...........................      5,147,808      3,387,290     2,220,074
  Technical services.................................      4,287,287      6,782,365     1,123,549
  Advertising and e-commerce.........................      1,355,490      1,467,338     3,012,705
                                                        ------------   ------------   -----------
                                                          16,170,834     17,052,886     9,741,669
                                                        ------------   ------------   -----------
Cost of revenues:
  Software and Web site development..................      2,323,250      3,805,244     1,838,907
  Barter advertising expense.........................        308,942        643,724     1,182,708
                                                        ------------   ------------   -----------
                                                           2,632,192      4,448,968     3,021,615
                                                        ------------   ------------   -----------
     Gross profit....................................     13,538,642     12,603,918     6,720,054

Operating expenses:
  Sales and marketing................................      2,314,188      2,401,671     4,582,809
  General and administrative.........................      7,757,167      8,415,023     6,335,670
  Product development................................      2,243,758      2,147,864     2,377,433
  Amortization and depreciation......................      2,880,067      4,767,121     3,484,491
  Impairment of intangible assets....................             --             --     6,151,074
  Restructuring costs................................       (182,428)       995,482            --
                                                        ------------   ------------   -----------
                                                          15,012,752     18,727,161    22,931,477
                                                        ------------   ------------   -----------

     Loss from operations............................     (1,474,110)    (6,123,243)  (16,211,423)

Interest income......................................        100,540        111,345     1,055,273
Interest expense and other, net......................       (351,806)      (501,413)      (81,155)
Loss on investment...................................             --       (275,000)           --
                                                        ------------   ------------   -----------

Loss before cumulative effect of change in
     accounting principle............................     (1,725,376)    (6,788,311)  (15,237,305)

Cumulative effect of change in accounting principle..     (9,316,884)            --            --
                                                        ------------   ------------   -----------
     Net loss........................................   $(11,042,260)  $ (6,788,311) $(15,237,305)
                                                        ============   ============   ===========
Loss before cumulative effect of change in accounting
     principle per share - basic and diluted ........   $      (0.10)  $      (0.46)  $     (1.18)

Cumulative effect of change in accounting principle
     per share- basic and diluted....................   $      (0.55)  $      (0.00)  $     (0.00)
                                                        ------------   ------------   -----------
Net loss per share - basic and diluted.......... ....   $      (0.65)  $      (0.46)  $     (1.18)
                                                        -===========   ============   ===========
Weighted average shares outstanding
   - basic and diluted ..............................     16,932,595     14,911,903    12,862,604
                                                        -===========   ============   ===========

See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 COMMON STOCK        ADDITIONAL
                                             ---------------------     PAID-IN     ACCUMULATED
                                               SHARES      AMOUNT      CAPITAL       DEFICIT
                                             ----------   --------   -----------   ------------
Balance at December 31, 1999...............  12,457,989   $124,580   $43,915,642    $(8,909,321)
Comprehensive loss:
  Net loss.................................          --         --            --    (15,237,305)
  Other comprehensive loss:
     Unrealized gain on investments........          --         --            --             --
Total comprehensive loss

Issuance of common stock in connection with
  a purchase business combination..........   2,450,000     24,500     9,555,000             --
Exercise of stock options..................         928          9         2,366             --
Stock compensation expense.................          --         --        10,000             --
                                             ----------   --------   -----------   ------------
Balance at December 31, 2000...............  14,908,917    149,089    53,483,008    (24,146,626)
Comprehensive loss:
  Net loss.................................          --         --            --     (6,788,311)
  Other comprehensive loss
     Unrealized loss on investments........          --         --            --             --
Total comprehensive loss

Issuance of common stock...................     500,000      5,000     1,245,000             --
Exercise of stock options..................      13,000        130         3,120             --
Stock compensation expense.................          --         --        10,000             --
                                             ----------   --------   -----------   ------------
Balance at December 31, 2001...............  15,421,917    154,219    54,741,128    (30,934,937)

Comprehensive loss:

  Net loss.................................          --         --            --    (11,042,260)
Total comprehensive loss

Issuance of common stock, net of issuance
costs  ................................       1,500,000     15,000     3,366,750             --
Exercise of stock options..................      81,875        819        66,940             --
Stock compensation expense.................          --         --         2,335             --
                                             ----------   --------   -----------   ------------
Balance at December 31, 2002...............  17,003,792   $170,038   $58,177,153   $(41,977,197)
                                             ==========   ========   ===========   ============

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                              UNREALIZED HOLDING
                                                                  GAIN/LOSS           TOTAL
                                                              ------------------   -----------
Balance at December 31, 1999................................      $(44,518)        $35,086,383
Comprehensive loss:
  Net loss..................................................             --        (15,237,305)
  Other comprehensive loss:
     Unrealized gain on investments.........................         42,448             42,448
                                                                                   -----------
Total comprehensive loss                                                           (15,194,857)
                                                                                   -----------
Issuance of common stock in connection with a purchase
  business combination......................................             --          9,579,500
Exercise of stock options...................................             --              2,375
Stock compensation expense..................................             --             10,000
                                                                   --------        -----------
Balance at December 31, 2000................................         (2,070)        29,483,401
Comprehensive loss:
  Net loss..................................................             --         (6,788,311)
  Other comprehensive loss:
     Unrealized gain on investments.........................          2,070              2,070
                                                                                   -----------
Total comprehensive loss                                                            (6,786,241)
                                                                                   -----------
Issuance of common stock, net of issuance costs ............             --          1,250,000
Exercise of stock options...................................             --              3,250
Stock compensation expense..................................             --             10,000
                                                                   --------        -----------
Balance at December 31, 2001................................             --         23,960,410

Comprehensive loss:

  Net loss..................................................             --        (11,042,260)
                                                                                   -----------
Total comprehensive loss                                                           (11,042,260)
                                                                                   -----------
Issuance of common stock....................................             --          3,381,750
Exercise of stock options...................................             --             67,759
Stock compensation expense..................................             --              2,335
                                                                   --------        -----------
Balance at December 31, 2002................................       $     --        $16,369,994
                                                                   ========        ===========

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                DECEMBER 31, 2002

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2002           2001           2000
                                                              -----------   ------------   ------------
Cash flow from operating activities:
    Net loss................................................ $(11,042,260)  $ (6,788,311)  $(15,237,305)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Stock compensation expense............................        2,335         10,000         10,000
      Depreciation..........................................    1,143,227      1,248,924        949,480
      Disposal of fixed assets included in restructuring....           --        219,134             --
      Loss on investment....................................           --        275,000             --
      Cumulative effect of change in accounting...........      9,316,884             --             --
      Amortization of intangibles...........................    1,736,840      3,518,197      2,535,011
      Write-down of intangible assets.......................           --             --      6,151,074
      Amortization of financing costs .....................        16,205             --             --
      Changes in assets and liabilities:
        Accounts receivable.................................      463,624        764,754       (654,444)
        Accounts payable and accrued expenses...............     (409,355)       (92,351)      (976,343)
        Accrued interest....................................      (25,917)            --         75,000
        Due to officers, net................................           --             --       (269,425)
        Deferred revenues...................................      350,679        427,306        390,521
        Income tax receivable...............................           --        901,478             --
        Other, net..........................................       13,776       (419,646)        36,407
                                                              -----------   ------------   ------------
        Total adjustments...................................   12,608,298      6,852,796      8,247,281
                                                              -----------   ------------   ------------
          Net cash provided by (used in) operating
            activities......................................    1,566,038         64,485     (6,990,024)
                                                              -----------   ------------   ------------
Cash flow from investing activities:
    Purchase of available-for-sale investments..............           --             --     (7,010,000)
    Sale of available-for-sale investments..................           --      1,500,000     20,089,354
    Purchase of other investments...........................           --             --       (520,000)
    Capital expenditures....................................     (317,793)      (598,832)    (1,443,828)
    Cash portion of purchase price of business
      combinations..........................................           --       (804,075)   (12,265,000)
    Net cash acquired in business combination...............           --             --        443,166
                                                              -----------   ------------   ------------
          Net cash (used in) provided by investing
            activities......................................     (317,793)        97,093       (706,308)
                                                              -----------   ------------   ------------
Cash flow from financing activities:
    Proceeds from issuance of common stock..................  $ 3,381,750    $ 1,250,000   $      2,374
    Proceeds from exercise of stock options and warrants....       67,759          3,250             --
    Financing costs................................               (37,811)            --             --
    Principal payments on notes payable.....................   (2,546,000)      (161,785)            --
    Principal payments on capital lease obligations..........     (24,524)       (76,339)       (73,704)
                                                              -----------   ------------   ------------
          Net cash provided by (used in)
            financing activities............................      841,174      1,015,126        (71,330)
                                                              -----------   ------------   ------------
          Net increase (decrease) in cash
            and cash equivalent.............................    2,089,419      1,176,704     (7,767,662)
Cash and cash equivalents at beginning of year..............    3,460,515      2,283,811     10,051,473
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of year....................  $ 5,549,934    $ 3,460,515   $  2,283,811
                                                              ===========   ============   ============
Supplemental disclosure of cash flow information:
        Cash paid for:
        Interest............................................  $   301,461    $    498,318  $     21,832
Fair value of securities issued in connection with purchase
  business combination......................................           --             --   $  9,579,500
Equipment acquired under capital lease......................           --    $     32,170            --

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (EDGAR Online or the Company), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online Web site in January 1996. EDGAR Online is a provider of financial information derived from U.S. Securities and Exchange Commission
(SEC) data and a developer of financial and business systems solutions. The Company sells to the corporate market and to individuals as well as running five destination Web sites. The Company has entered into several arrangements with other Internet service providers to market financial information services.

The Company has a history of operating losses although the Company has generated cash flows from operations during the years ended December 31, 2002 and 2001. During the year ended December 31, 2002 the Company experienced a reduction in revenues as compared to the year ended December 31, 2001 and, as a result, has taken actions to reduce operating expenses - See Note 16. The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures through December 31, 2003. These financial statements have been prepared on a basis that the Company will continue as a going concern.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

We derive revenues from four primary sources: contracts with corporate customers for customized data, seat based subscriptions to our Web site services, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, or delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(b) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company's Web site by other Internet companies in exchange for the Company's advertising placed on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company applies the provisions of EITF 99-17, Accounting for Advertising Barter Transactions and, accordingly, recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues totaled $308,942, $643,724, and $1,201,576 in the years ended December 31, 2002, 2001, and 2000, respectively.

(c) WEB SITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, Accounting for Web Site Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes certain Web site costs for computer software developed or obtained for internal use. Capitalized software development costs totaled $533,098 and $528,898 at December 31, 2002 and 2001, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $167,389, $170,726, and $130,946 in the years ended December 31, 2002,
2001,and 2000, respectively.

(d) CASH AND CASH EQUIVALENTS

The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

(e) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter.

(f) LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement, which superceded SFAS 121, requires that long-lived assets and certain intangibles assets, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows of the assets. Long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction.

(g) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $94,677, $124,208, and $2,473,213, for the years ended December 31, 2002, 2001, and 2000, respectively.

(h) INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(i) STOCK-BASED TRANSACTIONS

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

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                   2002           2001          2000
                                                -----------   ------------   -----------
Net loss -- as reported......................  $(11,042,260)  $(6,788,311)  $(15,237,305)
Compensation expense related to options-
as reported .................................            --            --             --
Compensation expense related to options-
Fair value method ...........................    (2,364,898)   (2,543,088)    (2,097,069)
                                               -------------   -----------  -------------
Net loss -- pro forma........................  $(13,407,158)  $(9,331,399)  $(17,334,374)
                                               -============   ===========  =============
Basic and diluted net loss per share -- as
  reported...................................  $      (0.65)  $     (0.46)  $      (1.18)
Basic and diluted net loss per share -- pro
  forma......................................  $      (0.79)  $     (0.63)  $      (1.35)

The fair value of the options granted to employees in 2002, 2001, and 2000 as calculated under SFAS 123, ranged from $1.75 to $2.96, $1.08 to $3.37, and $1.62 to $8.70, respectively, with a weighted average fair value of $2.81, $1.80, and $5.49, respectively. The following assumptions were used in the calculations:

                                                2002          2001          2000
                                             -----------   -----------   -----------
Risk free interest rate....................  1.56%-3.54%   3.25%-4.97%   4.49%-4.67%
Expected life..............................   10 years      10 years      10 years
Expected dividend yield....................      0%            0%            0%
Volatility.................................     104%          142%          129%

(j) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ which comprised 24% and 17% of the Company's total gross receivable balance at December 31, 2002 and 2001, respectively. No other customer accounted for more than 10% of accounts receivable at December 31, 2002 or 2001. NASDAQ comprised 34% and 38% of the company's total revenue during 2002 and 2001, respectively. See Note 16 for further discussion. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2002, 2001, or 2000. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 2002 and 2001, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are discussed in notes 9 and 14.

(k) LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share, and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98. Under SFAS No. 128, Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,124,643, 2,806,060, and 1,900,105 for the years ended December 31, 2002, 2001, and 2000, respectively.

(l) BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standard Board (FASB) issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision making group.

 (m) COMPREHENSIVE INCOME

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

(n) USE OF ESTIMATES IN FINANCIAL STATEMENTS

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

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, and amends APB 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a significant impact on the consolidated financial statements.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, we have continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS 123. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. We plan to adopt the quarterly disclosure requirement during the first quarter of 2003.

(p) RECLASSIFICATIONS

In 2001, the Company reclassified revenues into data sales, seat-based subscriptions, technical services, and advertising and e-commerce revenues. Prior comparative amounts have been reclassified to conform to the current presentation.

(3) ACQUISITIONS

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 (see note 9 for subsequent modification of these notes) and (3) $804,075 for the payment of fees and acquisition related expenses which were paid in 2001.

The aggregate purchase price of $28,148,575 has been allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated know how with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years. Since the acquisition was a tax-free transaction, the $17,363,247 allocated to identifiable intangible assets created a book tax difference for which a corresponding deferred tax liability of $6,945,299 was established at the acquisition date. In addition, at the date of acquisition, the Company had net deferred tax assets of approximately $6,120,373 for which a valuation allowance of like amount had been recorded. The establishment of the FIS deferred tax liability eliminated the need for substantially all of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance by the amount of the FIS deferred tax liability. This purchase accounting adjustment

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

was recorded in 2001 when the valuation of the intangible assets acquired was finalized. The recognition of the FIS deferred tax liability and the reduction in the Company's valuation allowance increased and decreased goodwill by a like amount. See note 4 for a discussion of subsequent intangible asset impairment. The Company has treated this acquisition as a tax-free reorganization. The Company may be contingently liable for taxes associated with such acquisitions. In the event the tax-free nature of the transaction is successfully challenged, there may be a material adverse impact to the Company's financial position and results of operations. Management does not currently believe an unfavorable outcome to be probable or the resulting impact to be estimable. Accordingly, no provision has been made in connection with this contingency in the consolidated financial statements as of December 31, 2002.

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

The aggregate purchase price of $9,901,054 has been allocated to the purchased assets and liabilities based on their relative fair market value on the date of acquisition. The excess purchase price over the estimated fair value of the tangible net liabilities acquired has been allocated as follows: (1) $2,496,246 to customer lists with an estimated useful life of 5 years, (2) $3,155,966 to technology with an estimated useful life of 5 years, (3) $699,280 to established workforce with a useful life of 3 years and (4) $3,549,562 to goodwill with an estimated useful life of 6 years. Since the acquisition was a tax-free transaction, the $6,351,492 allocated to identifiable intangible assets created a book-tax basis difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had net deferred tax assets of approximately $4,719,592 for which a valuation allowance of like amount had been recorded. The establishment of the FreeEDGAR tax liability eliminated the need for substantially all of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance by the amount of the FreeEDGAR deferred tax liability. The recognition of the FreeEDGAR deferred tax liability and the reduction in the Company's valuation allowance increased and decreased goodwill by a like amount. See note 5 for a discussion of subsequent intangible asset impairment.

The acquisitions were accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' and Partes' assets and liabilities and the operating results of FIS and Partes from the effective dates of the acquisition have been included in the accompanying consolidated financial statements.

The following unaudited pro forma results of operations assume the acquisitions occurred as of January 1, 1999 and include amortization of intangibles. The pro forma financial information is not necessarily indicative of operating results that would have occurred had the acquisitions been consummated as of January 1, 1999 nor of future operating results. Pro forma results for the year ended December 31, 2002 and 2001 are not presented as the transactions are fully reflected in the Company's results of operations for the period.

                                                        PRO FORMA RESULTS
                                                        FOR THE YEAR END
                                                          DECEMBER 31,
                                                              2000
                                                        -----------------
Revenues..............................................    $ 16,576,000
Loss from operations..................................    $(19,178,000)
Net loss..............................................    $(18,261,000)
Basic and diluted loss per share......................    $      (1.23)
Basic and diluted weighted average shares.............      14,904,000

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

(4) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

The Company adopted SFAS 142 effective January 1, 2002. The adoption of this accounting standard required that assembled workforce with a net book value of $3.4 million as of January 1, 2002 be subsumed into goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. SFAS No. 142 also required the Company to perform a transitional assessment by June 30, 2002, to determine whether there is an impairment of goodwill. To perform this assessment, the Company compared the fair value of the FIS reporting unit calculated under a present value methodology with a rate of interest commensurate to the risks involved, and was assisted by an independent valuation firm, to the carrying amount of the related net assets. This assessment indicated that goodwill associated with the FIS acquisition was impaired as of January 1, 2002. Accordingly, the Company recognized a $9,316,884 non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The Company determined, as was assisted by an independent valuation firm, that there is no further impairment at December 31, 2002. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

The following table reflects the reconciliation of reported loss before cumulative effect of change in accounting principle in total and per share to amounts adjusted for the exclusion of goodwill amortization for the prior periods:

                                                          Year Ended December 31,
                                                  2002             2001             2000
                                                --------         --------         --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE

Reported loss                               $ (1,725,376)    $ (6,788,311)    $ (15,237,305)
Goodwill amortization                                 --        1,607,949         1,054,253
                                            ------------     ------------     -------------
Adjusted loss                               $ (1,725,376)    $ (5,180,362)    $ (14,183,052)
                                            ============     ============     =============
PER SHARE OF COMMON STOCK - BASIC AND
   DILUTED

Reported loss                               $      (0.10)    $      (0.46)    $       (1.18)
Goodwill amortization                                 --             0.11              0.08
                                            ------------     ------------     -------------
Adjusted loss                               $      (0.10)    $      (0.35)    $       (1.10)
                                            ============     ============     =============

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

(5) IMPAIRMENTS OF LONG-LIVED ASSETS

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

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

(6) RESTRUCTURING COSTS

In 2001, the Company closed the Kirkland, WA office. The office closing completed the Company's consolidation of its technical operations. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statement of operations. These restructuring costs included employment termination charges for 14 employees, 11 of which were discharged. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. These restructuring costs included employment termination charges for 12 employees, all of which were discharged. In 2002, the Company negotiated contract terminations, thereby eliminating $182,429 of obligations. Restructuring costs include the following:


                                                                  2001                   Remaining
                                            Total               Activity               Obligation at
                                            Costs          Cash       Non-C ash      December 31, 2001
                                         ---------      ---------    ----------      -----------------
Write down of fixed assets               $ 234,243      $      --    $ (234,243)        $      --
Non-recoverable lease payments             170,487        (61,352)      (11,853)           97,282
Non-cancelable service contracts           187,930        (95,292)       89,030           181,668
Employment termination payments            319,299       (236,799)      (54,500)           28,000
Employment termination payments - FIS       83,523        (83,523)           --                --
                                         ---------      ---------    ----------         ---------
Total restructuring costs                $ 995,482      $(476,966)   $ (211,566)        $ 306,950
                                         =========      =========    ==========         =========

                                                  2002                  Remaining
                                                Activity              Obligation at
                                            Cash       Non-Cash      December 31, 2002
                                         ---------     --------      -----------------
Write down of fixed assets               $      --   $      --          $      --
Non-recoverable lease payments             (72,059)    (20,570)             4,653
Non-cancelable service contracts            (8,961)   (172,707)                --
Employment termination payments            (38,848)     10,848                 --
Employment termination payments - FIS           --         --                  --
                                         ---------     --------         ---------
Total restructuring costs                $(119,868)  $(182,429)         $   4,653
                                         =========   =========          =========

All restructuring obligations are included in accrued expenses at December 31, 2002 and 2001.

(7) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 is summarized as follows:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------
Equipment...............................................  $4,029,316   $3,805,723
Furniture and fixtures..................................     395,733      395,733
Purchased software......................................     545,886      530,042
Software development costs..............................     533,098      528,598
Leasehold improvements..................................     228,367      186,781
Automobiles.............................................       6,000        6,000
                                                          ----------   ----------
Subtotal................................................   5,738,400    5,452,877
Less accumulated depreciation...........................  (4,045,066)  (2,934,110)
                                                          ----------   ----------
Total...................................................  $1,693,334   $2,518,767
                                                          ==========   ==========

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,143,227, $1,248,924, and $949,480, respectively.

At December 31, 2002, the Company had $32,170 of equipment under capital leases included in furniture and fixtures. At December 31, 2001, the Company had $82,762 of equipment under capital leases included in equipment and $32,170 of equipment under capital leases included in furniture and fixtures. Related accumulated amortization totaled $7,108 at December 31, 2002, and $39,410 and $2,516 at December 31, 2001, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

(8) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2002 and 2001:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------
Compensation and related benefits.......................  $  462,090   $  681,293
Professional fees.......................................     272,282      162,900
Restructuring costs.....................................       4,653      306,950
Other...................................................      10,201       85,528
                                                          ----------   ----------
Total...................................................  $  749,226   $1,236,671
                                                          ==========   ==========

(9) NOTES PAYABLE

Notes payable consist of the following at December 31, 2002 and 2001:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2002         2001
                                                          ----------   ----------
Promissory notes........................................  $3,800,000   $6,000,000
Line of credit..........................................          --      346,000
Loan restructuring costs................................     (21,606)          --
                                                          ----------   ----------
  Total notes payable...................................   3,778,394    6,346,000
Less:
  Current portion.......................................   1,900,000    2,546,000
                                                          ----------   ----------
Notes payable, long-term................................  $1,878,394   $3,800,000
                                                          ==========   ==========

In connection with the FIS acquisition, the Company issued a series of two-year senior subordinated secured promissory notes with a total principal amount of $6,000,000. The Company repaid $2,200,000 of these notes in 2002. Interest accrues at 7.5% annually and is payable quarterly in arrears on January 27, April 27, July 27 and October 27. Interest expense for the years ended December 31, 2002, 2001, and 2000 was $342,541, $450,000 and $75,000 respectively. The fair value of the senior subordinated secured promissory notes at December 31, 2002 was estimated at approximately $3,800,000 based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 which was made on April 1, 2002, $1,900,000 on April 1, 2003 and $1,900,000 on January 2, 2004. Interest
will remain at 7.5% and will be payable according to the original terms. The Company deferred $37,811 of costs associated with the note restructuring. Amortization of these costs totaled $16,205 in 2002. The holder of $300,000 of the FIS notes that did not participate in the negotiations was repaid in 2002.

In October 1998, FIS entered into an agreement with a bank for a $200,000 line of credit. This agreement was increased in April 2000 to $500,000. At December 31, 2002, no balance was outstanding under the facility and this line of credit is no longer available to the Company. Related interest expense for the years ended December 31, 2002, 2001 and 2000 was $2,977, $36,094 and $5,049,
respectively.

Interest expense and other financing charges for the years ended December 31, 2002, 2001, and 2000, $351,806, $497,450, and $95,027, respectively.

(10) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2002, the Company has approximately $22 million in federal net operating losses, which will expire between 2012 and 2022, and approximately $17 million of state and certain local net operating loss carry forwards, which will expire between 2002 and 2021.

As discussed in note 3, the Company allocated $17,363,247 of the FIS purchase price to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945,299 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120,373 for which a valuation allowance of a like amount had been recorded. The establishment of the FIS deferred tax liability eliminated the need for the valuation allowance on the Company's net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2002, 2001 and 2000 includes a tax benefit of approximately $1,916,339, $788,783, and $115,754, respectively, representing the decrease in FIS' deferred tax liability as a result of the amortization and impairment write-off of the FIS intangible assets offset by a like amount of tax expense to increase the valuation allowance necessitated by the decrease in the FIS deferred tax liability.

As discussed in note 3, the Company allocated $6,351,492 of the FreeEdgar purchase price to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $4,719,592 for which a valuation allowance of a like amount had been recorded. The establishment of the FreeEdgar deferred tax liability eliminated the need for $2,540,000 of the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2002, 2001 and 2000 includes a tax benefit of approximately $173,893, $207,156, and $1,693,572, respectively, representing the decrease in the FreeEdgar deferred tax liability as a result of the amortization and impairment write-off of the FreeEdgar intangible assets offset by a like amount of tax expense to increase the valuation allowance necessitated by the decrease in the FreeEdgar deferred tax liability.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

The Company's tax provision differed from the amount computed using the federal statutory rate of 34% in 2002, 35% in 2001 and 34% in 2000:

                                                        YEAR ENDED DECEMBER 31
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
Expected federal income tax benefit ..........  $(3,754,368)  $(2,361,639)  $(5,161,154)
State taxes, net of federal effect............      (20,896)      (86,094)      (18,076)
Amort. and write-off of non-deductible
  intangibles.................................    2,045,633       363,833     1,600,300
Other permanent differences...................      (82,394)     (162,330)        3,602
Federal valuation allowance...................    1,812,025     2,246,230     3,575,328
                                                -----------   -----------   -----------
                                                $         0   $         0   $         0
                                                ===========   ===========   ===========

The Company's deferred tax assets and liabilities and related valuation allowance as of December 31, 2002 and 2001 are as follows:

                                                                 2002          2001
                                                              -----------   ----------
Deferred tax assets :
  Net operating loss carry forwards.........................  $ 9,080,834  $10,283,908
  Accruals and other, net...................................      293,894      265,197
  Stock compensation expense................................      479,648      481,737
                                                              -----------   ----------
Total deferred tax assets...................................    9,854,376   11,030,242
Federal and state valuation allowance.......................   (5,353,692)  (4,488,126)
                                                              -----------   ----------
Net deferred tax assets.....................................  $ 4,500,684  $ 6,542,716
                                                              ===========   ==========
Deferred tax liabilities:

 Identifiable intangibles..................................   $(4,500,684) $(6,542,716)
                                                              ===========   ==========

Realization of the net operating loss carry forward and other future deductible differences is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carry forwards. Due to the Company's short operating history, a valuation allowance has been recorded for the entire amount of the net deferred tax asset as the Company has concluded that it is not more likely than not that there will be future deductible income sufficient to realize the future taxable temporary differences and operating loss carry forwards prior to their expiration.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules. The company has not yet determined whether such an ownership change has occurred.

(11) STOCKHOLDERS' EQUITY

Common Stock

On March 25, 1999, the Board of Directors of the Company declared and approved an increase in the number of authorized shares of common stock to 30,000,000, par value $0.01 per share, and authorized 1,000,000 shares of preferred stock, par value $0.01 per share. There are no preferred shares issued or outstanding at December 31, 2002.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

During 2002, 2001, and 2000, additional shares were issued in connection with the exercise of stock options totaling 81,875, 13,000, and 928, respectively.

In addition, during 2000 and 1999, 2,450,000 and 908,877 shares were issued in connection with purchase business combinations.

In January 2002, the Company completed a private sale of 2,000,000 shares of common stock at a purchase price of $2.50 and 400,000 four-year warrants at an exercise price of $2.875 per share to certain institutional investors which resulted in gross proceeds of $5,000,000. 500,000 shares and 100,000 warrants were sold prior to December 31, 2001 and the remaining 1,500,000 shares and 300,000 warrants were sold on January 8, 2002. In connection with the transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. Total proceeds from the private sale, net of issuance costs, were $3,381,750.

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

In December 2001 and January 2002, the Company issued 100,000 and 300,000 four-year warrants with an exercise price of $2.875 in connection with the private placement of 500,000 and 1,500,000 shares of its common stock. The Company also and issued a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Warrant activity during the periods indicated is as follows:

                                                        NUMBER OF    WEIGHTED AVERAGE
                                                         WARRANTS     EXERCISE PRICE
                                                        ---------   ----------------
Outstanding at December 31, 1999.......................   351,299          8.68
Issued.................................................        --            --
Exercised..............................................        --            --
Cancelled..............................................        --            --
                                                         --------
Outstanding at December 31, 2000.......................   351,299          8.68
Issued.................................................   100,000          2.88
Exercised..............................................        --            --
Cancelled..............................................        --            --
                                                         --------
Outstanding at December 31, 2001.......................   451,299         $7.43

Issued.................................................   340,000         $2.83
Exercised..............................................        --            --
Cancelled..............................................        --            --
                                                         --------
Balance at December 31, 2002...........................   791,299         $5.45
                                                         ========

The weighted average contractual life of warrants outstanding at December 31, 2002 and 2001 was 2.29 and 2.76 years, respectively.

(12) STOCK OPTION PLANS

In November 1998, the Company adopted the 1996 Stock Option Plan (the 1996 Plan) whereby the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The 1996 Plan authorizes the issuance of options to purchase up to 800,000 shares of the Company's common stock. Options granted may be either incentive stock options (ISOs) or non-qualified stock options. The exercise price and vesting schedule of the options are established on the grant date. However, the established exercise price for ISOs may not be less than the fair market value of the Company's common stock on the grant date. The 1996 Plan also provides that no options will have a term of longer than ten years.

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the 1999
Plan) and the 1999 Outside Directors Stock Option Plan (the 1999 Directors
Plan). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2002, 2001 and August 1, 2000, the Plan was amended to increase the number of shares available for grant by 500,000, 500,000 and 800,000, respectively. As of December 31, 2002, 2,400,000 options are authorized under the 1999 Plan. The 1999 Directors Plan authorizes the issuance of options to purchase up to 100,000 shares of the Company's common stock.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

Option activity for the 1996 Plan, the 1999 Plan and the 1999 Directors Plan during the periods indicated is as follows:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF OPTIONS     OPTION PRICE
                                                       -----------------   ----------------
Outstanding at December 31, 1999.....................        951,459            $3.64
Issued...............................................        759,750            $5.63
Exercised............................................           (928)           $2.56
Cancelled............................................       (161,475)           $7.03
                                                           ---------
Outstanding at December 31, 2000.....................      1,548,806            $4.10
Issued...............................................      1,016,050            $1.86
Exercised............................................        (13,000)           $2.56
Cancelled............................................       (198,145)           $4.00
                                                           ---------
Outstanding at December 31, 2001................... ..     2,353,711            $3.16
Issued...............................................        423,775            $3.13
Exercised............................................        (81,875)           $0.83
Cancelled............................................       (362,267)           $4.05
                                                           ---------
Balance at December 31, 2002.........................      2,333,344            $3.09
                                                           =========        =========

The Company recorded $2,355, $10,000 and $10,000 of compensation expense in the years ended December 31, 2002, 2001, and 2000, respectively, calculated as the difference between the exercise price and the estimated fair value of stock options at the grant date, allocated over the vesting periods of the related options. These amounts have been included within sales and marketing expenses

Options outstanding and exercisable at December 31, 2002 are as follows:

                               OPTIONS OUTSTANDING

                                                        WEIGHTED AVERAGE
RANGE OF                                    NUMBER         REMAINING       WEIGHTED AVERAGE
EXERCISE PRICE                            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
--------------                            -----------   ----------------   ----------------
$ 0.25 to  2.50.........................      805,525         7.17             $ 0.84
  2.51 to  5.00.........................    1,301,339         7.83               3.49
  5.01 to 10.00.........................      226,333         7.01               8.85
 10.01 to 15.00.........................           --           --                 --
 15.01 to 20.00.........................           --           --                 --
 20.01 to 25.00.........................          147         5.06              21.98
                                          -----------         ----              -----
  0.25 to 25.00.........................    2,333,344         7.52             $ 3.09
                                          ===========         ====              =====

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

                               OPTIONS EXERCISABLE

                                                           NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                                  EXERCISABLE    EXERCISE PRICE
-----------------------                                  -----------   ----------------
$ 0.25 to  2.50........................................    519,283         $ 0.61
  2.51 to  5.00........................................    628,378           3.88
  5.01 to 10.00........................................    168,203           8.81
 10.01 to 15.00........................................         --             --
 15.01 to 20.00........................................         --             --
 20.01 to 25.00........................................        137          21.98
                                                         ---------         ------
  0.25 to 25.00........................................  1,316,001           3.22
                                                         =========         ======

At December 31, 2002, 959,698 options are available for grant under the Company's option plans.

(13) COMMITMENTS AND CONTINGENCIES

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $1,061,605, $1,243,278, and $589,239 for the years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum lease payments under non-cancelable operating leases and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows:

YEAR ENDING DECEMBER 31,                                   OPERATING LEASES   CAPITAL LEASES
                                                           ----------------   --------------
2003.....................................................     $  845,118         $ 7,674
2004.....................................................        834,943              --
2005.....................................................        730,363              --
2006.....................................................        312,973              --
Thereafter...............................................         56,212              --
                                                              ----------         -------
  Total..................................................     $2,779,609           7,674
                                                              ==========
Amount representing interest.............................                           (249)
                                                                                 -------
Net capital leases obligation............................                        $ 7,425
                                                                                 =======

The amounts above include payments due under the lease on the former FreeEDGAR facilities, net of contractual sublease payments, which have been accrued in restructuring costs.

(14) RELATED PARTY TRANSACTIONS

The Company provided services in the normal course of business to two shareholders in 2002 and three shareholders in 2001 and 2000. Revenues from these related parties totaled $633,043, $788,281, and $709,200 in 2002, 2001 and
2000, respectively. The Company also purchased services in the normal course of business from two other shareholders in 2002, and three in 2001 and 2000, only one of which was included in the group of shareholders to whom we provided services, which totaled $231,770, $417,138 and $3,078,741 in 2002, 2001, and
2000, respectively.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

In January 2001, we loaned the sum of $400,000 to certain executives, employees and outside directors of the Company for the purpose of purchasing shares of our common stock from The Bean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and Marc Strausberg, our Chairman of the Board are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing Nasdaq market price on the date of sale. The loans were evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes are full recourse and secured by the common stock purchased with the proceeds of the individual loans. The fair value of these notes at December 31, 2002 was estimated at approximately $400,000 based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

(15) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except for per share data):

                                                          FIRST    SECOND     THIRD    FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                                                         -------   -------   -------   -------
Year Ended December 31, 2002
Net revenues..........................................  $  4,086   $ 4,115   $ 4,062   $ 3,908
Loss from operations..................................  $   (114)  $  (325)  $  (295)  $  (740)
Loss before cumulative effect of change in accounting
principle ............................................  $   (208)  $  (379)  $  (348)  $  (790)
Net loss..............................................  $   (208)  $(9,696)  $  (348)  $  (790)

Loss before cumulative effect of change in accounting
principle per share - basic and diluted................ $  (0.01)  $ (0.02)  $ (0.02)  $ (0.05)
Net loss per share  basic and diluted  ................ $  (0.01)  $ (0.57)  $ (0.02)  $ (0.05)
Weighted average shares outstanding -
basic and diluted.......................................  16,789    16,956    16,984    17,002
                                                         =======   =======   =======   =======
Year Ended December 31, 2001
Net Revenues...........................................  $ 4,283   $ 4,155   $ 4,257   $ 4,358
Loss from Operations...................................  $(1,635)  $(2,311)  $(1,626)  $  (551)
Loss before cumulative effect of change in accounting
principle .............................................  $(1,706)  $(2,690)  $(1,732)  $  (660)
Net loss...............................................  $(1,706)  $(2,690)  $(1,732)  $  (660)

Loss before cumulative effect of change in accounting
principle per share - basic and diluted................  $ (0.11)  $ (0.18)  $ (0.12)  $ (0.04)
Net loss per share - basic and diluted.................  $ (0.11)  $ (0.18)  $ (0.12)  $ (0.04)
Weighted average shares outstanding -
  basic and diluted....................................   14,909    14,909    14,909    14,921
                                                         =======   =======   =======   =======

Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.

(16) SUBSEQUENT EVENTS (UNAUDITED)

On March 28, 2003, the Company entered into a Separation and Release Agreement with the Company's former President and Chief Operating Officer. Under the Agreement, the Company will make payments of $340,000 in 2003, $170,000 in 2004, and $42,000 in 2005 or thereafter. The Company will also make three payments of $60,972 to a deferred compensation plan, one payment per year in 2003, 2004 and 2005.

On March 31, 2003, the Company announced a plan to align the Company's cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract in the second half of 2003 by approximately $1 million. The plan provides for a reduction in workforce of 17% effective immediately. The Company anticipates that the restructuring actions will reduce operating expenses on an annualized basis by approximately $1.2 to $1.3 million.

The Company expects to incur restructuring charges of approximately $800,000 in the quarter ended March 31, 2003 consisting of employee severance associated with the work force reduction and the Separation and Release Agreement with the Company's former President and Chief Operating Officer.