Form 10-Q
period 2003-03-31
EDGAR ONLINE INC
filed 2003-05-14
CIK 1080224

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE
                                 ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of shares of common stock outstanding at May 14, 2003: 17,007,792 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002

                                      INDEX

                                                                                                Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets
        March 31, 2003 (unaudited) and December 31, 2002 ........................................   3

Condensed Consolidated Statements of Operations
        Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited) ......................   4

Condensed Consolidated Statements of Cash Flows
        Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited) ......................   5

Notes to Condensed Consolidated Financial Statements ............................................   6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....  11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ..............................  23

ITEM 4. Controls and Procedures .................................................................  23

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings .......................................................................  24

ITEM 2. Changes in Securities and Use of Proceeds ...............................................  24

ITEM 3. Defaults Upon Senior Securities .........................................................  24

ITEM 4. Submission of Matters to a Vote of Security Holders .....................................  24

ITEM 5. Other Information .......................................................................  24

ITEM 6. Exhibits and Reports on Form 8-K ........................................................  24

Signatures ......................................................................................  25

Certifications ..................................................................................  26

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            March 31, 2003
                                                                              (unaudited)     December 31, 2002
                                                                              -----------     -----------------
          ASSETS

Cash                                                                            $  5,963          $  5,550
Accounts receivable, less allowance of $200 and $224, respectively                 1,260             1,562
Other current assets                                                                 735               316
                                                                                --------          --------
          Total current assets                                                     7,958             7,428

Property and equipment, net                                                        1,665             1,693
Goodwill                                                                           2,189             2,189
Other intangible assets, net                                                      10,717            11,135
Other assets                                                                         289               774
                                                                                --------          --------

          Total assets                                                          $ 22,818          $ 23,219
                                                                                ========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $  1,609          $  1,271
Deferred revenues                                                                  1,845             1,744
Notes payable and accrued interest                                                 3,833             1,949
Capital lease payable, current portion                                                 3                 7
                                                                                --------          --------
          Total current liabilities                                                7,290             4,971

Notes payable                                                                          -             1,878
Long term payables                                                                   274                 -
                                                                                --------          --------

          Total liabilities                                                        7,564             6,849

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized, 17,003,792 shares issued and outstanding at March 31, 2003 and
          December 31, 2002                                                          170               170
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding                                                       --                --
Additional paid-in capital                                                        58,177            58,177
Accumulated deficit                                                              (43,093)          (41,977)
                                                                                --------          --------

          Total stockholders' equity                                              15,254            16,370
                                                                                --------          --------

          Total liabilities and stockholders' equity                            $ 22,818          $ 23,219
                                                                                ========          ========

     See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                          2003           2002
                                                          ----           ----
Revenues:
      Seat-based subscriptions                         $   1,423       $   1,108
      Data sales                                           1,192           1,443
      Technical services                                   1,020           1,143
      Advertising and e-commerce                             201             392
                                                       ---------       ---------
Total revenues                                             3,836           4,086
Cost of revenues                                             548             693
                                                       ---------       ---------

Gross profit                                               3,288           3,393

Operating expenses:
      Sales and marketing                                    536             593
      Development expenses                                   526             488
      General and administrative                           1,843           1,801
      Restructuring and severance charges                    784            (100)
      Depreciation and amortization                          661             725
                                                       ---------       ---------
                                                           4,350           3,507

             Loss from operations                         (1,062)           (114)

Interest and other income (expense), net                     (54)            (94)
                                                       ---------       ---------

             Net loss                                  $  (1,116)      $    (208)
                                                       =========       =========
Weighted average shares outstanding - basic and
diluted                                                   17,004          16,789

Net loss per share - basic and diluted                 $   (0.07)      $   (0.01)

     See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  March 30,

                                                                             2003           2002
                                                                             ----           ----
Cash flows from operating activities:
      Net loss                                                             $ (1,116)      $   (208)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation                                                           227            290
         Amortization of intangibles                                            434            435
         Stock compensation expense                                              --              2
         Amortization of financing costs                                          5             --
         Changes in assets and liabilities:
              Accounts receivable                                               302           (590)
              Other assets, net                                                  50            (32)
              Accounts payable and accrued expenses                             339           (372)
              Deferred revenues                                                 101            127
              Long term payables                                                274             --
                                                                           --------       --------
                  Total adjustments                                           1,732           (140)
                                                                           --------       --------
                  Net cash provided by (used in) operating activities           616           (348)
                                                                           --------       --------

Cash used in investing activities:

      Purchases of property and equipment                                      (199)           (61)
                                                                           --------       --------
                  Net cash provided by (used in) investing activities          (199)           (61)
                                                                           --------       --------

Cash flows from financing activities:
      Proceeds from issuance of common stock and warrants                        --          3,402
      Proceeds from exercise of stock options                                    --              1
      Principal payments on notes payable                                        --           (346)
      Principal payments on capital lease obligations                            (4)           (13)
                                                                           --------       --------
                  Net cash provided by (used in) financing activities            (4)         3,044
                                                                           --------       --------

Net change in cash and cash equivalents                                         413          2,635
Cash and cash equivalents at beginning of period                              5,550          3,461
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $  5,963       $  6,096
                                                                           ========       ========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                               $     74       $    118

     See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

EDGAR Online, Inc. ("the Company"), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online Internet Web site in January 1996. The Company provides its customers with business, financial and competitive information about public companies. The Company also provides information and technology solutions to the financial services industry. The Company derives the information it sells primarily from the SEC's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system and provides it to corporations, Web sites and individuals on a real-time basis. The Company enhances raw SEC filings by organizing and processing them into an easily accessible and searchable format and uses proprietary software to extract specific information requested by its customers.

Although the Company has generated cash flows from operations during the quarter ended March 31, 2003 and the years ended December 31, 2002 and 2001, the Company has a history of operating losses. The Company has experienced a reduction in revenues in the quarter ended March 31, 2003 as well as in the year ended December 31, 2002 as compared to the respective prior periods and, as a result, has taken actions to reduce operating expenses -- see note 6. The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures through March 31, 2004. These financial statements have been prepared on a basis that the Company will continue as a going concern.

The unaudited interim financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002, and its cash flows for the three months ended March 31, 2003 and 2002. The results for the three months ended March 31, 2003 are not necessarily indicative of the expected results for the full fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC in March 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the fair values of goodwill and other intangible assets and the estimated useful lives of intangible assets.

(2) BUSINESS COMBINATIONS

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

On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 which was made on April 1, 2002, $1,900,000 which was made on April 1, 2003 and $1,900,000 which is payable on January 2, 2004. Interest will remain at 7.5% and will be payable according to the original terms of the FIS Notes.

As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the Company completed its required impairment review and recorded an impairment charge of $9,316,884 million in the second quarter of 2002. This reflects overall market declines since the merger was announced in 2000, and was reflected as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations in the second quarter of 2002. See note 5 for further discussion. The Company has treated this acquisition as a tax-free reorganization and may be contingently liable for taxes associated with such an acquisition. In the event the tax-free nature of the transaction is successfully challenged, there may be a material adverse impact to the Company's financial position and results of operations. Management does not currently believe an unfavorable outcome to be probable or the resulting impact to be estimable. Accordingly, no provision has been made in connection with this contingency in the consolidated financial statements as of March 31, 2003.

(3) REVENUE RECOGNITION

We derive revenues from four primary sources: seat based subscriptions to our Web site services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from data sales is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, or delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(4) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 23% and 24% of the Company's total gross receivable balance at March 31, 2003 and December 31, 2002, respectively. No other customer accounted for more than 10% of accounts receivable at March 31, 2003 or December 31, 2002. NASDAQ comprised 32% and 34% of the company's total revenue during the three months ended March 31, 2003 and 2002, respectively. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three months ended March 31, 2003 or 2002. In addition, the Company has not experienced any significant credit losses to date from any one customer. The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at March 31, 2003 and December 31, 2002, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

(5) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

The Company adopted SFAS 142 effective January 1, 2002. The adoption of this accounting standard required that assembled workforce with a net book value of $3.4 million as of January 1, 2002 be subsumed into goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. SFAS No. 142 also required the Company to perform a transitional assessment by June 30, 2002, to determine whether there was an impairment of goodwill. To perform this assessment, the Company compared the fair value of the FIS reporting unit calculated under a present value methodology with a rate of interest commensurate to the risks involved to the carrying amount of the related net assets. This assessment, which was performed with the assistance of an independent valuation firm, indicated that goodwill associated with the FIS acquisition was impaired as of January 1, 2002. Accordingly, the Company recognized a $9,316,884 non-cash charge, recorded in the second quarter of 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The Company determined, assisted by an independent valuation firm, that there was no further impairment at December 31, 2002. If the Company fails to improve revenues, deliver desired services and appropriately manage costs, subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

(6) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which releases him from any further obligation to perform services as an employee of the Company. The Company accrued $783,600 of related severance costs. $606,195 of these obligations are included in accrued expenses and $177,405 are included in long term payables at March 31, 2003. The Company does not expect to incur additional costs in relation to these actions.

During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge related to the consolidation of its technical operations and closing of the Kirkland, WA office. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. In 2002, the Company negotiated contract terminations, thereby eliminating $182,429 of these obligations. At December 31, 2002, there were $4,653 of charges remaining which were paid in January 2003.

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

Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,305,612 and 3,382,638 at March 31, 2003 and 2002, respectively.

(8) STOCK BASED TRANSACTIONS

The Company accounts for stock-based transactions in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, we have continued to apply the accounting provisions of APB No. 25, and to provide the pro forma disclosures of the effect of adopting the fair value method as required by SFAS
123. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.


Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three months ended March 31, 2003 and 2002 would have been as follows:


                                                 Three Months Ended
                                                     March 31,
                                                  2003          2002
                                                  ----          ----
Net loss -- as reported......................  $  (1,116)     $   (208)
Compensation expense related to options-
as reported .................................         --             2
Compensation expense related to options-
Fair value method ...........................       (428)         (635)
                                               ---------      --------
Net loss -- pro forma........................  $  (1,544)     $   (841)
                                               =========      ========
Basic and diluted net loss per share -- as
  reported...................................  $   (0.07)     $  (0.01)
Basic and diluted net loss per share -- pro
  forma......................................  $   (0.09)     $  (0.05)

(9) PRIVATE PLACEMENT OF COMMON STOCK

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146, which is effective prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings, or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 requires that exit or disposal costs are recorded as an operating expense when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal by itself will not meet the requirement for recognizing a liability and the related expense under SFAS No. 146. SFAS No. 146 grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. Accordingly, SFAS No. 146 will have no effect on the restructuring costs previously recorded by the Company.

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, we have continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS 123. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. We will continue to monitor their progress on the issuance of this standard as well as evaluate our position with respect to current guidance.

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

We derive revenues from four primary sources: seat-based subscriptions to our Web site services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from data sales is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 ("FIS Notes") and (3) $804,075 for the payment of fees and acquisition related expenses. The acquisition was accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' assets and liabilities and the operating results of FIS from the consummation date of the acquisition have been included in the accompanying financial statements. On March 21, 2002, the Company concluded negotiations to extend the maturity date of a substantial majority of principal amount of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments:
$1,900,000 which was made on April 1, 2002, $1,900,000 which was made on April 1, 2003 and $1,900,000 which is payable on January 2, 2004. Interest will remain at 7.5% per annum and will be payable according to the original terms. Effective January 1, 2002, the Company recorded a $9,316,884 million impairment in FIS goodwill as the result of the implementation of SFAS 142. The impairment charge was recorded as the cumulative effect of a change in accounting principle and the carrying value of goodwill has been reduced on the Company's balance sheet.

RESULTS OF OPERATIONS

REVENUES

Revenues decreased 6% to $3.8 million for the three months ended March 31, 2003, from $4.1 million for the three months ended March 31, 2002. The net decrease in revenues is primarily attributable to a $251,000, or 17%, decrease in data sales, a $123,000, or 11%, decrease in technical services revenues, and a $191,000, or 49%, decrease in advertising and e-commerce revenues. These decreases were partially offset by a $315,000, or 28%, increase in seat-based subscriptions to $1.4 million in 2003 from $1.1 million in 2002.

The increase in seat-based subscription revenue is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 27,000 as of March 31, 2003 from approximately 23,100 as of March 31, 2002. Sales leads, which were primarily provided by the traffic to our web sites and free to fee initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 37% of revenues for the three months ended March 31, 2003, compared to 27% of revenues in the same quarter last year.

The decrease in data sales is primarily due to reductions from two major customers in 2003 as well as a decrease in the number of corporate contracts to 200 at March 31, 2003 from 215 at March 31, 2002. Data sales represented 31% of revenues for the three months ended March 31,2003, compared to 35% of revenues in the same quarter last year.

The decrease in technical services revenue is primarily due to decreases in the services provided to Nasdaq, our sole client to whom we provide technical services. Technical services represented 27% of revenues for the three months ended March 31, 2003, compared to 28% of revenues in the same quarter last year. Technical services revenues are expected to continue to decrease as the Company anticipates an approximate $2.0 million annual reduction in revenues related to Nasdaq work orders beginning in the second half of 2003.

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising impressions and rates and reflects the significant decline in the online and overall advertising industry that has taken place in the past year. Advertising and e-commerce represented 5% of revenues for the three months ended March 31, 2003, compared to 10% in the same quarter last year.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues decreased $145,000, or 21%, to $548,000 for the three months ended March 31, 2003, from $693,000 for the three months ended March 31, 2002. The decrease in cost of revenues is primarily attributable to a decrease in software and Web site maintenance costs, and content feeds and communications lines, as well as a decrease in barter revenues. Gross margins increased to 86% for the three months ended March 31, 2003, from 83% for the three months ended March 31, 2002.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses decreased $57,000, or 10%, to $536,000 for the three months ended March 31, 2003, from $593,000 for the three months ended March 31, 2002. As a percentage of revenues, sales and marketing expenses decreased to 14% for the three months ended March 31, 2003 from 15% for the three months ended March 31, 2002. The net decrease in sales and marketing expenses in dollar terms resulted from a reduction in our discretionary advertising spending and marketing campaigns.

Development. Development expenses increased $38,000, or 8%, to $526,000 for the three months ended March 31, 2003 from $488,000 for the three months ended March 31, 2002. As a percentage of revenues, development expenses increased to 14% for the three months ended March 31, 2003, from 12% for the three months ended March 31, 2002. The net increase in development is primarily due to additional personnel in development activities.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses were relatively consistent at $1.8 million for both the three months ended March 31, 2003 and 2002. As a percentage of revenues, general and administrative expenses increased to 48% in the three months ended March 31, 2003, from 44% for the three months ended March 31, 2002 as a result of the decrease in revenues in 2003. The slight increase in general and administrative expenses was primarily due to costs incurred in association with a terminated proposed transaction.

Restructuring and Severance Charges. In the first quarter of 2003, the Company effected a 17% workforce reduction in response to an expected decline in revenues beginning in the second half of 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operation Officer. The Company accrued $783,600 of related severance costs. During the first quarter of 2002, the Company negotiated contract terminations, thereby eliminating $100,000 of pre-existing contractual obligations associated with the Kirkland, WA office.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $64,000, or 9%, to $661,000 for the three months ended March 31, 2003, from $725,000 for the three months ended March 31, 2002. As a percentage of revenues, depreciation and amortization decreased to 17% for the three months ended March 31, 2003, from 18% for the three months ended March 31, 2002. The decrease in depreciation and amortization is due to several fixed assets becoming fully depreciated in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $616,000 for the three months ended March 31, 2003 compared to net cash used in operating activities of $348,000 for three months ended March 31, 2002. We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our corporate customer base and have implemented recent and forthcoming expense reductions. We expect to continue to yield positive cash flows from operations (although less than that which was provided from operations during the quarter ended March 31, 2003) although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $199,000 for the three months ended March 31, 2003 and $61,000 for the three months ended March 31, 2002. The purchases were made to support our expansion and increased infrastructure.

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

On March 28, 2003, the Company entered into a Separation and Release Agreement with Tom Vos, the Company's former President and Chief Operating Officer. Under the Agreement, the Company is required to make payments of $340,000 in 2003, $170,000 in 2004, and $42,000 in either 2005 or in 2005 and 2006. The Company will also make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos; one payment per year in 2003, 2004 and 2005. On March 31, 2003, the Company effected a plan to align the Company's cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract beginning in the second half of 2003 by approximately $2 million annually. The plan entailed a reduction in workforce of 17% which was effected in March 2003. The Company anticipates that this action will reduce operating expenses on an annualized basis by approximately $1.2 to $1.3 million. The Company incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with the Company's former President and Chief Operating Officer.

In connection with our acquisition of FIS, we issued $6,000,000 in promissory notes to the former owners of FIS ("FIS Notes"). The FIS Notes were originally scheduled to mature on October 27, 2002. In March 2002, we concluded negotiations to extend the maturity date of the FIS Notes. Based on these negotiations, holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for, among other things, the following schedule of principal payments: $1,900,000 which was made on April 1, 2002, $1,900,000 which was made on April 1, 2003 and $1,900,000 which is payable on January 2, 2004. If cash generated from operations is insufficient to satisfy these revised debt repayment terms, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all.

At March 31, 2003, we had cash and cash equivalents on hand of $6.0 million. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO INCREASE REVENUES.

As a company in the rapidly evolving market for the delivery of financial and business information, we face numerous risks and uncertainties in achieving increased revenues. In order to be successful, we must increase our revenues from the sale of our services to corporate customers, seat-based subscription fees and advertising and e-commerce sales. In order to increase our revenues, we must successfully:

- implement our marketing plan to increase subscriptions and corporate sales, attract more individual online users to our services and convert visitors to paying subscribers;

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES AND SUCH REVENUES WILL DECREASE OVER TIME.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed pursuant to our contract with Nasdaq. Sales to Nasdaq accounted for 32% and 34% of our total revenues for the three months ended March 31, 2003 and 2002, respectively. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. The loss of a significant customer such as Nasdaq would have a material adverse affect on our business, results of operations and financial condition.

We have recently renewed certain work orders and have negotiated new services pursuant to additional work orders with Nasdaq. However, revenues to be generated from our Nasdaq business are expected to decrease by approximately $2 million annually beginning in the second half of 2003. If we do not generate new business to offset a portion of the Nasdaq revenue shortfall, there could be a material adverse effect on our business, results of operations and financial condition.

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of March 31, 2003, we had an accumulated deficit of $43,093,000. We incurred net losses of $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, $11,042,000 for the year ended December 31, 2002 and $1,116,000 for the three months ended March 31, 2003. In addition, we expect to continue to incur ongoing operating costs and capital expenditures. As a result, we will need to generate additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

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

Our potential commercial competitors include entities that currently license our content, but which may elect to purchase a real-time EDGAR database feed (called a Level I EDGAR feed) directly from the SEC and use it to create value-added services, similar to services provided by us, for their own use or for sale to others. The cost of the Level I EDGAR feed has been significantly reduced since the introduction of the EDGAR system and is currently approximately $50,000 per year. Further reductions of the cost of the Level I EDGAR feed could lead to additional competitors entering our market, as well as current and potential EDGAR online clients buying the SEC feed directly as opposed to utilizing our services. Either of these developments could adversely affect our business, results of operations and financial condition.

Many of our existing competitors, as well as a number of potential competitors, have longer operating histories, name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may enable them to respond more quickly to new or emerging technologies and changes in the types of services sought by users of EDGAR-based information, or to devote greater resources to the development, promotion and sale of their services than we can. These competitors and potential competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, subscribers and content distribution partners. Our competitors may also develop services that are equal or superior to the services offered by us or that achieve greater market acceptance than our services. In addition, current and prospective competitors may establish cooperative relationships among themselves or with third parties to improve their ability to address the needs of our existing and prospective customers. If these events occur, they could have a materially adverse effect on our revenue. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which would adversely affect our business, results of operations and financial condition.

WE RISK BEING DELISTED FROM NASDAQ WHICH COULD REDUCE OUR ABILITY TO RAISE
FUNDS.

If the closing bid price of our stock were to drop below $1.00 per share and remain below $1.00 share for thirty consecutive business days, we would be in violation of the continued listing requirements of The Nasdaq Stock Market (Nasdaq) and we risk the delisting of our shares from Nasdaq. Delisting from Nasdaq and inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock. In addition, an affiliate of our Chairman and Chief Executive Officer has pledged an aggregate of 1,200,000 shares of our common stock to an institutional lender as collateral for a certain extension of credit of which $455,265, is outstanding as of March 31, 2003. If a foreclosure occurs under this credit arrangement, the lender would have the right to sell any and all of the pledged shares, which is likely to have a material adverse effect on the market price of our common stock.

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

We are dependent upon the continued demand for the distribution of business and financial information, making our business susceptible to downturns in the financial services industry and the business economy in general. In addition, the broad effects of the terrorist attacks of September 11, 2001 and the lingering effects of the war in Iraq have compounded the effects of an already slow global economy. Our current results of operations reflect, in part, the effects of the current slowdown in our markets. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in a slower growth in the number of customers purchasing our information services. These effects may continue and may worsen if our customers do not recover or if additional events adverse to the global economy or the financial services industry occur.

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

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 5% and 10% of our total revenues for the three months ended March 31, 2003 and 2002, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising and e-commerce revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising and e-commerce revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising and e-commerce revenues. Although advertising and e-commerce revenues do not make up a significant component of our total revenues, any of these developments could still have an adverse impact on our business, results of operations or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

In prior years, we were exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of March 31,2003, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)- 14(c). This evaluation has provided our principal executive officer and principal financial officer with reasonable assurance that our disclosure controls and procedures are effective and can be relied upon to gather, analyze and disclose all information required to be included in our periodic SEC reports. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, nor were there any deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were taken.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

In April 2003, we commenced an action in the Delaware Chancery Court against Albert E. Girod, a former director, Executive Vice President and
Chief Technology Officer, and an owner of more than 5% of our outstanding common stock. In our complaint, we are seeking to permanently enjoin defendant from further breaches of the non-disparagement provisions of his employment agreement, which remain in effect. We also seek compensatory damages and/or restitution for defendant's fraud, unjust enrichment, breach of fiduciary duty, breach of contract and trespass and nuisance by e-mail and other actions that we allege to have occurred in connection with and/or following our acquisition of Financial Insight Systems, Inc. As of the date of this Report, our complaint has been filed and we are awaiting the defendant's response.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits:

   Exhibit 99.1 Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 99.2 Certification of Chief Operating Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K: On January 27, 2003, the Company filed a Current Report on Form 8-K announcing the addition of a member to its Board of Directors, as well as the assumption of specific executive positions by certain members of existing management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EDGAR ONLINE, INC.

                                                     (Registrant)

Dated: May 14, 2003                                  /s/ Susan Strausberg
                                                     -----------------------
                                                     Susan Strausberg
                                                     President and
                                                     Chief Executive Officer

Dated: May 14, 2003                                  /s/ Greg Adams
                                                     -----------------------
                                                     Greg Adams
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

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

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     By: /s/ Susan Strausberg
                                                         -----------------------
                                                         Susan Strausberg
                                                         President and
                                                         Chief Executive Officer
                                                         May 14, 2003

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

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     By: /s/ Greg Adams
                                                     ---------------------------
                                                     Greg Adams
                                                     Chief Operating Officer and
                                                     Chief Financial Officer
                                                     May 14, 2003