Form 10-Q
period 2003-06-30
EDGAR ONLINE INC
filed 2003-08-14
CIK 1080224

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

Number of shares of common stock outstanding at August 14, 2003: 16,910,447 shares

                               EDGAR ONLINE, INC.
                                   FORM 10-Q
                 FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002

                                     INDEX

                                                                                                   Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

         June 30, 2003 (unaudited) and December 31, 2002.........................................      3

Condensed Consolidated Statements of Operations

         Three and Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited)...............      4

Condensed Consolidated Statements of Cash Flows

         Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited).........................      5

Notes to Condensed Consolidated Financial Statements.............................................      6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....     11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...............................     23

ITEM 4. Controls and Procedures .................................................................     24

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings........................................................................     24

ITEM 2. Changes in Securities and Use of Proceeds................................................     24

ITEM 3. Defaults Upon Senior Securities..........................................................     24

ITEM 4. Submission of Matters to a Vote of Security Holders......................................     24

ITEM 5. Other Information........................................................................     24

ITEM 6. Exhibits and Reports on Form 8-K.........................................................     25

Signatures ......................................................................................     26

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       June 30, 2003
                                                                        (unaudited)      December 31, 2002
                                                                       -------------     ----------------
          ASSETS

Cash                                                                       $  4,179          $  5,550
Accounts receivable, less allowance of $167 and $224, respectively            1,180             1,562
Other current assets                                                            428               316
                                                                           --------          --------
          Total current assets                                                5,787             7,428

Property and equipment, net                                                   1,624             1,693
Goodwill                                                                      2,189             2,189
Other intangible assets, net                                                 10,300            11,135
Other assets                                                                    280               774
                                                                           --------          --------

          Total assets                                                     $ 20,180          $ 23,219
                                                                           ========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                      $    825          $  1,271
Deferred revenues                                                             2,109             1,744
Notes payable and accrued interest                                            1,913             1,949
Capital lease payable, current portion                                            -                 7
                                                                           --------          --------
          Total current liabilities                                           4,847             4,971

Notes payable                                                                     -             1,878
Long term payables                                                              244                 -
                                                                           --------          --------

          Total liabilities                                                   5,091             6,849

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares
          authorized, 17,025,776 shares issued and 16,896,682
          shares outstanding at June 30, 2003 and 17,003,792
          shares issued and outstanding at December 31, 2002                    170               170
Preferred stock, $0.01 par value, 1,000,000 shares authorized,
          no shares issued or outstanding                                         -                 -
Additional paid-in capital                                                   58,189            58,177
Accumulated deficit                                                         (43,070)          (41,977)
Less: Treasury stock, at cost, 129,094 and 0 shares at June 30, 2003
          and December 31, 2002, respectively                                  (200)                -
                                                                           --------          --------

          Total stockholders' equity                                         15,089            16,370
                                                                           --------          --------

          Total liabilities and stockholders' equity                       $ 20,180          $ 23,219
                                                                           ========          ========

See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        Three Months Ended         Six Months Ended
                                                             June 30,                  June 30,
                                                        2003         2002         2003         2002
                                                      --------     --------     --------     --------
Revenues:
      Seat-based subscriptions                        $  1,485     $  1,255     $  2,908     $  2,363
      Data sales                                         1,301        1,360        2,493        2,803
      Technical services                                 1,015        1,102        2,035        2,245
      Advertising and e-commerce                           193          398          394          790
                                                      --------     --------     --------     --------
Total revenues                                           3,994        4,115        7,830        8,201
Cost of revenues                                           502          695        1,051        1,388
                                                      --------     --------     --------     --------

Gross profit                                             3,492        3,420        6,779        6,813

Operating expenses:
      Sales and marketing                                  560          644        1,096        1,237
      Development expenses                                 403          588          928        1,076
      General and administrative                         1,857        1,784        3,700        3,585
      Restructuring and severance charges                   --           --          784         (100)
      Depreciation and amortization                        625          728        1,287        1,453
                                                      --------     --------     --------     --------
                                                         3,445        3,744        7,795        7,251

             Income/(loss) from operations                  47         (324)      (1,016)        (438)

Interest and other income (expense)                        (24)         (55)         (77)        (149)
                                                      --------     --------     --------     --------

             Income/(loss) before cumulative effect
             of change in accounting principle              23         (379)      (1,093)        (587)

Cumulative effect of change in
accounting principle                                        --           --           --       (9,317)
                                                      --------     --------     --------     --------

             Net income/(loss)                        $     23     $   (379)    $ (1,093)    $ (9,904)
                                                      ========     ========     ========     ========

Weighted average shares outstanding - basic             16,978       16,956       16,991       16,872

Weighted average shares outstanding - diluted           17,271       16,956       16,991       16,872

Income/(loss) before cumulative effect of
change in accounting principle per share
 - basic and diluted                                  $   0.00     $  (0.02)    $  (0.06)    $  (0.03)
Cumulative effect of change in accounting
principle per share - basic and diluted                     --           --           --     $  (0.55)

Net income/(loss) per share - basic and diluted       $   0.00     $  (0.02)    $  (0.06)    $  (0.59)

See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Six Months Ended
                                                                                June 30,
                                                                           2003         2002
                                                                         --------     --------
Cash flows from operating activities:
      Net loss                                                           $ (1,093)    $ (9,904)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                         435          584
         Amortization of intangibles                                          852          869
         Stock compensation expense                                            --            2
         Amortization of financing costs                                       11            5
         Impairment of goodwill                                                --        9,317
         Changes in assets and liabilities:
              Accounts receivable                                             382          179
              Other assets, net                                               165          (40)
              Accounts payable and accrued expenses                          (446)        (671)
              Deferred revenues                                               365          524
              Accrued interest                                                (25)         (24)
              Long term payables                                              244           --
                                                                         --------     --------
                  Total adjustments                                         1,983       10,745
                                                                         --------     --------
                  Net cash provided by operating activities                   890          841
                                                                         --------     --------

Cash used in investing activities:

      Purchases of property and equipment                                    (366)        (169)
                                                                         --------     --------
                  Net cash used in investing activities                      (366)        (169)
                                                                         --------     --------

Cash flows from financing activities:
      Proceeds from issuances of common stock and warrants                     --        3,402
      Proceeds from exercise of stock options                                  12           44
      Principal payments on notes payable                                  (1,900)      (2,246)
      Loan restructuring costs                                                 --          (38)
      Principal payments on capital lease obligations                          (7)         (16)
                                                                         --------     --------
                  Net cash (used in)/provided by financing activities      (1,895)       1,146
                                                                         --------     --------

Net change in cash and cash equivalents                                    (1,371)       1,818
Cash and cash equivalents at beginning of period                            5,550        3,461
                                                                         --------     --------

Cash and cash equivalents at end of period                               $  4,179     $  5,279
                                                                         ========     ========

Supplemental disclosure of cash flow information:

      Cash paid for interest                                             $    135     $    221

See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) BASIS OF PRESENTATION

EDGAR Online, Inc. (the "Company") was incorporated in the State of Delaware in November 1995, launched its EDGAR Online Internet Web site in January 1996 and went public on June 1, 1999. Its primary business is to provide its customers with business, financial and competitive information about public companies through the Securities and Exchange Commission's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system on a real-time basis. In addition to simply providing such information, the Company also enhances the SEC's raw filings by organizing and processing them into an easily accessible, searchable and print-friendly format and uses proprietary software to extract specific information requested by and tailored to its customers. The Company also provides information and technology solutions to the financial services industry and public sector.

Although the Company has generated positive cash flows from operating activities during the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, the Company has a history of operating losses. The Company has experienced a reduction in revenues in the six months ended June 30, 2003 as well as in the year ended December 31, 2002 as compared to the respective comparable prior periods and, as a result, has taken actions to reduce operating expenses -- see note 6. The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its anticipated cash requirements for working capital including note repayments and capital expenditures through June 30, 2004. These financial statements have been prepared on a basis that the Company will continue as a going concern.

The unaudited interim financial statements of the Company as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations for the three and six month periods ended June 30, 2003 and 2002, and its cash flows for the six month periods ended June 30, 2003 and 2002. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the expected results for the full 2003 fiscal year or any future period.

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

(2) BUSINESS COMBINATIONS

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. (FIS), pursuant to the terms and conditions of an agreement and plan of merger the ("FIS Merger") dated October 18, 2000 for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 (the "FIS Notes") and (3) $804,075 for the payment of fees and acquisition related expenses. The aggregate purchase price of $28,148,575 was originally allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated knowhow with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years.

On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the FIS Notes. The holders of $5,700,000 in the principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 which was made on April 1, 2002, $1,900,000 which was made on April 1, 2003 and $1,900,000 which is payable on January 2, 2004. Interest will remain at 7.5% and will be payable according to the original terms of the FIS Notes.

As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the Company completed its required impairment review and recorded an impairment charge of $9,316,884 in the second quarter of 2002. This reflects overall market declines since the FIS Merger was announced in 2000, and was reflected as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations in the six months ended June 30, 2002. See note 5 for further discussion. The Company has treated this acquisition as a tax-free reorganization and may be contingently liable for taxes associated with such an acquisition. In the event the tax-free nature of the transaction is successfully challenged, there may be a material adverse impact to the Company's financial position and results of operations. Management does not currently believe an unfavorable outcome to be probable or the resulting impact to be estimable. Accordingly, no provision has been made in connection with this contingency in the consolidated financial statements as of June 30, 2003.

(3) REVENUE RECOGNITION

The Company derives revenues from four primary sources: seat based subscriptions to its Web site services, contracts with corporate customers for customized data, sale of its technical services to construct and/or operate the technical systems its customers use to integrate its data and data from other sources into their products and services and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over each respective subscription period, which is typically three or twelve months. Revenue from data sales is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, or delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(4) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ, which comprised 5% and 24% of the Company's total gross receivable balance at June 30, 2003 and December 31, 2002, respectively. No other customer accounted for more than 10% of accounts receivable at June 30, 2003 or December 31, 2002. NASDAQ comprised 33% and 34% of the company's total revenue during the six months ended June 30, 2003 and 2002, respectively. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the six months ended June 30, 2003 or 2002. In addition, the Company has not experienced any significant credit losses to date from any one customer. The fair value of the Company's cash, accounts receivable, accounts payable and accrued liabilities at June 30, 2003 and December 31, 2002, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are based on the amount of future cash flows associated with the obligations, discounted using an appropriate interest rate.

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

(6) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which releases him from any further obligation to perform services as an employee of the Company. The Company accrued $783,600 of severance costs related to these actions and has paid $467,349 of these costs through June 30, 2003. $168,846 of the remaining obligations are included in accrued expenses and $147,405 are included in long term payables at June 30, 2003. The Company does not expect to incur additional costs in relation to these actions.

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

(7) INCOME/(LOSS) PER SHARE

Income/(loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98. Under SFAS No. 128, Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (common stock equivalent shares) were exercised or converted and resulted in the issuance of common stock. Common stock equivalent shares consist of stock options and stock warrants (using the treasury stock method) which are excluded from the computation if their effect is anti-dilutive.

At June 30, 2003, options and warrants to purchase 3,603,509 shares of common stock were outstanding. Common stock equivalent shares of 293,104 were included in the computation of diluted net income per share for the three months ended June 30, 2003. Diluted loss per share has not been presented for the three months ended June 30, 2002 or for the six months ended June 30, 2003 or 2002 as the outstanding stock options and warrants are anti-dilutive for each of those periods. Anti-dilutive securities outstanding were 3,310,405 and 3,425,822 at June 30, 2003 and 2002, respectively.

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

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and six months ended June 30, 2003 and 2002 would have been as follows:

                                             Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                              2003         2002         2003         2002
                                            --------     --------     --------     --------
Net income/(loss) - as reported ..........  $     23     $   (379)    $ (1,093)    $ (9,904)
Compensation expense related to options-
as reported ..............................        --           --           --            2
Compensation expense related to options-
fair value method ........................      (392)        (688)        (820)      (1,323)
                                            --------     --------     --------     --------
Net income/(loss) - pro forma ............  $   (369)    $ (1,067)    $ (1,913)    $(11,225)
                                            ========     ========     ========     ========
Basic and diluted net income/(loss) per
  share - as reported ....................  $   0.00     $  (0.02)    $  (0.06)    $  (0.59)
Basic and diluted net income/(loss) per
  share - pro forma ......................  $  (0.02)    $  (0.06)    $  (0.11)    $  (0.67)

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

OVERVIEW

EDGAR Online, Inc. (the "Company") was incorporated in the State of Delaware in November 1995, launched its EDGAR Online Internet Web site in January 1996 and went public on June 1, 1999. Its primary business is to provide its customers with business, financial and competitive information about public companies through the Securities and Exchange Commission's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system on a real-time basis. In addition to simply providing such information, the Company also enhances the SEC's raw filings by organizing and processing them into an easily accessible, searchable and print-friendly format and uses proprietary software to extract specific information requested by and tailored to its customers. The Company also provides information and technology solutions to the financial services industry and public sector.

We derive revenues from four primary sources: seat-based subscriptions to our Web site services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from data sales is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

RESULTS OF OPERATIONS

REVENUES

Revenues decreased 3% to $4.0 million for the three months ended June 30, 2003, from $4.1 million for the three months ended June 30, 2002. The net decrease in revenues is primarily attributable to a $59,000, or 4%, decrease in data sales to $1.3 million in 2003 from $1.4 million in 2002, a $87,000, or 8%, decrease in technical services to $1.0 million in 2003 from $1.1 million in 2002 and a $205,000, or 51%, decrease in advertising and e-commerce revenues to $193,000 in 2003 from $398,000 in 2002. These decreases were partially offset by a $230,000, or 18%, increase in seat-based subscriptions to $1.5 million in 2003 from $1.3 million in 2002.

Revenues decreased 5% to $7.8 million for the six months ended June 30, 2003, from $8.2 million for the six months ended June 30, 2002. The net decrease in revenues is attributable to a $310,000, or 11%, decrease in data sales to $2.5 million in 2003 from $2.8 million in 2002, a $210,000, or 9%, decrease in technical services to $2.0 million in 2003 from $2.2 million in 2002 and a $396,000, or 50%, decrease in advertising and e-commerce revenues to $394,000 in 2003 from $790,000 in 2002. These decreases were partially offset by a $545,000, or 23%, increase in seat-based subscriptions to $2.9 million in 2003 from $2.4 million in 2002.

The increase in seat-based subscriptions is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 27,500 as of June 30, 2003, from approximately 25,100 as of June 30, 2002. Sales leads, which were primarily provided by the traffic to our Web sites and our "free-to-fee" initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 37% of revenues for the three months ended June 30, 2003, compared to 30% of revenues in the same quarter last year and 37% of revenues for the six months ended June 30, 2003, compared to 29% of revenues in the same period last year.

The decrease in data sales is primarily due to reductions from two major customers in 2003 as the total number of corporate contracts increased to 210 at June 30, 2003 from 205 at June 30, 2002. Data sales represented 33% of revenues for the three months ended June 30, 2003 and 2002, and 32% of revenues for the six months ended June 30, 2003, compared to 34% of revenues in the same period last year.

The decrease in technical services revenue is primarily due to decreases in the services provided to Nasdaq, our sole client to whom we provide technical services. Technical services represented 25% of revenues for the three months ended June 30, 2003, compared to 27% of revenues in the same quarter last year and 26% of revenues for the six months ended June 30, 2003, compared to 27% of revenues in the same period last year. Technical services revenues are expected to continue to decrease as the Company anticipates an approximate $2.0 million annual reduction in revenues related to Nasdaq work orders beginning in the second half of 2003.

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising impressions and rates and reflects the significant decline in the online and overall advertising industry that has taken place in the past few years. Advertising and e-commerce represented 5% of revenues for the three months ended June 30, 2003, compared to 10% in the same quarter last year and 5% of revenues for the six months ended June 30, 2003, compared to 10% of revenues in the same period last year.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, Web site maintenance charges, salaries and benefits of certain employees and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues decreased $193,000, or 28%, to $502,000 for the three months ended June 30, 2003, from $695,000 for the three months ended June 30, 2002. Total cost of revenues decreased $337,000, or 24%, to $1.1 million for the six months ended June 30, 2003, from $1.4 million for the six months ended June 30, 2002. The decrease in cost of revenues is primarily due to a decrease in software and Web site maintenance, content feeds and communications lines, as well as the workforce reduction effected March 31, 2003. Gross margins increased to 87% for the three months ended June 30, 2003, from 83% for the three months ended June 30, 2002 and to 87% for the six months ended June 30, 2003, from 83% for the six months ended June 30, 2002.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations and costs of marketing materials. Sales and marketing expenses decreased $84,000, or 13%, to $560,000 for the three months ended June 30, 2003, from $644,000 for the three months ended June 30, 2002. As a percentage of revenues, sales and marketing expenses decreased to 14% for the three months ended June 30, 2003 from 16% for the three months ended June 30, 2002. Sales and marketing expenses decreased $141,000, or 11%, to $1.1 million for the six months ended June 30, 2003, from $1.2 million for the six months ended June 30, 2002. As a percentage of revenues, sales and marketing expenses decreased to 14% for the six months ended June 30, 2003 from 15% for the six months ended June 30, 2002. The net decrease in sales and marketing expenses was due to a reduction in our discretionary advertising spending and marketing campaign as well as to the workforce reduction effected March 31, 2003.

Development. Development expenses decreased $185,000, or 31%, to $403,000 for the three months ended June 30, 2003 from $644,000 for the three months ended June 30, 2002. As a percentage of revenues, development expenses decreased to 10% for the three months ended June 30, 2003, from 14% for the three months ended June 30, 2002. Development expenses decreased $148,000, or 14%, to $928,000 for the six months ended June 30, 2003 from $1.1 million for the six months ended June 30, 2002. As a percentage of revenues, development expenses decreased to 12% for the three months ended June 30, 2003, from 13% for the three months ended June 30, 2002. The decrease in development expenses is due to the workforce reduction effected March 31, 2003

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses increased $73,000, or 4%, to $1.9 million for the three months ended June 30, 2003, from $1.8 million for the three months ended June 30, 2002. As a percentage of revenues, general and administrative expenses increased to 46% in the three months ended June 30, 2003, from 43% for the three months ended June 30, 2002. General and administrative expenses increased $115,000, or 3%, to $3.7 million for the six months ended June 30, 2003, from $3.6 million for the six months ended June 30, 2002. As a percentage of revenues, general and administrative expenses increased to 47% in the six months ended June 30, 2003, from 44% for the six months ended June 30, 2002. The increase in general and administrative expenses was primarily due to increased professional fees including costs incurred in association with a terminated proposed transaction.

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

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $103,000, or 14%, to $625,000 for the three months ended June 30, 2003, from $728,000 for the three months ended June 30, 2002. As a percentage of revenues, depreciation and amortization decreased to 16% for the three months ended June 30, 2003, from 18% for the three months ended June 30, 2002. Depreciation and amortization decreased $166,000, or 11%, to $1.3 million for the six months ended June 30, 2003, from $1.5 million for the six months ended June 30, 2002. As a percentage of revenues, depreciation and amortization decreased to 16% for the six months ended June 30, 2003, from 18% for the six months ended June 30, 2002. The decrease in depreciation and amortization is due to several fixed assets becoming fully depreciated in 2003.

Cumulative Effect of Change in Accounting Principle. As required by SFAS No. 142, which was adopted by the Company effective January 1, 2002, the Company performed a transitional assessment to determine whether there is an impairment of goodwill. Based on this assessment, the Company recognized a $9.3 million non-cash charge, measured as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value in the six months ended June 30, 2003. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the charge.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $890,000 for the six months ended June 30, 2003 and $841,000 for six months ended June 30, 2002. We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base and have implemented recent expense reductions. We expect to continue to yield positive cash flows from operations (although less than that which was provided from operations during the six months ended June 30, 2003) although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $366,000 for the six months ended June 30, 2003 and $169,000 for the six months ended June 30, 2002. The purchases were made to support our expansion and increased infrastructure.

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

At June 30, 2003, we had cash on hand of $4.2 million. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital including FIS Notes repayment and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

- maintain our current, and increase, advertising and e-commerce revenues by increasing traffic to our Web sites and by increasing the number of advertisers on our Web sites;

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES AND SUCH REVENUES WILL DECREASE OVER TIME.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed pursuant to our contract with Nasdaq. Sales to Nasdaq accounted for 33% and 34% of our total revenues for the six months ended June 30, 2003 and 2002, respectively. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. The loss of a significant customer such as Nasdaq would have a material adverse affect on our business, results of operations and financial condition.

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

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of June 30, 2003, we had an accumulated deficit of $43,070,000. We incurred net losses of $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, $11,042,000 for the year ended December 31, 2002 and $1,093,000 for the six months ended June 30, 2003. In addition, we expect to continue to incur ongoing operating costs and capital expenditures. As a result, we will need to generate additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital including FIS Notes repayment and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund potential acquisitions and more rapid expansion, to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

WE RISK BEING DELISTED FROM NASDAQ WHICH COULD REDUCE OUR ABILITY TO RAISE
FUNDS.

If the closing bid price of our stock were to drop below $1.00 per share and remain below $1.00 per share for thirty consecutive business days, we would be in violation of the continued listing requirements of The Nasdaq Stock Market (Nasdaq) and would risk the delisting of our shares from Nasdaq. Delisting from Nasdaq and inclusion of our common stock on the OTC Bulletin Board or similar quotation system could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock. In addition, an affiliate of our Chairman and Chief Executive Officer has pledged an aggregate of 1,200,000 shares of our common stock to an institutional lender as collateral for a certain extension of credit of which $303,729, was outstanding as of June 30, 2003. This line of credit was paid in full in July 2003.

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

MAINTAINING EXISTING NEW CONTENT DISTRIBUTION RELATIONSHIPS WITH HIGH-TRAFFIC WEB SITES IS CRUCIAL TO OUR FUTURE SUCCESS.

Because our revenues depend to some extent on the traffic to our Web sites, our business could be adversely affected if we do not maintain our current content distribution relationships on commercially reasonable terms. We rely on establishing and maintaining content distribution relationships with high-traffic Web sites for a significant portion of the traffic on our Web sites. There is intense competition for exposure on high-traffic Web sites, and we may not be able to maintain our present contractual relationships. Even if we maintain our existing relationships, they themselves may not continue to attract significant numbers of users. Therefore, our Web sites may not continue to receive significant traffic or receive additional new users from these relationships.

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

SOME OF OUR CLIENTS MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL NEEDED TO RETAIN OUR SERVICES OR PAY US FOR SERVICES PERFORMED.

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

WE FACE INTENSE COMPETITION FOR ADVERTISING AND E-COMMERCE REVENUES; THE VIABILITY OF THE INTERNET AS AN ADVERTISING AND E-COMMERCE MEDIUM IS UNCERTAIN.

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 5% and 10% of our total revenues for the six months ended June 30, 2003 and 2002, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising and e-commerce revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising and e-commerce revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising and e-commerce revenues. Although advertising and e-commerce revenues do not make up a significant component of our total revenues, any of these developments could still have an adverse impact on our business, results of operations or financial condition.

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

WE DEPEND ON KEY PERSONNEL.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, Chief Executive Officer and President; Marc Strausberg, Chairman; Greg Adams, Chief Financial Officer and Chief Operating Officer; Jay Sears, Senior Vice President, Strategy and Business Development, and Richard Jones, Senior Vice President of Operations, each of whom are parties to written employment agreements. The loss of the services of these, or certain other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

We have a hosting contract with Globix Corporation, pursuant to which Globix operates and maintains the Web servers owned by us in their New York City data center. Our hosting contract with Globix expired in July 2003 and is currently being renegotiated. In March 2002, Globix announced that it had filed for bankruptcy protection as part of its efforts to restructure its debt. The resulting reorganization plan was confirmed by the United States Bankruptcy Court in April 2002. To date, Globix provision of services under our contract has not been affected, but this could change unexpectedly in the future. If Globix were unable or unwilling to provide these services, we would have to find a suitable replacement. Our operations could be disrupted while we were in the process of finding a replacement for Globix and the failure to find a suitable replacement or to reach an agreement with an alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

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

WE ARE SUBJECT TO UNCERTAIN GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES RELATING TO THE INTERNET.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. Any new laws or regulations relating to the Internet could adversely affect our business. In addition, current laws and regulations may be applied and new laws and regulations may be adopted in the future that address issues such as user privacy, pricing, Internet sales taxation and the characteristics and quality of products and services offered over the Internet. For example, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet, which could increase our expenses and discourage people from using the Internet to obtain business and financial information. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Internet.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE FLUCTUATIONS

In prior years, we were exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of June 30, 2003, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

CURRENCY RATE FLUCTUATIONS

Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act") within 90 days prior to the filing date of this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

                          PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits:

   Exhibit 31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

   On May 30, 2003, the Company filed a Report on Form 8-K announcing the resignation of Bruce Bezpa as a Director of the Company. On May 30, 2003, the Company filed a Report on Form 8-K/A related to the resignation of Mr. Bezpa.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EDGAR ONLINE, INC.

                                  (Registrant)


Dated: August 14, 2003                               /s/ Susan Strausberg
                                                     -----------------------
                                                     Susan Strausberg
                                                     President and
                                                     Chief Executive Officer

Dated: August 14, 2003                               /s/ Greg Adams
                                                     -----------------------
                                                     Greg Adams
                                                     Chief Operating Officer and
                                                     Chief Financial Officer