Form 10-Q
period 2003-09-30
EDGAR ONLINE INC
filed 2003-11-14
CIK 1080224

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003

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

Number of shares of common stock outstanding at November 14, 2003: 17,054,447 shares


                               EDGAR ONLINE, INC.
                                    FORM 10-Q
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2003 AND 2002

                                      INDEX



                                                                                                Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

         September 30, 2003 (unaudited) and December 31, 2002....................................    3

Condensed Consolidated Statements of Operations

         Three and Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited).........    4

Condensed Consolidated Statements of Cash Flows

         Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited)...................    5

Notes to Condensed Consolidated Financial Statements.............................................    6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....   11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...............................   23

ITEM 4. Controls and Procedures .................................................................   24

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings........................................................................   24

ITEM 2. Changes in Securities and Use of Proceeds................................................   24

ITEM 3. Defaults Upon Senior Securities..........................................................   24

ITEM 4. Submission of Matters to a Vote of Security Holders......................................   24

ITEM 5. Other Information........................................................................   24

ITEM 6. Exhibits and Reports on Form 8-K.........................................................   25

Signatures ......................................................................................   26


                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                   September 30, 2003
                                                                       (unaudited)     December 31, 2002
                                                                        -----------     ----------------
          ASSETS

Cash                                                                       $  4,255          $  5,550
Accounts receivable, less allowance of $165 and $224, respectively            1,085             1,562
Other current assets                                                            527               316
                                                                           --------          --------
          Total current assets                                                5,867             7,428

Property and equipment, net                                                   1,490             1,693
Goodwill                                                                      2,189             2,189
Other intangible assets, net                                                  9,882            11,135
Other assets                                                                    280               774
                                                                           --------          --------

          Total assets                                                     $ 19,708          $ 23,219
                                                                           ========          ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                      $    857          $  1,271
Deferred revenues                                                             2,102             1,744
Notes payable and accrued interest                                            1,918             1,949
Capital lease payable, current portion                                            -                 7
                                                                           --------          --------
          Total current liabilities                                           4,877             4,971

Notes payable                                                                     -             1,878
Long term payables                                                              214                 -
                                                                           --------          --------

          Total liabilities                                                   5,091             6,849

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares
       authorized, 17,110,916 shares issued and 16,981,822
       shares outstanding at September 30, 2003 and
       17,003,792 shares issued and outstanding at
       December 31, 2002                                                        171               170
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
       issued or outstanding                                                      -                 -
Additional paid-in capital                                                   58,235            58,177
Accumulated deficit                                                         (43,589)          (41,977)
Less: Treasury stock, at cost, 129,094 and 0 shares at September 30, 2003
       and December 31, 2002, respectively                                     (200)                -
                                                                           --------          --------

          Total stockholders' equity                                         14,617            16,370
                                                                           --------          --------

          Total liabilities and stockholders' equity                       $ 19,708          $ 23,219
                                                                           ========          ========

See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                         2003         2002           2003         2002
                                                         ----         ----           ----         ----
     Revenues:
           Seat-based subscriptions                    $  1,502     $  1,382       $  4,410     $  3,745
           Data sales                                     1,169        1,353          3,662        4,156
           Technical services                               423        1,021          2,458        3,265
           Advertising and e-commerce                       207          306            601        1,096
                                                        --------     --------       --------     --------
     Total revenues                                       3,301        4,062         11,131       12,262
     Cost of revenues                                       510          653          1,561        2,041
                                                        --------     --------       --------     --------

     Gross profit                                         2,791        3,409          9,570       10,221

     Operating expenses:
           Sales and marketing                              529          590          1,625        1,827
           Development expenses                             388          609          1,316        1,685
           General and administrative                     1,746        1,860          5,446        5,446
           Restructuring and severance charges                -          (82)           784         (182)
           Depreciation and amortization                    620          727          1,907        2,180
                                                        --------     --------       --------     --------
                                                          3,283        3,704         11,078       10,956

                  Loss from operations                     (492)        (295)        (1,508)        (735)

     Interest and other income (expense)                    (27)         (53)          (104)        (200)
                                                        --------     --------       --------     --------

                  Loss before cumulative effect
                  of change in accounting principle        (519)        (348)        (1,612)        (935)

     Cumulative effect of change in
     accounting principle                                     -            -              -       (9,317)
                                                        --------     --------       --------     --------

                  Net loss                              $  (519)     $  (348)      $ (1,612)    $(10,252)
                                                        ========     ========       ========     ========

     Weighted average shares outstanding - basic
     and diluted                                         16,915       16,984         16,966       16,909

     Loss before cumulative effect of change in
     accounting principle per share - basic
     and diluted                                       $  (0.03)    $  (0.02)      $  (0.10)    $  (0.06)

     Cumulative effect of change in accounting
     principle per share - basic and diluted                  -            -              -     $  (0.55)

     Loss per share - basic and diluted                $  (0.03)    $  (0.02)      $  (0.10)    $  (0.61)

     See accompanying notes to condensed consolidated financial statements.


                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                2003            2002
                                                                              -------         -------
 Cash flows from operating activities:
       Net loss                                                               $(1,612)       $(10,252)
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation                                                            638             877
          Amortization                                                          1,269           1,303
          Stock compensation expense                                                -               2
          Amortization of financing costs                                          16              11
          Impairment of goodwill                                                    -           9,317
          Changes in assets and liabilities:
               Accounts receivable                                                477             602
               Other assets, net                                                   67             (38)
               Accounts payable and accrued expenses                             (414)           (753)
               Deferred revenues                                                  358             578
               Accrued interest                                                   (25)            (24)
               Long term payables                                                 214               -
                                                                              -------         -------
                   Total adjustments                                            2,600          11,875
                                                                              -------         -------
                   Net cash provided by operating activities                      988           1,623
                                                                              -------         -------

 Cash used in investing activities:

       Purchases of property and equipment                                       (435)           (235)
                                                                              -------         -------
                   Net cash used in investing activities                         (435)           (235)
                                                                              -------         -------

 Cash flows from financing activities:
       Proceeds from issuances of common stock and warrants                         -           3,382
       Proceeds from exercise of stock options                                     59              45
       Principal payments on notes payable                                     (1,900)         (2,246)
       Loan restructuring costs                                                     -             (38)
       Principal payments on capital lease obligations                             (7)            (21)
                                                                              -------         -------
                   Net cash (used in)/provided by financing activities         (1,848)          1,122
                                                                              -------         -------

 Net change in cash and cash equivalents                                       (1,295)          2,510
 Cash and cash equivalents at beginning of period                               5,550           3,461
                                                                              -------         -------

 Cash and cash equivalents at end of period                                   $ 4,255         $ 5,971
                                                                              =======         =======

 Supplemental disclosure of cash flow information:

       Cash paid for interest                                                 $   171         $   298

     See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

EDGAR Online, Inc. (the "Company") a Delaware corporation, launched its EDGAR Online Internet Web site in January 1996 and went public on June 1, 1999. Its primary business is to provide its customers with business, financial and competitive information about public companies through the Securities and Exchange Commission's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system on a real-time basis. In addition, the Company enhances the SEC's raw filings by organizing and processing them into an easily accessible, searchable and print-friendly format and uses proprietary software to extract specific information requested by and tailored to its customers. The Company also provides information and technology solutions to the financial services industry and public sector.

Although the Company has generated positive cash flows from operating activities during the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, the Company has a history of operating losses. The Company has experienced a reduction in revenues in the nine months ended September 30, 2003 as well as in the year ended December 31, 2002 as compared to the respective comparable prior periods and, as a result, has taken actions to reduce operating expenses -- see note 6. The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its anticipated cash requirements for working capital including note repayments and capital expenditures through September 30, 2004. These financial statements have been prepared on a basis that the Company will continue as a going concern.

The unaudited interim financial statements of the Company as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations for the three and nine month periods ended September 30, 2003 and 2002, and its cash flows for the nine month periods ended September 30, 2003 and 2002. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the expected results for the full 2003 fiscal year or any future period.

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

(2) BUSINESS COMBINATIONS

On October 30, 2000, the Company acquired all the outstanding equity of Financial Insight Systems, Inc. ("FIS"), pursuant to the terms and conditions of an agreement and plan of merger dated October 18, 2000 (the "FIS Merger") for $28,148,575. The purchase price included (1) the issuance of 2,450,000 restricted shares of EDGAR Online common stock valued at $9,579,500, (2) the payment of $17,765,000 consisting of (i) a cash payment of $11,765,000 and (ii) a series of two year 7.5% senior subordinated secured promissory notes in the total principal amount of $6,000,000 (the "FIS Notes") and (3) $804,075 for the payment of fees and acquisition related expenses. The aggregate purchase price of $28,148,575 was originally allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated knowhow with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years.

On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the FIS Notes. The holders of $5,700,000 in principal amounts of the FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 which was made on April 1, 2002, $1,900,000 which was made on April 1, 2003 and $1,900,000 which is payable on January 2, 2004. Interest will remain at 7.5% and will be payable according to the original terms of the FIS Notes.

As a result of the adoption of SFAS 142, "Goodwill and Other Intangible Assets", the Company completed its required impairment review and recorded an impairment charge of $9,316,884 in the second quarter of 2002. This reflects overall market declines since the FIS Merger was announced in 2000, and was reflected as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations in the nine months ended September 30, 2002. See note 5 for further discussion. The Company has treated this acquisition as a tax-free reorganization and may be contingently liable for taxes associated with such an acquisition. In the event the tax-free nature of the transaction is successfully challenged, there may be a material adverse impact to the Company's financial position and results of operations. Management does not currently believe an unfavorable outcome to be probable or the resulting impact to be estimable. Accordingly, no provision has been made in connection with this contingency in the consolidated financial statements as of September 30, 2003.

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

(4) CONCENTRATION OF RISK AND FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to the Company's relationship with NASDAQ, which comprised 1% and 24% of the Company's total gross receivable balance at September 30, 2003 and December 31, 2002, respectively. No other customer accounted for more than 10% of accounts receivable at September 30, 2003 or December 31, 2002. NASDAQ comprised 22% and 33% of the Company's total revenue during the three months ended September 30, 2003 and 2002, respectively, and 30% and 34% of the Company's total revenue during the nine months ended September 30, 2003 and 2002, respectively. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three or nine months ended September 30, 2003 or 2002. In addition, the Company has not experienced any significant credit losses to date from any one customer. The fair value of the Company's cash, accounts receivable, accounts payable and accrued liabilities at September 30, 2003 and December 31, 2002, approximate their financial statement carrying value because of the short-term maturity of these instruments. The fair values of the Company's long-term obligations are based on the amount of future cash flows associated with the obligations, discounted using an appropriate interest rate.

(5) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 141 was effective July 1, 2001, except with regard to business combinations that were initiated prior to that date, which the Company accounted for using the purchase method of accounting. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

(6) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which released him from any further obligation to perform services as an employee of the Company. The Company accrued $783,600 of severance costs related to these actions and has paid $496,716 of these costs through September 30, 2003. $169,479 of the remaining obligations are included in accrued expenses and $117,405 are included in long term payables at September 30, 2003. The Company does not expect to incur additional costs in relation to these actions.

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

(7) INCOME/(LOSS) PER SHARE

Income/(loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share", and the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 98. Under SFAS No. 128, Basic EPS excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (common stock equivalent shares) were exercised or converted and resulted in the issuance of common stock. Common stock equivalent shares consist of stock options and stock warrants (using the treasury stock method) which are excluded from the computation if their effect is anti-dilutive.

Diluted loss per share has not been presented separately as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,487,884 and 3,366,382 at September 30, 2003 and 2002, respectively.

(8) STOCK BASED TRANSACTIONS

The Company accounts for stock-based transactions in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation". In accordance with SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the pro forma disclosures of the effect of adopting the fair value method as required by SFAS
123. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

    Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and nine months ended September 30, 2003 and 2002 would have been as follows:


                                                     Three Months Ended         Nine months Ended
                                                        September 30,             September 30,
                                                      2003        2002          2003        2002
                                                      ----        ----          ----        ----
    Net loss - as reported.......................  $   (519)    $  (348)    $ (1,612)   $(10,252)
    Compensation expense related to options-
    as reported .................................         -           -            -           2
    Compensation expense related to options-
    fair value method ...........................      (331)       (644)      (1,151)     (1,967)
                                                   ---------    --------    ---------     --------
    Net loss - pro forma.........................  $   (850)   $   (992)    $ (2,763)   $(12,217)
                                                   =========    ========    =========    ========
    Basic and diluted net loss per
      share - as reported........................  $  (0.03)   $  (0.02)    $  (0.10)   $  (0.61)
    Basic and diluted net loss per
      share - pro forma..........................  $  (0.05)   $  (0.06)    $  (0.16)   $  (0.72)


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

Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro forma disclosures of the effect of adopting the fair value method as required by SFAS
123. SFAS 148 also requires pro forma disclosure to be provided on a quarterly basis. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate its position with respect to current guidance.
                                       10

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

OVERVIEW

EDGAR Online, Inc., a Delaware corporation, launched its EDGAR Online Internet Web site in January 1996 and went public on June 1, 1999. Our primary business is to provide our customers with business, financial and competitive information about public companies through the SEC's's EDGAR (Electronic Data Gathering Analysis and Retrieval) filing system on a real-time basis. In addition to simply providing such information we also enhance the SEC's raw filings by organizing and processing them into an easily accessible, searchable and print-friendly format and use proprietary software to extract specific information requested by and tailored to our customers. We also provide information and technology solutions to the financial services industry and public sector.

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

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the estimated useful lives and fair values of intangible assets and the estimated fair value of goodwill. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product or customer class inability to make payments, additional allowances will be required. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These evaulations are done with the assistance of an independent valuation firm and include assumptions regarding future cash flows, growth rates, and discount rates. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

RESULTS OF OPERATIONS

REVENUES

Revenues decreased 19% to $3.3 million for the three months ended September 30, 2003, from $4.1 million for the three months ended September 30, 2002. The net decrease in revenues is primarily attributable to a $184,000, or 14%, decrease in data sales to $1.2 million in 2003 from $1.4 million in 2002, a $598,000, or 59%, decrease in technical services to $423,000 in 2003 from $1.0 million in 2002 and a $99,000, or 32%, decrease in advertising and e-commerce revenues to $207,000 in 2003 from $306,000 in 2002. These decreases were partially offset by a $120,000, or 9%, increase in seat-based subscriptions to $1.5 million in 2003 from $1.4 million in 2002.

Revenues decreased 9% to $11.1 million for the nine months ended September 30, 2003, from $12.3 million for the nine months ended September 30, 2002. The net decrease in revenues is attributable to a $494,000, or 12%, decrease in data sales to $3.7 million in 2003 from $4.2 million in 2002, a $807,000, or 25%, decrease in technical services to $2.5 million in 2003 from $3.3 million in 2002 and a $495,000, or 45%, decrease in advertising and e-commerce revenues to $601,000 in 2003 from $1.1 million in 2002. These decreases were partially offset by a $665,000, or 18%, increase in seat-based subscriptions to $4.4 million in 2003 from $3.7 million in 2002.

The increase in seat-based subscriptions is due to the increase in the number of seat-based contracts and individual accounts, as well as an increase in the average price per seat. The number of subscribers increased to approximately 27,250 as of September 30, 2003, from approximately 26,200 as of September 30, 2002. Sales leads, which were primarily provided by the traffic to our Web sites and our "free-to-fee" initiatives, contributed to the increase in new seats sold. Seat-based subscriptions represented 46% of revenues for the three months ended September 30, 2003, compared to 34% of revenues in the same quarter last year and 40% of revenues for the nine months ended September 30, 2003, compared to 31% of revenues in the same period last year.

The decrease in data sales is primarily due to reductions from two major customers in 2003 as the total number of corporate contracts increased to 215 at September 30, 2003 from 200 at September 30, 2002. Data sales represented 35% of revenues for the three months ended September 30, 2003 compared to 33% of revenues in the same quarter last year and 33% of revenues for the nine months ended September 30, 2003, compared to 34% of revenues in the same period last year.

The decrease in technical services revenue is primarily due to decreases in the services provided to Nasdaq, our sole client to whom we provide technical services. Technical services represented 13% of revenues for the three months ended September 30, 2003, compared to 25% of revenues in the same quarter last year and 22% of revenues for the nine months ended September 30, 2003, compared to 27% of revenues in the same period last year. Technical services revenue reflects an approximate $600,000 quarterly reduction in revenues related to Nasdaq work orders which began in the third quarter of 2003. We are currently negotiating certain work orders with Nasdaq for 2004 and anticipate further decreases in technical services revenue.

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising impressions and rates and reflects the significant decline in the online and overall advertising industry that has taken place in the past few years. Advertising and e-commerce represented 6% of revenues for the three months ended September 30, 2003, compared to 8% in the same quarter last year and 5% of revenues for the nine months ended September 30, 2003, compared to 9% of revenues in the same period last year.

COST OF REVENUES

Cost of revenues consist primarily of fees paid to acquire the Level I EDGAR database feed from the SEC and other content feeds, Web site maintenance charges, salaries and benefits of certain employees and the costs associated with our computer equipment and communications lines used in conjunction with our Web sites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Total cost of revenues decreased $143,000, or 22%, to $510,000 for the three months ended September 30, 2003, from $653,000 for the three months ended September 30, 2002. Total cost of revenues decreased $480,000, or 24%, to $1.6 million for the nine months ended September 30, 2003, from $2.0 million for the nine months ended September 30, 2002. The decrease in cost of revenues is primarily due to a decrease in software and Web site maintenance, content feeds and communications lines, as well as the workforce reduction effected March 31, 2003. Gross margins increased to 85% for the three months ended September 30, 2003, from 84% for the three months ended September 30, 2002 and to 86% for the nine months ended September 30, 2003, from 83% for the nine months ended September 30, 2002.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations and costs of marketing materials. Sales and marketing expenses decreased $61,000, or 10%, to $529,000 for the three months ended September 30, 2003, from $590,000 for the three months ended September 30, 2002. As a percentage of revenues, sales and marketing expenses increased slightly to 16% for the three months ended September 30, 2003 from 15% for the three months ended September 30, 2002. Sales and marketing expenses decreased $202,000, or 11%, to $1.6 million for the nine months ended September 30, 2003, from $1.8 million for the nine months ended September 30, 2002. As a percentage of revenues, sales and marketing expenses were consistent at 15% for the nine months ended September 30, 2003 and 2002. The net decrease in sales and marketing expenses was due to a reduction in our discretionary advertising spending and marketing campaign as well as to the workforce reduction effected March 31, 2003.

Development. Development expenses decreased $221,000, or 36%, to $388,000 for the three months ended September 30, 2003 from $609,000 for the three months ended September 30, 2002. As a percentage of revenues, development expenses decreased to 12% for the three months ended September 30, 2003, from 15% for the three months ended September 30, 2002. Development expenses decreased $369,000, or 22%, to $1.3 million for the nine months ended September 30, 2003 from $1.7 million for the nine months ended September 30, 2002. As a percentage of revenues, development expenses decreased to 12% for the nine months ended September 30, 2003, from 14% for the nine months ended September 30, 2002. The decrease in development expenses is due to the workforce reduction effected March 31, 2003.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses decreased $114,000, or 6%, to $1.7 million for the three months ended September 30, 2003, from $1.9 million for the three months ended September 30, 2002. As a percentage of revenues, general and administrative expenses increased to 53% in the three months ended September 30, 2003, from 46% for the three months ended September 30, 2002. General and administrative expenses were consistent at $5.4 million for the nine months ended September 30, 2003 and 2002. As a percentage of revenues, general and administrative expenses increased to 49% in the nine months ended September 30, 2003, from 44% for the nine months ended September 30, 2002. The decrease in general and administrative expenses in dollar terms is primarily due to the workforce reduction effected March 31, 2003.

Restructuring and Severance Charges. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operation Officer. We accrued $783,600 of related severance costs in the first quarter of 2003. During 2002, we negotiated contract terminations, thereby eliminating $182,000 of pre-existing contractual obligations associated with the Kirkland, WA office.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of intangible assets. Depreciation and amortization decreased $107,000, or 15%, to $620,000 for the three months ended September 30, 2003, from $727,000 for the three months ended September 30, 2002. As a percentage of revenues, depreciation and amortization increased slightly to 19% for the three months ended September 30, 2003, from 18% for the three months ended September 30, 2002. Depreciation and amortization decreased $273,000, or 13%, to $1.9 million for the nine months ended September 30, 2003, from $2.2 million for the nine months ended September 30, 2002. As a percentage of revenues, depreciation and amortization decreased to 17% for the nine months ended September 30, 2003, from 18% for the nine months ended September 30, 2002. The decrease in depreciation and amortization is due to several fixed assets becoming fully depreciated in 2003.

Cumulative Effect of Change in Accounting Principle. As required by SFAS No. 142, which we adopted effective January 1, 2002, we performed a transitional assessment to determine whether there is an impairment of goodwill. Based on this assessment, we recognized a $9.3 million non-cash charge, measured as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value in the nine months ended September 30, 2003. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the charge.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $988,000 for the nine months ended September 30, 2003 and $1.6 million for nine months ended September 30, 2002. We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base and have implemented recent expense reductions. We expect to continue to yield positive cash flows from operations (although less than that which was provided from operations during the nine months ended September 30, 2003) although no assurance can be given in this regard.

Capital expenditures, primarily for computers, office and communications equipment, totaled $435,000 for the nine months ended September 30, 2003 and $235,000 for the nine months ended September 30, 2002. These purchases were made to support our expansion and increased infrastructure.

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

On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the Agreement, we are required to make payments of $340,000 in 2003, $170,000 in 2004, and $42,000 in either 2005 or in 2005 and 2006. We will also make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos; one payment per year in 2003, 2004 and 2005. On March 31, 2003, we effected a plan to align our cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract beginning in the second half of 2003 by approximately $2.4 million annually. The plan entailed a reduction in workforce of 17% which was effected in March 2003. We anticipate that this action will reduce operating expenses on an annualized basis by approximately $1.2 to $1.3 million. We incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with our former President and Chief Operating Officer.

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

At September 30, 2003, we had cash on hand of $4.3 million. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital, including the FIS Notes repayment and capital expenditures, for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

OUR CONTRACTS WITH NASDAQ ACCOUNT FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUES AND SUCH REVENUES WILL DECREASE OVER TIME.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed pursuant to our contract with Nasdaq. Sales to Nasdaq accounted for 22% and 33% of our total revenue during the three months ended September 30, 2003 and 2002, respectively, and 30% and 34% of our total revenues for the nine months ended September 30, 2003 and 2002, respectively. We expect that Nasdaq will continue to be a significant client, but that sales to Nasdaq as a percentage of total revenues will decline in future fiscal periods. The loss of a significant customer such as Nasdaq would have a material adverse affect on our business, results of operations and financial condition.

In the first half of 2003, we completed negotiations with Nasdaq which resulted in an expected decrease of $1.2 million in technical services revenue for the second half of 2003. We are currently negotiating certain work orders with Nasdaq for 2004 and anticipate further decreases in technical services revenue. If we do not generate new business to offset a portion of the Nasdaq revenue shortfall, there could be a material adverse effect on our business, results of operations and financial condition.

WE HAVE A HISTORY OF LOSSES AND CANNOT ASSURE THAT WE WILL ATTAIN PROFITABILITY.

As of September 30, 2003, we had an accumulated deficit of $43,589,000. We incurred net losses of $15,237,000 for the year ended December 31, 2000, $6,788,000 for the year ended December 31, 2001, $11,042,000 for the year ended December 31, 2002 and $1,612,000 for the nine months ended September 30, 2003. In addition, we expect to continue to incur ongoing operating costs and capital expenditures. As a result, we will need to generate additional revenues to achieve and maintain profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. In addition, if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be materially adversely affected. As a result of these and other costs, we may incur operating losses in the future, and we cannot assure you that we will attain profitability.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING.

We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital, including the FIS Notes repayment and capital expenditure requirements, for at least the next 12 months. We may need to raise additional funds, however, to fund potential acquisitions and more rapid expansion, to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

We compete with both traditional advertising media, such as print, radio and television, and other Web sites for a share of advertisers' total advertising budgets. Advertising and e-commerce revenues represented 5% and 9% of our total revenues for the nine months ended September 30, 2003 and 2002, respectively. If advertisers do not perceive the Internet to be an effective advertising medium, companies like ours will be unable to compete successfully with traditional media for advertising and e-commerce revenues. In addition, if we are unable to generate sufficient traffic on our Web sites, we could potentially lose advertising and e-commerce revenues to other Web sites that generate higher user traffic. If advertising on the Web shrinks due to a general business downturn, this could also cause us to lose advertising and e-commerce revenues. Although advertising and e-commerce revenues do not make up a significant component of our total revenues, any of these developments could still have an adverse impact on our business, results of operations or financial condition.

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

WE DEPEND ON THIRD PARTIES FOR IMPORTANT ASPECTS OF OUR BUSINESS OPERATIONS.

We have a hosting contract with Globix Corporation, pursuant to which Globix operates and maintains the Web servers owned by us in their New York City data center. Our hosting contract with Globix expires in September 2004. In March 2002, Globix announced that it had filed for bankruptcy protection as part of its efforts to restructure its debt. The resulting reorganization plan was confirmed by the United States Bankruptcy Court in April 2002. To date, Globix provision of services under our contract has not been affected, but this could change unexpectedly in the future. If Globix were unable or unwilling to provide these services, we would have to find a suitable replacement. Our operations could be disrupted while we were in the process of finding a replacement for Globix and the failure to find a suitable replacement or to reach an agreement with an alternate provider on terms acceptable to us could materially adversely affect our business, results of operations and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE FLUCTUATIONS

In prior years, we were exposed to market risk primarily through our investments in available-for-sale investments. Our policy calls for investment in short-term, low risk investments. As of September 30, 2003, we had no available-for-sale investments and as a result, any decrease in interest rates would not have a material effect on our financial statements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of stockholders on July 30, 2003. At the meeting the following matters were submitted to a vote: (i) the elections of the following seven directors to serve until the 2004 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified: Jonathan Bulkeley (FOR: 12,963,757 AGAINST OR ABSTENTIONS: 95,355), Benjamin Burditt (FOR:
12,927,757 AGAINST OR ABSTENTIONS: 131,355), Stefan Chopin (FOR: 11,316,667 AGAINST OR ABSTENTIONS: 1,742,445), Richard Feinstein (FOR: 12,927,757 AGAINST OR ABSTENTIONS: 131,355), Mark Maged (FOR: 12,963,757 AGAINST OR ABSTENTIONS:
95,355), Marc Strausberg (FOR: 11,316,667 AGAINST OR ABSTENTIONS: 1,742,445), and Susan Strausberg (FOR: 10,838,197 AGAINST OR ABSTENTIONS: 2,220,915); and
(ii) ratification of the appointment of KPMG LLP as the Company's independent public accountants (FOR: 12,645,447 AGAINST OR ABSTENTIONS: 413,665).

ITEM 5. OTHER INFORMATION.

Effective September 15, 2003, KPMG, LLP was dismissed as the Company's independent public accountants and BDO Seidman, LLP was engaged in such capacity as reported in a Current Report on Form 8-K filed with the Commission on September 23, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits:

Exhibit 31.1 Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. Reports on Form 8-K:

   On July 29, 2003, the Company filed a report on Form 8-K noting a press release and upcoming conference call on July 29, 2003 which discussed second quarter 2003 results of operations. On September 22, 2003, the Company filed a report on Form 8-K noting a change in its independent public accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 EDGAR ONLINE, INC.

                                                 (Registrant)





Dated: November 14, 2003                           /s/ Susan Strausberg
                                                 -----------------------
                                                 Susan Strausberg
                                                 President and
                                                 Chief Executive Officer

Dated: November 14, 2003                           /s/ Greg Adams
                                                 -----------------------
                                                 Greg Adams
                                                 Chief Operating Officer and
                                                 Chief Financial Officer