Form 10-K
period 2003-12-31
EDGAR ONLINE INC
filed 2004-03-30
CIK 1080224

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1933 during the preceding 12 months (or for such shorter period that the registrant as required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes[ ] No[X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003 was approximately $14,751,818.

As of March 30, 2004, there were 17,187,365 shares of the registrant's common stock issued and 16,992,290 shares outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               EDGAR ONLINE, INC.

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I

Item 1.  Business                                                                                           2
Item 2.  Properties                                                                                        15
Item 3.  Legal Proceedings                                                                                 15
Item 4.  Submission of Matters to a Vote of Security Holders                                               15

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                             16
Item 6.  Selected Financial Data                                                                           18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations             20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                        27
Item 8.  Financial Statements and Supplementary Data                                                       27
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               27
Item 9A. Controls and Procedures                                                                           27

PART III

Item 10. Directors and Executive Officers of the Registrant                                                28
Item 11. Executive Compensation                                                                            31
Item 12. Security Ownership of Certain Beneficial Owners and Management                                    34
Item 13. Certain Relationships and Related Transactions                                                    37
Item 14. Principal Accountant Fees and Services                                                            37

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  38

Signatures                                                                                                 42

                                     PART I

FORWARD LOOKING STATEMENTS

         Statements made in this report that relate to future plans, events, financial results or performance are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995. These statements are based upon current information and expectations. Actual results may differ materially from those anticipated as a result of certain risks and uncertainties. For details concerning these and other risks and uncertainties, see Part I, Item 1, "Risk Factors" of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission (the "SEC") from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Investors should also be aware that while we from time to time do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

ITEM 1. BUSINESS

OVERVIEW

         We are a financial and business information company specializing in providing information contained in SEC filings in an easy-to-use, searchable and functional format. Using our products and services, customers can quickly view and analyze specific aspects of a public company's business, financial and ownership history. Our customers include financial institutions, investment funds, asset managers, market data professionals, accounting firms, law firms, corporations and individual investors. Our services are available through subscriptions and license agreements.

INDUSTRY BACKGROUND

         The industry in which we compete, providing business and financial information, is part of a broader industry that provides information, or content, on various industries and markets. Some of these markets and industries include financial, legal, medical, science, technology and education. This market is highly competitive and includes both large and small businesses. According to Outsell, Inc., a research and advisory firm, the top 1,000 information content providers, which includes large companies such as Reuters, reed Elsevier, Thomson, AOL, Pearson, Gannett, McGraw-Hill, Wolters Kluwer and Gartner, have aggregate revenues of approximately 4183 billion. Furthermore, according to Outsell, businesses and other users spend approximately $50 billion a year on to acquire information content electronically. Financial and business information, includes the profile, history, ownership, financial reporting, sales, marketing and business development of a company, as well its regulatory filings, analyst coverage, research reports, news alerts and stock quotes. Much of this information is required to be filed and submitted with the SEC.

Reports and Disclosures to the Securities and Exchange Commission

         Public companies are registered with the SEC under the rules, regulations and disclosure requirements of the Securities Exchange Act of 1934, as amended. Public companies have continuing obligations to file reports with the SEC via the EDGAR system. These reports include quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements or information statements and annual reports to stockholders on Schedules 14A and 14C, and statements of beneficial ownership of securities on Forms 3, 4 and 5 and Schedules 13D and 13G.

         Historically, companies in the financial information industry have manually built distinct databases based on mandatory company filings with the SEC that have commercial value for various customer segments. These databases include information on public offerings, normalized financial data and stock ownership. We use technology to gather and manage this information and create a product that can be easily accessed by the end user.

The EDGAR System

         EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC's electronic filing system. Public companies and their insiders, mutual funds and financial institutions use this system to submit, or file, statements, reports and forms with the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC and to make them available to the public. In 1996, the SEC required all reporting U.S. public companies to file compliance documents such as prospectuses, proxies and annual and quarterly reports via the electronic format created through the EDGAR system. Before the introduction of the EDGAR system, SEC filings were only available on a delayed basis in costly paper or CD-ROM format from a limited number of document providers or from SEC public reference rooms.

         According to our internal analysis, which is based on our database of all documents filed via EDGAR, the number of documents filed through EDGAR has grown from approximately 56,600 in 1994 to approximately 531,500 in 2003, an increase of over 900%. These documents are submitted by over 12,000 public companies, over 2,200 institutions, over 8,000 mutual funds, and over 60,000 corporate executives and other company insiders. On a typical day, up to 10,000 documents may be filed through EDGAR, representing over one million pages of data. In addition, some SEC filings are still done in paper format.

Sarbanes-Oxley Act of 2002

         Recent government regulation in the wake of Enron and other corporate scandals has mandated more timely disclosure of material information from companies and other filers, as well as the disclosure of additional and more detailed information on companies and individuals. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence and impose tougher penalties for securities fraud. In addition, the SEC, Nasdaq, the New York Stock Exchange, the American Stock Exchange, and other national exchanges have adopted rules in furtherance of this act. These new rules have modified the regulatory system governing capital markets and provide a permanent framework to improve the quality of financial reporting, as well as increase the responsibility of management for corporate disclosures and financial statements. As a result, the availability of accurate, reliable and real-time information is even more significant.

eXtensible Business Reporting Language (XBRL)

         Traditionally, corporate financial reporting has been a labor-intensive process involving the compilation of data from a variety of sources and formats. The new eXtensible business reporting language (XBRL) allows companies to report financial data in a format that is web-ready or for import into other applications. XBRL is royalty-free and open standard, being developed by XBRL International Inc., a not-for-profit consortium of approximately 200 companies and agencies. XBRL, a variant of XML computer language, allows for the seamless flow of business and financial reporting in a web-based environment across analytical applications. The adoption of the XBRL standard is driven by the increasing demand for analytics, continuous auditing and real-time reporting by private and public companies and the banking institutions that finance these companies and the professional investment community that invests in these companies.

         We are a founding member of the XBRL consortium and, as such, are one of the organizations and institutions that is developing the standards and taxonomy for XBRL. Other key members include the AICPA (American Institute of Certified Public Accountants), the major accounting firms and Microsoft. Our leadership position in this effort has enabled us to develop new strategic alliances with such companies as Microsoft and Unisys.

OUR BUSINESS

         We subscribe to a Level 1 feed of real-time SEC regulatory filings. The live feed of EDGAR filings comes from the SEC's dissemination agent, Northrop Grumman Space & Mission Systems Corp., which sends this feed to our primary facility in Rockville, Maryland, and our back-up facility at Globix in New York City, via private high speed T-1 connections. This feed immediately creates a historical archive of original, unaltered SEC filings dating back to 1993. We maintain a relational database that supports complex search and retrieval mechanisms to access the filings archive. The raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our websites and distributed to third parties with which we have distribution contracts via our production servers. Our proprietary document processing system also creates other representations of the original document, including HTML, Rich Text Format, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers' needs to efficiently view, print and analyze the content originally contained in the SEC filings.

         We also produce a specialized line of data feeds, products and services based on designated content sets. These content sets include a complete database of insider trades, institutional holdings, initial and secondary public offerings, mutual fund e-prospectuses, Form 8-K items and annual and quarterly financial statements. Each of these independent content sets represents a set of discrete facts that can be searched and analyzed by our various product offerings. Customers can also subscribe to daily custom data feeds of this content or access the information in real time using our proprietary XML based application programming interface (API). A network of custom data parsers, integrity checks, and auditing tools are used with each content set to insure a premium level of data quality and completeness.

PRODUCTS AND SERVICES

         We apply our proprietary technological know-how to extract, process and categorize raw information filed over EDGAR, and present it in a real-time or near real-time, user-friendly format. We provide this information through a variety of products and services via online subscriptions and licensing agreements to investors and professionals in the financial and business communities.

Subscription Services

         We offer the following subscription services:

         EDGAR Online Pro. Our flagship product is EDGAR Online Pro (www.edgaronlinepro.com). This product offers financial data, stock ownership, public offering datasets and advanced search tools. The list price for a single seat of EDGAR Online Pro is $1,200 per year, plus additional fees for add-on services such as global annual reports and conference call transcripts, and is available via multi-seat and enterprise-wide contract.

         EDGAR Online Access. Our mid-tiered service is EDGAR Online Access (www.edgar-online.com). This product is less expensive and has fewer features than EDGAR Online Pro. EDGAR Online Access is available for $180 per year, purchased annually or quarterly, and is available via single-seat, credit card purchase only.

         FreeEDGAR. Our free product is FreeEDGAR, which we maintain as one of our marketing programs (www.freeedgar.com). This product provides basic financial information at no cost in exchange for the user submitting detailed registration data to us. In turn, we use FreeEDGAR and the registration data to market our subscription services back to these users via email and telesales marketing programs. We typically receive between 7,000 and 10,000 new registered users to this site every month. The SEC provides a link to FreeEDGAR from its website as a private sector alternative to the SEC EDGAR website.

Digital Data Feeds

         EDGAR Online Explorer. We make our various databases available through EDGAR Online Explorer. This product is a digital data feed transmitted through an application program interface - a customized request response mechanism that allows a licensing customer to seamlessly replicate a feature or functionality of our service inside an intranet, extranet and other proprietary products or applications. For instance, customers such as Standard & Poor's, Lexis-Nexus and One Source use this mechanism to enhance the functionality of their own products and services.

Other Services

         We provide technical services to Nasdaq. Several of our technical and non-technical employees operate, maintain and support the Nasdaq Online website service which is available only to Nasdaq listed companies. We also provide ancillary advertising and e-commerce services on websites. We generate revenues through the sale of advertising banners and sponsorships on these websites and through e-commerce activities such as marketing third party services to the users of our websites.

PROPOSED PRODUCTS AND SERVICES

         We continue to enhance our existing products and services by adding new tools and databases. Among our proposed products and services is an analytical scoring tool based on the quantitative and qualitative data sets that we collect. This product is designed to processes fundamental data, such as income statement, balance sheet and statements of cash flow, as well as standard financial ratios, insider transactions, changes in institutional ownership, Form 8-K information, keyword filings and corporate governance data. For instance, a proposed product will allow a user to set up one or more models per company against the entire population of SEC filing companies. A score is generated for each selected company to determine if a company should be examined more thoroughly. Once a company has been identified, a score detail can be reviewed and further research can be accomplished with the seamless transition into EDGAR Online Pro. We expect to offer this product by the end of 2004.

GROWTH STRATEGY

         Our growth strategy is designed to capitalize on our brand recognition and our position as a provider of public company information to the financial and business community. Our goal is to increase our content sets to appeal to our current target market, to introduce additional tools and services to satisfy the needs of current and future customers and to focus on new opportunities aimed at users of Microsoft Office 2003. In order to achieve this goal, we must increase sales and marketing to new and existing customers, expand internationally, expand existing alliances, develop new strategic partnerships and pursue strategic acquisitions.

Increase Sales to New and Existing Customers

         We believe that our existing sales force will enable us to increase our goal of expanding sales of our products and services. Particularly, we have strengthened our management team by adding an Executive Vice President of Sales and Marketing to coordinate our accelerated effort to bring more of our products and services to market and to increase sales of our existing services, with particular emphasis on EDGAR Online Pro. Fundamental to our sales effort is managing our database of registered users of FreeEDGAR and EDGAR Online, which includes more than 1 million names. We add approximately 15,000 to 20,000 new registered users per month. Our ongoing marketing activities involves targeting those users who are more suited to be users of our premium service and to proactively market them to upgrade to EDGAR Online Pro.

Develop New Products and Services

         We continue to enhance our existing products and services by increasing functionality and adding more datasets from EDGAR content. We also regularly develop and license new analytical tools as well as adding new databases to enhance our offerings. We expect to introduce additional content in the area of banking, due to our involvement in the Federal Financial Institutions Examination Council (FFIEC) project. We also are considering building a database of financial statements of foreign filers for regulatory filings within their jurisdictions, as foreign jurisdictions begin to require their constituents to file their disclosures in XBRL.

Expand Functionality and Content Offerings

         We continuously seek to introduce new value-added services to increase revenues from our existing customer base and to attract new customers. We have sophisticated search technology under development to further mine the data in EDGAR filings and plan to continue to introduce and market tailored products to our customers. We continually seek to add more specialized and versatile tools and features to our products and services, to further enrich the type of information utilized by our customers. We are also incorporating additional sources of business and financial information into the services we offer to our clients. For example, in January 2004, we announced the addition of conference call transcripts, company web casts and an events calendar to our EDGAR Online Pro service.

         We are currently focused on the following general areas:

         - Fundamental Data. Fundamental data includes income statement, balance sheet and statements of cash flow. We are expanding our fundamental data products to include information from sources other than SEC filings, as well as broadening the ways in which we present this data.

         - Data Mining. We are building and integrating search tools that are based on real-time analysis of key events, topics and financial ratios.

         - Microsoft Office. We are working to create interfaces to our content into the Microsoft Office 2003 suite of accelerator modules, as well as to earlier releases of Microsoft Office.

         We expect that this increased functionality will broaden our core customers to include accounting and consulting firms and public companies.

Expand Internationally

         We intend to market our services more aggressively to international markets and are considering expanding our database to include filings made outside the United States to provide our users with access to corporate and financial information from these filings.

Expand Existing Alliances and Develop New Strategic Partnerships

         We will seek to leverage our position as a leading source of business and financial information by broadening our existing strategic relationships and creating new strategic relationships. We believe that creating additional distribution relationships will allow us to reach a broader customer base, strengthen our brand awareness and ensure that we remain dominant in our current and future markets. We have developed strategic relationships with a number of industry leaders including Microsoft and Unisys.

         Microsoft Relationship. In October 2003, we signed a memorandum of understanding with Microsoft Corp. whereby we have worked with Microsoft to build analytical capabilities within Microsoft Office 2003 Excel XBRL Tool For Microsoft Office, a first commercial application of the XBRL standard. Specifically, our services will deliver financial information in XBRL format to Microsoft Office 2003 applications using the XBRL Tool for Microsoft Office. Our services will extend the accelerator's capabilities by allowing users to seamlessly extract, dissect and review financial information directly from within Microsoft Excel 2003. With the XBRL Tool for Microsoft Office, the user will simply input a company's name or ticker symbol, and that company's financial metrics will be automatically and accurately inserted in the appropriate cell, saving enormous time and insuring accuracy. Our alliance with Microsoft represents a new channel for us to attract enterprise and single professional customers. Since the user of external data must be an EDGAR Online Pro subscriber to have access to this capability, we expect that this relationship will also increase subscriptions to EDGAR Online Pro.

         Unisys Relationship. In June 2003, the FFIEC awarded a contract to Unisys Corporation to modernize and streamline how federal bank regulators collect, process and distribute quarterly bank financial reports. Unisys selected us, along with Microsoft, PricewaterhouseCoopers and several other firms, as the development team to create a flexible solution, based on proven technologies, that incorporate Internet delivery and new innovations like
XBRL. The new business process, which will be phased in through 2004, will consolidate the collection, editing and access of quarterly bank call reports into a central data repository, which will be accessible by banking regulators, financial institutions and the public. The new model is intended to significantly reduce the time spent filing and reviewing these cumbersome documents, improving regulatory and public access to this data. In the same manner that we created an online distribution vehicle to commercialize the output of the SEC's electronic EDGAR filing system, we intend to develop easy-to-use applications that will be able to access and bring additional value to FFIEC banking reports. We will offer the information contained in the call reports through our subscription services and digital data feeds. The first reports are expected to be filed under the new system in the fourth quarter of 2004. We expect that our relationship with Unisys will generate numerous leads for potential customers interested in our products and services.

Pursue Strategic Acquisitions

         At the present time, we have no plans to make any acquisitions. However, we will consider specific acquisition opportunities if we feel they have strategic value. The types of acquisitions that we would consider as having strategic value include those that will enable us to offer additional services, enhance our selling and marketing efforts, improve technology and gain access to complementary services or information that may be of interest to our customer base.

MARKETING AND SALES

         As of March 30, 2004, we have a staff of 21 professionals dedicated to supporting our sales and marketing efforts. We believe that enterprise customers will continue to represent an important source of revenue growth in the next few years, as we continue to introduce new value-added search and extraction products and customized fee-based services to enterprise purchasers of financial information.

         We promote our services through direct sales efforts, websites, marketing alliances, direct marketing and telemarketing and trade shows. Through these efforts, we sell and use trial offers on EDGAR Online Pro and EDGAR Online Access to encourage registered users and visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

         Our direct sales efforts are focused on decision makers in the financial services business, most typically a business group head, market data professional or corporate librarian. Our direct and telemarketing programs are based on lists we acquire from third parties or that we acquire through the operation of FreeEDGAR and marketing alliances with websites such as Terra Lycos' Quote.com and Yahoo! Finance. In exchange for allowing access to a basic level of financial information on a company through these websites and marketing alliances, we register approximately 15,000 to 20,000 new users each month. We use this data, in addition to the lists we acquire, to run direct marketing, telemarketing and direct sales programs to these potential customers.

CUSTOMERS

         Our customers include financial services companies such as Bank of America, Citibank and Morgan Stanley, stock exchanges such as Nasdaq and the New York Stock Exchange, and leading information companies such as Lexis-Nexus, Moody's and Reuters.

         We have over 200 clients that license EDGAR Online Explorer for use in existing intranet, extranet and other product applications. We also have over 27,000 users of EDGAR Online Pro and EDGAR Online Access. These subscribers represent a wide array of users in the financial services, accounting, legal, public company and other markets.

COMPETITION

         We are a provider of financial and business information contained in SEC filings. As such, we compete with those businesses that provide similar information and have greater resources and market penetration than we do. As a result, they have been able to establish a stronger competitive position than we have, in part through greater marketing resources.

         We believe that competition for business information comes from such companies as Reuters, Standard & Poor's and Thomson Financial. Competition for information focused on financial data or credit risk comes from companies such as Capital IQ, Dun & Bradstreet and Factset. Competition for legal information comes from companies such as Global Securities Information. Other competitors include companies such as 10-K Wizard Technology, LLC, which focus on simple SEC data offerings, and MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

         Many of these competitors have longer operating histories, larger, more established customer bases, greater brand recognition and significantly greater resources, particularly financial resources. As a result, they may develop products and services comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, so that we will be able to compete successfully in the future. We believe, however, that based on our pricing and the content and features of the products and service that we provide, we remain highly competitive in the financial and business information market.

     We believe that the principal competitive factors in our market include the following:

         -        Speed of delivery;

         -        Accuracy;

         -        Cost efficiencies;

         -        Scope of service;

         -        Quality of service;

         -        Convenience;

         -        Customer service;

         -        Reliability of service; and

         -        Availability of enhanced services.

         We believe our competitive strengths include the following:

         Timeliness. Our information databases and products are created in real-time or near real-time. For instance, subscribers to our EDGAR Online Pro service can receive real time alerts based on various criteria. Similarly, our EDGAR Online Explorer digital data feed processes and makes available documents moments after they have been filed with the SEC. This attribute is imperative for those in the financial services market requiring real-time data for competitive decision-making.

         Ease of use. Our EDGAR Online Pro subscription service is delivered via a standard web browser in a friendly, easy to use graphical user interface. A typical subscriber can begin using the service immediately, without any special training.

         Versatility and flexibility. We can provide our customers with a web-delivered subscription service that allows for immediate purchase, immediate use and easy access within the client company. Our EDGAR Online Explorer digital data feed allows a high degree of customization for clients that want all or part of the offered databases and functionality built into their existing applications. We also will create customized databases, extracts and delivery mechanisms for clients with special needs.

INTELLECTUAL PROPERTY

         The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We have over 90 unique registered domain names, including those representing our flagship products EDGAR Online Pro and EDGAR Online Access. We have received registration for our EDGAR Online trademark from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings including EDGAR Pro, EDGAR Explorer, FreeEDGAR and EDGAR News and have active trademark/servicemark applications pending on certain other service offerings including EDGAR Analyst.

         Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees execute confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies belong to us. In addition, before entering into discussions with third parties regarding our proprietary technologies, we typically require that they enter into a confidentiality agreement with us. If these discussions result in a license or other business relationship, we typically also require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights.

TECHNOLOGY

         Historically, we used database technology designed for us by iXL Enterprises, Inc. (iXL) and relied on iXL personnel for design and support of our hardware and software systems. Since October 2000, we develop and maintain our technology in-house. We have the ability to create new distinct databases from EDGAR data such as initial public offering data, normalized financial data, ownership data and secondary public offering data. In addition, we can incorporate existing technologies and solutions driven by our domestic and international pricing systems, charting applications, validation systems, quoting applications, and various maintenance tools that ensure our commitment to data quality.

         Our proprietary technology has been focused on a framework approach, which allows us to integrate solutions that were developed exclusively for us in combination with third-party vendors, as well as easily incorporate system modifications. Some of our proprietary solutions include our repository of financial information, mutual fund e-prospectuses, web-based customer interfaces, section extraction, form-type specific data extraction systems, XML delivery systems, permissioning systems, alerting systems and our customer support and tracking system. Software solutions obtained commercially include the Great Plains Accounting System, the Verity Search Engine and the NetOwl Extractor.

         Over the last five years, we have developed various proprietary software solutions that enable us to perform many complex data mining functions necessary to deliver our services on a real-time and cost-effective basis to both our subscribers and corporate customers. Our status as a Microsoft Certified Partner has allowed us to leverage newer technologies in support of creating proprietary applications, integrating them into our enterprise systems, and providing us a significant advantage over any competitors seeking to match our speed and accuracy in extracting data from the EDGAR database and delivering that data to a large number of customers in a variety of formats.

         In order to further strengthen our capabilities in this area, we recently hired Stefan Chopin as our Chief Technology Officer. Mr. Chopin was one of the original architects of our EDGAROnline.com technology and infrastructure and designed our website. Mr. Chopin previously served on our Board of Directors and has substantial expertise in both managing technology and understanding the demands of our marketplace.

INFRASTRUCTURE AND OPERATIONS

         Although third party development support is sometimes used in order to meet some aggressive development timelines, our employees now perform all of our development programming, as well as manage our content delivery infrastructure. We own all the application level systems that serve our content delivery, including those that had been developed by iXL. The largest portion of our development team is located in our Rockville, Maryland office. In addition, the delivery solutions developed and maintained for some of our largest corporate customers are hosted primarily in our data center in Rockville and are facilitated by our use of the Microsoft technologies framework. The Rockville data center is also the primary facility that provides services used to deliver and support our flagship seat-based service EDGAR Online Pro, our EDGAR Online Explorer data feeds and other content delivery mechanisms.

         Redundancy, scalability and security have been and always will be a core focus of our support staff and executives. All of our critical systems, including our accounting system, user information databases, repository of EDGAR filings, and all of our real-time updated datasets are backed up on a daily, or less, basis and then stored offsite. Additionally, we make use of various applications and techniques to ensure the availability of our applications and its data throughout the day using procedures like application or data replication, clustering, load balancing, and extensive application monitoring.

         Our systems are maintained on a 24 hour-a-day, 7 days-a-week basis by our own technicians with the exception of the facilities at Globix. Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 AM to 5:00 PM (ET). Customer and support inquiries have the availability of our websites, e-mail and telephone options for assistance. As of March 30, 2004, we had 21 employees engaged in customer service and network support for our public websites.

EMPLOYEES

         As of March 30, 2004, we had 85 employees, of whom one is a part-time employee. We believe that we have good relations with our employees.

                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSES FOR THE FORESEEABLE FUTURE. IF WE ARE UNABLE TO ACHIEVE PROFITABILITY, OUR BUSINESS WILL SUFFER AND OUR STOCK PRICE IS LIKELY TO DECLINE.

         We have never operated at a profit and we anticipate incurring a loss in 2004, and may incur additional losses in 2005. At December 31, 2003, we had an accumulated deficit of $44.1 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         Our revenues decreased from approximately $17.1 million in 2001, to approximately $16.2 million in 2002 to approximately $14.3 million in 2003. We do not anticipate any significant revenue increase in 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

WE HAVE RECORDED IMPAIRMENT CHARGES IN CONNECTION WITH PRIOR ACQUISITIONS AND MAY RECORD FURTHER IMPAIRMENT CHARGES IN THE FUTURE, WHICH COULD FURTHER DELAY OUR PROFITABILITY.

         Our losses in the last three years are due, in part, to impairment charges relating to acquisitions we made in 1999 and 2000. Over the last four years, we have written down an aggregate of $15.5 million of goodwill and intangible assets relating to these acquisitions. We are required to test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Annual reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

WE HAVE LIMITED WORKING CAPITAL WHICH MAY RESTRICT THE RATE OF OUR REVENUE
GROWTH.

         At December 31, 2003, we had working capital of approximately $702,000. We use working capital to increase our sales and marketing efforts, to develop new or enhance existing services, to respond to competitive pressures and to fund potential acquisitions and expansion. If our working capital becomes depleted, our ability to fund expansion, take advantage of unanticipated opportunities, increase our sale force, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, which could harm our revenue growth.

NASDAQ ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUE. HOWEVER, OUR NASDAQ RELATED REVENUE HAS BEEN DECREASING OVER THE LAST FEW YEARS AND WE EXPECT THAT THIS TREND WILL CONTINUE.

         A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 28% and 34% of our total revenue during the years ended December 31, 2003 and 2002, respectively, and 21% and 33% of our revenue for the fourth quarters ended December 31, 2003 and 2002, respectively. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

IF WE CANNOT GENERATE NEW SUBSCRIBERS, WE MAY NOT ACHIEVE PROFITABILITY.

         To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our website and through our content distribution relationships from such websites as Yahoo! and Terra Lycos. These leads must be converted into subscriptions for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

THE TIMELINESS OF ACCEPTANCE OF XBRL IS UNCERTAIN AND ITS FAILURE TO GROW COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS.

         We believe our future growth depends, in part, on the adoption of the new XBRL standard. In particular, we believe that our association with the XBRL Tool For Microsoft Office will provide us with a new source of subscribers. The beta version for the XBRL Tool For Microsoft Office is expected to be released late in the second quarter of 2004. Since the XBRL Tool For Microsoft Office is based on a new reporting language data standard, it is difficult to predict the demand, timing and rate of market adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON FURTHER DEVELOPING OUR RELATIONSHIP WITH MICROSOFT AND UNISYS. FAILURE TO DO SO WILL IMPAIR OUR ABILITY TO GROW AND BECOME PROFITABLE.

         In November 2003, we reached a non-binding Memorandum of Understanding with Microsoft Corp. under which we will provide public company data for the Microsoft Office 2003 XBRL Tool For Microsoft Office. We do not, however, have a binding, long-term or exclusive contract with Microsoft. We cannot assure you that this relationship will be successful or that it will extend beyond its initial term. Additionally, in June 2003, we entered into a one-year renewable agreement with Unisys to provide services in conjunction with a project to consolidate the collection, editing and access of quarterly bank call reports into a central data repository, accessible by banking regulators, financial institutions and the public. The first reports are expected to be filed under the new system in the fourth quarter of 2004. If either of these relationships are terminated or changed significantly, we may not be able to increase our revenues and achieve profitability in the short-term.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY. INCREASED COMPETITION WOULD MAKE PROFITABILITY EVEN MORE DIFFICULT TO ACHIEVE.

         We compete with many providers of business and financial information including Bloomberg, Capital IQ, Dun & Bradstreet, Global Securities Information, Reuters, Standard & Poor's, Thomson Financial, 10-K Wizard, MSN and Yahoo! Our industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

FUTURE ENHANCEMENTS TO THE SEC'S EDGAR SYSTEM MAY ERODE DEMAND FOR OUR SERVICES AND OUR REVENUES MAY SUFFER AS A RESULT.

         Our future success will depend on our ability to continue to provide value-added services that distinguish our products from the type of EDGAR-information available from the SEC on its website. The SEC currently provides free access on its website to raw EDGAR filings on a real-time basis. If the SEC were to make other changes to its website such as providing value-added services comparable to those provided by us, our results of operations and financial condition would be materially and adversely affected. Additionally, if the SEC were to enhance or upgrade services available on its website or the EDGAR filing system, we would need to tailor our products and services to be compatible with these new architectures or technologies, which would increase costs. If we are unable to do this, there may be a reduction in demand for our products and services and our revenues may suffer as a result.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY ANY ADVERSE ECONOMIC DEVELOPMENTS IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE ECONOMY IN GENERAL.

         We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general. Our 2003 results of operations reflect, in part, the effects of the slowdown in our markets, which have only recently begun to improve. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in a slower growth in the number of customers purchasing our information services. Any significant downturn in the market or in general economic conditions would likely hurt our business.

IF WE FAIL TO DEVELOP AND INTRODUCE NEW PRODUCTS AND SERVICES, OUR SALES AND COMPETITIVE POSITION WILL SUFFER.

         Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. To be successful, we must continue to enhance our existing services and develop and add new services by introducing products and services embodying new technologies, such as XBRL, to address our customers' changing demands in a timely and cost effective manner. Our business could be adversely affected if we were to incur significant costs without generating related revenues or if we cannot adapt rapidly to these changes. Our business could also be adversely affected if we experience difficulties in introducing new or enhanced services or if these services are not favorably received by users. We may experience technical or other difficulties that could delay or prevent us from introducing new or enhanced services. If we are not successful in developing and marketing enhancements to our existing products and services or our products and services do not incorporate new technology on a timely basis, we may become less competitive and our revenues may suffer as a result.

FUTURE ACQUISITIONS AND BUSINESS COMBINATIONS THAT WE CONSUMMATE MAY BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE STOCKHOLDER VALUE OR DIVERT MANAGEMENT ATTENTION.

         We plan to continue to expand our operations and market presence by making acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances, with other companies. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. No specific transactions are pending at the current time and we cannot assure you that we will consummate any transactions in the future. However, these transactions create risks such as:

    - difficulty assimilating the operations, technology and personnel of the combined companies;

    -    disrupting our ongoing business;

    -    problems retaining key technical and managerial personnel;

    -    additional operating losses and expenses of acquired businesses; and

    - impairment of relationships with existing employees, customers and business partners.

         Any of the events described in the foregoing paragraph could have an adverse effect on our business, financial condition and results of operations and could cause the price of our common stock to decline.

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD THREATEN OUR ABILITY TO OPERATE OUR BUSINESS SUCCESSFULLY.

         Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, our Chief Executive Officer and President, Greg Adams, our Chief Financial Officer and Chief Operating Officer, Marc Strausberg, our Chairman, and Stefan Chopin, our Chief Technology Officer, all of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for qualified personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

WE MAY ENCOUNTER RISKS RELATING TO SECURITY OR OTHER SYSTEM DISRUPTIONS AND FAILURES THAT COULD REDUCE THE ATTRACTIVENESS OF OUR SITES AND THAT COULD HARM OUR BUSINESS.

         Although we have implemented in our products various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers who seek to encourage people to use the Internet to purchase goods or services, our business could be adversely affected by these break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our websites and business solutions have, in the past, and may in the future, experience slower response times or other problems for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. Although we have redundant feeds to our facilities, we also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our websites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. These types of occurrences could cause users to perceive our websites and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance and could damage our reputation and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

IF WE FAIL TO SECURE OR PROTECT OUR PROPRIETARY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUE OR INCREASE OUR COSTS.

         Our trademarks and other proprietary rights, principally our proprietary database technology, are essential to our success and our competitive position. We seek to protect our trademarks and other proprietary rights by entering into confidentiality agreements with our employees, consultants and content distribution partners, and attempting to control access to and distribution of our proprietary information. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We have obtained a non-exclusive, royalty-free license from the SEC to use the term EDGAR in our trademarks, service marks and corporate name. We have not, however, relied on a combination of copyright, trade secret and trademark laws in order to protect our proprietary rights.

         Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our proprietary information. The precautions we take may not prevent this type of misappropriation. In addition, our proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. Additionally, third parties could claim that our database technology infringes their proprietary rights. Claims of this sort and any resultant litigation, should it occur, could result in us being liable for damages and could result in our proprietary rights being invalidated. Even if we prevail, litigation could be time-consuming and expensive, and could divert the time and attention of management, any of which could materially adversely affect our business, results of operations and financial condition. Any claims or litigation could also result in limitations on our ability to use our trademarks and other intellectual property unless we enter into license or royalty agreements, which agreements may not be available on commercially reasonable terms, if at all.

LEGAL UNCERTAINTIES AND GOVERNMENT REGULATION OF THE INTERNET COULD ADVERSELY AFFECT OUR BUSINESS.

         Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws.

         These possibilities could affect our business adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than is expected. We may be affected indirectly by legislation that fundamentally alters the practicality or cost-effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Complying with new regulations could result in additional cost to us, which could reduce our profit margins or leave us at risk of potentially costly legal action.

WE COULD FACE LIABILITY AND OTHER COSTS RELATING TO OUR STORAGE AND USE OF PERSONAL INFORMATION ABOUT OUR USERS.

         Users provide us with personal information, including credit card information that we do not share without the user's consent. Despite this policy and consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

THE AUTHORIZATION OF ISSUANCE OF BLANK-CHECK PREFERRED MAY PREVENT OR DISCOURAGE A CHANGE IN OUR MANAGEMENT.

         Our Amended and Restated Certificate of Incorporation authorizes our Board of Directors to issue preferred stock without stockholder approval having terms, conditions, rights, preferences and designations as our Board of Directors may determine. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of discouraging a person from acquiring a majority of the outstanding common stock.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

         At various times in the period from February 2003 through May 2003, the closing bid price of our common stock was below $1.00. If the closing bid price of our stock were to drop below $1.00 per share and remain below $1.00 per share for thirty consecutive business days, we would be in violation of the continued listing requirements of The Nasdaq National Market and would risk the delisting of our shares from Nasdaq. Even if the minimum per share bid price of our common stock is maintained, we must also satisfy other listing requirements of the Nasdaq National Market, such as maintaining equity of at least $10 million. If we fail to satisfy any of the maintenance requirements, our common stock could be delisted from the Nasdaq National Market. Although in that event we could apply to list our shares with the Nasdaq SmallCap Market, being delisted from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

         The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the past 52-week period, the highest closing sales price of our common stock has been $2.41 and the lowest closing sales price of our common stock has been $0.71. In recent years, the stock market has experienced significant price and volume fluctuations, which has significantly impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

         Our principal executive offices are located in Norwalk, Connecticut, where we lease 7,500 square feet of office space. This lease expires June 2006. We also lease approximately 4,900 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses sales and administrative personnel. This lease expires April 2007. Additionally, we lease approximately 14,700 square feet of office space at 11200 Rockville Pike, Suite 310, Rockville, Maryland. The term on 14,200 square feet expires in October 2005 and the balance of 500 square feet, is leased on a month-to-month basis. Collectively, these facilities house our development and operations personnel as well as over computer and communications equipment.

         We believe that our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

         In April 2003, we commenced an action in the Delaware Chancery Court against Albert E. Girod, our former director, Executive Vice President and Chief Technology Officer, and an owner of more than 5% of our outstanding common stock. In our complaint, we are seeking compensatory damages and/or restitution for defendant's fraud, unjust enrichment, breach of fiduciary duty, breach of contract and trespass and nuisance by e-mail and other actions that we allege to have occurred in connection with and/or following our acquisition of Financial Insight Systems, Inc. We are also seeking to permanently enjoin defendant from further breaches of the non-disparagement provisions of his employment agreement, which remain in effect. A response was filed by Mr. Girod on June 13, 2003. This action is currently in the discovery phase.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

         On March 30, 2004, the closing sales price of our common stock on the Nasdaq National Market was $1.43.

         Our common stock is traded on the Nasdaq National Market under the symbol EDGR. The following table sets forth the high and low closing sales prices of our common stock as quoted by the Nasdaq National Market:

                                                               HIGH     LOW
                                                              ------   -----
FISCAL YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................  $ 3.00   $1.15
Second Quarter..............................................  $ 3.91   $0.99
Third Quarter...............................................  $ 3.94   $1.05
Fourth Quarter..............................................  $ 3.61   $0.93
FISCAL YEAR ENDED DECEMBER 31, 2002
First Quarter...............................................  $ 3.49   $2.25
Second Quarter..............................................  $ 4.00   $1.75
Third Quarter...............................................  $ 2.00   $1.03
Fourth Quarter..............................................  $ 2.25   $1.25
FISCAL YEAR ENDED DECEMBER 31, 2003
First Quarter...............................................  $ 1.80   $0.85
Second Quarter..............................................  $ 1.55   $0.71
Third Quarter...............................................  $ 2.10   $1.08
Fourth Quarter..............................................  $ 2.41   $1.53
FISCAL YEAR ENDED DECEMBER 31, 2004
First Quarter (through March 30, 2004)......................  $ 1.87   $1.25

HOLDERS

         As of March 25, 2004, there were approximately 100 holders of record of our common stock.

DIVIDEND POLICY

         We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLANS

         Item 12 of Part III contains information concerning securities authorized for issuance under our equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

         The following securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants.

         Under the terms of an Amended and Restated Common Stock Purchase Agreement, we sold an aggregate of 2,000,000 unregistered shares of common stock to select institutional investors at a purchase price of $2.50 per share, resulting in gross proceeds of $5,000,000. The transaction was consummated as to 500,000 shares and $1,250,000 in proceeds on December 31, 2001 and 1,500,000 shares and $3,750,000 in proceeds on January 8, 2002. In this private financing, we also issued the purchasers four-year warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $2.875 per share. In connection with the transaction, we paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of common stock at an exercise price of $2.50 per share. The securities were sold pursuant to an exemption provided in Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder on the basis that the transaction did not involve a public offering. The shares of common stock referenced in this paragraph, along with the shares of common stock issuable upon the exercise of the warrants referenced in this paragraph, were registered for resale in a Registration Statement on Form S-3 which was declared effective in February, 2002.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this annual report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2003 are derived from our audited consolidated financial statements. The financial statements for, and as of the end of, each of the years in the three-year period ended December 31, 2003 are included elsewhere in this annual report. The financial statements for, and as of the end of, each of the years in the four-year period ended December 31, 2002 were audited by KPMG LLP, independent certified public accountants. The KPMG LLP Independent Auditors' Report makes reference to our change in accounting for goodwill and other intangible assets as of January 1, 2002. The financial statements for, and as of the end of, the year ended December 31, 2003 were audited by BDO Seidman, LLP, independent certified public accountants. Historical results are not necessarily indicative of the results to be expected in the future.

                                                          YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------
                                   1999            2000            2001            2002            2003
                               ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS
  DATA:(1)

Seat-based subscriptions ...   $  1,429,221    $  2,220,074    $  3,387,290    $  5,147,808    $  5,953,367
Data sales .................      1,114,971       3,385,341       5,415,893       5,380,249       4,832,798
Technical services .........            ---       1,123,549       6,782,365       4,287,287       2,805,422
Advertising and e-commerce .      2,186,422       3,012,705       1,467,338       1,355,490         727,555
                               ------------    ------------    ------------    ------------    ------------
Revenues ...................      4,730,614       9,741,669      17,052,886      16,170,834      14,319,142
Cost of revenues ...........      1,489,585       3,021,615       4,448,968       2,632,192       1,978,870
                               ------------    ------------    ------------    ------------    ------------
Gross profit ...............      3,241,029       6,720,054      12,603,918      13,538,642      12,340,272
Operating expenses:
Selling, general and
  administrative and
  development ..............      7,264,374      13,295,912      12,964,558      12,315,113      11,086,723
Restructuring and severance
  charges(2) ...............             --              --         995,482        (182,428)        783,600
Amortization and
  depreciation .............        893,614       3,484,491       4,767,121       2,880,067       2,503,046
Impairment of intangible
  assets(3) ................             --       6,151,074              --              --              --
                               ------------    ------------    ------------    ------------    ------------
Loss from operations .......     (4,916,959)    (16,211,423)     (6,123,243)     (1,474,110)     (2,033,097)
Interest income (expense)
  and other, net ...........        754,098         974,118        (665,068)       (251,266)       (133,691)
                               ------------    ------------    ------------    ------------    ------------
Loss before cumulative
effect of change in
accounting principle .......     (4,162,861)    (15,237,305)     (6,788,311)     (1,725,376)     (2,166,788)

Cumulative effect of change
in accounting principle (4)              --              --              --      (9,316,884)             --
                               ------------    ------------    ------------    ------------    ------------
Net loss ...................   $ (4,162,861)   $(15,237,305)   $ (6,788,311)   $(11,042,260)   $ (2,166,788)
                               ============    ============    ============    ============    ============
Loss before cumulative
effect of change in
accounting principle
per share - basic and
diluted ....................   $      (0.42)   $      (1.18)   $      (0.46)   $      (0.10)   $      (0.13)

Cumulative effect of change
in accounting principle per
share- basic and diluted ...          (0.00)          (0.00)          (0.00)          (0.55)          (0.00)
                               ------------    ------------    ------------    ------------    ------------
Net loss per share -
basic and diluted ..........   $      (0.42)   $      (1.18)   $      (0.46)   $      (0.65)   $      (0.13)
                               ============    ============    ============    ============    ============
Weighted average shares
outstanding - basic and
diluted (5) ................      9,805,456      12,862,604      14,911,903      16,932,595      16,976,170
                               ============    ============    ============    ============    ============

                                                   DECEMBER 31,
                       -------------------------------------------------------------------
                           1999          2000         2001           2002          2003
                       -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Cash and cash
  equivalents ......   $10,051,473   $ 2,283,811   $ 3,460,515   $ 5,549,934   $ 3,859,859
Available for sale
  investments ......   $14,534,836   $ 1,497,930   $        --   $        --   $        --
Working capital ....   $23,529,849   $ 3,703,935   $    46,388   $ 2,457,545   $   702,289
Total assets .......   $37,739,114   $39,466,359   $33,485,831   $23,218,692   $19,145,211
Long-term debt .....   $        --   $ 6,000,000   $ 3,800,000   $ 1,878,394   $        --
Stockholders' equity   $35,086,383   $29,483,401   $23,960,410   $16,369,994   $14,015,115

(1) In 1999, development expenses were reclassified to operating expenses from cost of revenues. In addition, in 2000, we began recording advertising revenues net of the related commissions rather than on a gross basis. Also, since 2000, amounts previously recorded as stock compensation expense have been reported within the functional expense category for which the employee worked. Prior comparative amounts have been reclassified to conform to the current presentation.

(2) In 2001, we recognized restructuring costs which were primarily comprised of expenses associated with closing our Kirkland, Washington office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for Financial Insight Systems, Inc. employees. In 2002, portions of these costs were reversed as contract terminations were negotiated. In 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. We accrued $783,600 of related severance costs.

(3) In 2000, we performed a reassessment of the recovery of the goodwill and other long-lived assets related to our acquisition of Partes Corporation, owner of the FreeEDGAR.com website, and our acquisition of certain of the assets of Individual Investor Group including the website InsiderTrader.com and related user data. Based on these reassessments, we recorded impairment charges of $6.0 million. The balance was attributable to an additional impairment charge of $117,000, as we discontinued the use of the edgar.com URL.

(4) We adopted SFAS 142 effective January 1, 2002. This standard requires that we perform a transitional assessment to determine whether there is an impairment of goodwill. The assessment indicated that goodwill associated with the Financial Insight Systems acquisition was impaired and accordingly, we recognized a non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

(5) Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 1,302,758, 1,900,105, 2,805,010, 3,124,643 and 3,347,660 for the years ended December 31,
1999, 2000, 2001, 2002 and 2003, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussions of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this annual report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under "Risk Factors" and elsewhere in this annual report.

OVERVIEW

         We are a financial and business information company that specializes in providing information contained in SEC filings in an easy-to-use, searchable and functional format. We launched our EDGAR Online website in January 1996 and began selling our subscription services and establishing contractual relationships with business and financial information websites to supply EDGAR content. Our primary focus was generating sales leads and building brand recognition.

         We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of our Freeedgar.com website, for $9.9 million. The purchase price consisted of the issuance of common stock, stock options and warrants, the assumption of liabilities and acquisition related expenses. In October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. for approximately $28.1 million. The purchase price included the issuance of common stock, a cash payment, issuance of notes and acquisition related expenses.

         We have never operated at a profit and our revenues have decreased from a peak of approximately $17.1 million in 2001 to approximately $14.3 million in 2003. This decrease is primarily due to a $4.0 million decrease in technical services. We have, however, generated positive cash flow from operating activities since the year ended 2001 by increasing seat-based subscription revenue by $2.6 million and by reducing many of our operating expenses. Specifically, we have reduced our workforce, which, in turn, has reduced our costs of sales, development costs and general and administrative expenses.

         We are continuing to focus on growing our subscription revenues and corporate data sales and expect to continue to generate positive cash flow from operations by offering the following products and services:

         Subscription Services. Our subscription services include EDGAR Online Pro, EDGAR Online Access and FreeEDGAR. EDGAR Online Pro is sold by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and Freeedgar.com and from the migration of users from EDGAR Online Access. In 2004, we expect to increase sales leads to our services through our relationship with Microsoft. In January 2004, after we added new databases and functionality to EDGAR Online Pro, we raised the price of a new subscription from $50 per month or $600 per year to $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our mid-tiered service, EDGAR Online Access, is available for $180 per year and is purchased annually or quarterly in advance with a credit card. Revenue from subscription services is recognized ratably over the subscription period, which is typically three or twelve months.

         Digital Data Feeds. Through EDGAR Online Explorer, we license services that integrate our products into our customers' existing applications. The price for a digital data feed ranges from as low as $1,200 to as high as $180,000 per year. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from digital data feeds is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

         Other Services. We provide technical services to Nasdaq. Several of our technical and non-technical contract employees operate, maintain and support the Nasdaq Online website. We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue.

                                      YEAR ENDED DECEMBER 31,
                                      -----------------------
                                      2001     2002     2003
                                      ----     ----     ----
Total revenues                         100%     100%     100%
Cost of revenues                        26       16       14
                                       ---      ---      ---
Gross profit                            74       84       86

Operating expenses:
  Sales and marketing                   14       14       15
  Product development                   13       14       12
  General and administrative            49       48       50
  Restructuring and severance costs      6       (1)       5
  Amortization and depreciation         28       18       17
                                       ---      ---      ---
Loss from operations                   (36)      (9)     (14)
Interest and other, net                 (4)      (2)      (1)
                                       ---      ---      ---
Loss before cumulative effect of
change in accounting principle         (40)     (11)     (15)

CUMULATIVE EFFECT OF CHANGE
in accounting principle                  -      (58)       -
                                       ---      ---      ---
Net loss                               (40)%    (68)%    (15)%

COMPARISON OF THE YEARS 2003, 2002, AND 2001

REVENUES

         Total revenues for the year ended December 31, 2003 decreased 11% to $14.3 million, from $16.2 million for the year ended December 31, 2002. The net decrease in revenues is primarily attributable to a $1.5 million, or 35%, decrease in technical services revenues, a $628,000, or 46%, decrease in advertising and e-commerce revenues, and a $547,000, or 10%, decrease in data sales which were partially offset by a $806,000, or 16%, increase in seat-based subscriptions.

         Total revenues for the year ended December 31, 2002 decreased 5% to $16.2 million from $17.1 million for the year ended December 31, 2001. The net decrease in revenues is primarily attributable to a $2.5 million, or 37%, decrease in technical services revenues, a $112,000, or 8%, decrease in advertising and e-commerce revenues, and a $36,000, or 1%, decrease in data sales which were partially offset by a $1.8 million, or 52%, increase in seat-based subscriptions.

Seat-based Subscriptions

                                  YEAR ENDED DECEMBER 31,
                               -----------------------------
                                 2001       2002      2003
                                 ----       ----      ----
REVENUES (IN $000S)            $ 3,387    $ 5,148    $ 5,953
Percentage of total revenue         20%        32%        42%
Number of subscribers           23,500     26,500     27,000
Average price per subscriber   $   144    $   194    $   220

         The increase in seat-based subscription revenue in 2003 and 2002 is primarily due to an increase in the average price per seat as well as an increase in the number of seat-based contracts and individual accounts. During

2003 and 2002, we sold over 2,000 and 4,700 subscriptions, respectively, for our premium product, EDGAR Online Pro. The increases in premium subscriptions were offset by cancellations and user migrations from our mid-tiered service, EDGAR Online Access, to EDGAR Online Pro. In late 2003 and early 2004, we expanded our telesales and account management capabilities in order to sell EDGAR Online Pro to new customers, reduce cancellations and capitalize on the Microsoft relationship. With an expanded sales team we expect to increase seat-based subscriptions and our average price per subscriber.

Data Sales

                                 YEAR ENDED DECEMBER 31,
                               --------------------------
                                2001      2002      2003
                                ----      ----      ----
REVENUES (IN $000S)            $ 5,416   $ 5,380   $ 4,833
Percentage of total revenue         32%       33%       34%
Number of contracts                215       191       220
Average price per contract     $25,191   $28,168   $21,968

         The decrease in data sales in 2003 from 2002 was $547,000. This decrease was primarily attributable to the fact that two of our largest customers reduced their purchases by an aggregate of $1.0 million. We were able to offset these significant contract reductions by adding a number of new customers and by expanding the scope of services with our existing customers. In 2003, these two customers represented 10% of data sales and 3% of total revenue. In 2004, the data sales from these two customers are expected to remain approximately the same as in 2003. The decrease in data sales in 2002 from 2001 was due to the overall decrease in the number of contracts.

Technical services

                                YEAR ENDED DECEMBER 31,
                              --------------------------
                               2001      2002      2003
                               ----      ----      ----
REVENUES (IN $000S)           $6,782    $4,287    $2,805
Percentage of total revenue       40%       27%       19%

         The decrease in technical services revenue in 2003 from 2002 is primarily due to decreases in the services provided to Nasdaq, the sole client to which we provide technical services. In May 2003, the Nasdaq-Online.com website, that we previously hosted in our Rockville, Maryland facility, was moved out of our data center and into Nasdaq's facility, significantly reducing our technical services revenue during the second half of 2003. In 2004, Nasdaq further reduced their technical services contract and we expect technical services revenue will be approximately $200,000 per quarter. The decrease in technical services revenue in 2002 from 2001 is primarily due to contract terminations with two other consulting clients.

Advertising and E-Commerce

                                YEAR ENDED DECEMBER 31,
                              --------------------------
                               2001      2002      2003
                               ----      ----      ----
REVENUES (IN $000S)           $1,467    $1,355    $  728
Percentage of total revenue        8%        8%        5%

         The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and impressions due to the migration of many of our users to our premium service that does not support ads. In 2002, the decrease was partially offset by an increase in e-commerce activities such as list rentals and sales of third party data.

COST OF REVENUES

         Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period.

         Total cost of revenues for the year ended December 31, 2003 decreased $653,000, or 25%, to $2.0 million, from $2.6 million for the year ended December 31, 2002. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines, as well as the workforce reduction effected March 31, 2003.

         Total cost of revenues for the year ended December 31, 2002 decreased $1.8 million, or 41%, to $2.6 million from $4.4 million for the year ended December 31, 2001. The decrease in cost of revenues is primarily attributable to a decrease in content feeds and barter expense as well as the reassignment of certain previously billable employees to the development team due to lost technical services revenue.

OPERATING EXPENSES

         Selling and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2003 decreased $149,000, or 6%, to $2.2 million, from $2.3 million for the year ended December 31, 2002, due to a reduction in our discretionary advertising spending and marketing campaigns as well as the workforce reduction effected March 31, 2003. Sales and marketing expenses for the year ended December 31, 2002 decreased $87,000, or 4%, to $2.3 million, from $2.4 million for the year ended December 31, 2001, due to a reduction in our advertising spending and marketing campaigns offset by the addition of sales people in 2002.

         Development. Development expenses for the year ended December 31, 2003 decreased $545,000, or 24%, to $1.7 million, from $2.2 million for the year ended December 31, 2002. The decrease in development expenses is primarily due to the workforce reduction effected March 31, 2003. Development expenses for the year ended December 31, 2002 increased $96,000, or 4%, to $2.2 million, from $2.1 million for the year ended December 31, 2001, primarily due to the reassignment of certain previously billable employees from cost of sales to the development team which was offset by a reduction in expenses resulting from closing our Kirkland, Washington office.

         General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2003 decreased $535,000, or 7%, to $7.2 million, from $7.8 million for the year ended December 31, 2002. The decrease in general and administrative expenses was primarily due to the workforce reduction effected March 31, 2003. These decreases in 2003 were offset by costs incurred in association with a terminated proposed transaction. General and administrative expenses for the year ended December 31, 2002 decreased $658,000, or 8%, to $7.8 million, from $8.4 million for the year ended December 31, 2001 primarily due to a decrease in personnel and general corporate expenses.

         Restructuring Costs. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. We accrued $783,600 of related severance costs in the first quarter of 2003.

         During the second quarter of 2001, we recorded a $912,000 pre-tax charge associated with closing our Kirkland, Washington office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. We recorded an additional $84,000 in September 2001 related to severance expenses for certain employees of Financial Insight Systems, Inc. In 2002, approximately $182,000 of these charges were reversed as contract terminations were re-negotiated.

         Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the year ended December 31, 2003 decreased $377,000, or 13%, to $2.5 million, from $2.9 million for the year ended December 31, 2002 due to several fixed assets becoming fully depreciated in 2003. Depreciation and amortization for the year ended December 31, 2002 decreased $1.9 million, or 40%, to $2.9 million, from $4.8 million for the year ended December 31, 2001 due to the adoption of SFAS 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, as well as the retirement of assets associated with closing our Kirkland, Washington office.

Eliminating the goodwill amortization deduction resulted in a decrease in amortization expense of $1.6 million or $0.11 per share for the year ended December 31, 2002.

         Cumulative Effect of Change in Accounting Principle. As required by SFAS No. 142, which we adopted effective January 1, 2002, we performed a transitional assessment to determine whether there was an impairment of goodwill at the effective date. Based on this assessment, we recognized a $9.3 million non-cash charge, measured as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the charge.

SELECTED QUARTERLY REVENUE RESULTS

         The following table sets forth unaudited revenue results for each of our last eight fiscal quarters. In the opinion of management, this unaudited quarterly information has been prepared on a basis consistent with our audited consolidated financial statements and includes all adjustments (consisting of normal and recurring adjustments) that management considers necessary for a fair presentation of the data. These quarterly revenue results are not necessarily indicative of future quarterly patterns or revenue results. This information should be read in conjunction with our financial statements and the related notes included elsewhere in this annual report.

                                                              THREE MONTHS ENDED
                     -----------------------------------------------------------------------------------------------------
                      MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,
                        2002         2002         2002         2002         2003         2003         2003         2003
                     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (UNAUDITED)
REVENUE SOURCES:
Seat-based
  subscriptions..... $1,108,133   $1,254,537   $1,382,189   $1,402,949   $1,423,443   $1,484,441   $1,502,116   $1,543,367
Data sales..........  1,442,478    1,360,125    1,353,351    1,224,295    1,191,920    1,301,287    1,168,743    1,170,848

Technical services..  1,143,133    1,101,833    1,020,468    1,021,853    1,019,606    1,014,814      423,090      347,912
Advertising and
  e-commerce........    391,869      398,643      305,602      259,376      200,818      193,441      207,055      126,241
                     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total............... $4,085,613   $4,115,138   $4,061,610   $3,908,473   $3,835,787   $3,993,983   $3,301,004   $3,188,368
                     ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base and while maintaining stringent cost controls. Assuming no further revenue decreases, we expect to continue to have positive cash flows from operations, although no assurance can be given in that regard.

         Net cash provided by operating activities decreased from $674,070 to $1,566,038 for the years ended December 31, 2003 and 2002, respectively, primarily due to the increase in loss from operations. Capital expenditures, primarily for computers and equipment, totaled $600,154 for the year ended December 31, 2003 and $317,793 for the year ended December 31, 2002. The purchases were made to support our expansion and increased infrastructure.

         In December 2001 and January 2002, we consummated a private sale of common stock and warrants to certain institutional investors. Pursuant to these transactions, we sold an aggregate of 2,000,000 shares of common stock, at a purchase price of $2.50 per share, along with four-year warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $2.875 per share resulting in gross proceeds of $5,000,000. In connection with the transaction, we paid a transaction fee equal to 4.625% of the gross proceeds and issued a four-year warrant to purchase 40,000 shares of common stock at an exercise price of $2.50 per share.

         On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the agreement, we were required to make payments to Mr. Vos of $340,000 in 2003, and are required to make payments to Mr. Vos of $170,000 in 2004, and $42,000 in either 2005 or 2006. We have also paid or are obligated to make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos, one payment per year in 2003, 2004 and 2005. On March 31, 2003, we effected a plan to align our cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract, which began in the second half of 2003, by approximately $2.4 million annually. The plan entailed a reduction in workforce of 17%, which was effected in March 2003. We anticipate that this action will reduce operating expenses on an annualized basis by approximately $1.2 to $1.3 million. We incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with Mr. Vos.

         In connection with our acquisition of Financial Insight Systems, Inc. in October 2000, we issued $6,000,000 in promissory notes to the former owners of Financial Insight Systems. The notes were originally scheduled to mature on October 27, 2002. In March 2002, we extended the maturity date of the notes such that the holders of $5,700,000 in principal amount of the notes agreed to amend and restate their notes to provide for, among other things, the following schedule of principal payments: $1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003 and $1,900,000 on January 2, 2004.

         At December 31, 2003, we had cash on hand of $3.9 million. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital, including the note repayment, and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

         Our future contractual obligations at December 31, 2003, in thousands, were as follows:

                              2004     2005     2006     2007     Total
                             ------   ------   ------   ------   ------
Notes payable and interest   $1,926   $   --   $   --   $   --   $1,926
Operating leases                835      730      313       56    1,934
Severance payments              251      103       --       --      354
                             ------   ------   ------   ------   ------
                             $3,012   $  833   $  313   $   56   $4,214

         We intend to fund these obligations from our cash on hand at December 31, 2003, as well as through future operating cash flows and funds raised in this offering.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimated useful lives of intangible assets and the determination of restructuring obligations. We base our estimates on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that are believed to be reasonable under the circumstances.

         We derive revenues from four primary sources: seat-based subscriptions to our Web services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided. Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

         Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the estimated useful lives and fair values of intangible assets and the estimated fair value of goodwill. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product, or customer class inability to make payments, additional allowances will be required. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These evaluations are done with the assistance of an independent valuation firm and include assumptions regarding future cash flows, growth rates, and discount rates. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will not have a material impact on our financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, will not have a material impact on our financial position or results of operations.

         In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entity, non- special-purpose entities, is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

         In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

         We generally investment in short-term, low risk instruments. We believe that any change in interest rates would not have a material effect on our financial statements.

CURRENCY RATE FLUCTUATIONS

         Our results of operations, financial position and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use any derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements required by this Item 8 are set forth in Item 15 of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 15, 2003, we dismissed KPMG LLP (KPMG) as our principal accountant engaged to audit our financial statements. KPMG performed the audits of our financial statements for the fiscal years ended December 31, 1999, 2000, 2001 and 2002. During these periods and the subsequent interim period prior to their dismissal, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with KPMG's report, nor were there any "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (Regulation S-K). The audit reports of KPMG for our fiscal years ended December 31, 2001 and 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. On September 15, 2003, we engaged BDO Seidman, LLP (BDO Seidman) as our new independent accountants to audit our financial statements. Before engaging BDO Siedman, we had not consulted with them regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

         Our Audit Committee approved the change in accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Our current executive officers and directors and their respective ages as of March 30, 2004 are as follows:

NAME                                AGE    POSITION
----                                ---    --------
Susan Strausberg (1)                64     Chief Executive Officer, President, Secretary and Director

Marc Strausberg (1)                 69     Chairman of the Board of Directors

Greg D. Adams                       42     Chief Operating Officer, Chief Financial Officer and Director

Stefan Chopin                       45     Chief Technology Officer

Jonathan F. Bulkeley                42     Director

Benjamin A. Burditt (2)(3)          45     Director

Richard L. Feinstein (3)(4)         60     Director

Morton Mackof (2)(4)                56     Director

Mark Maged (2)(4)                   72     Director

Miklos A. Vasarhelyi (3)            60     Director

--------------------------
(1) Member of the Outside Directors Compensation Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

(4) Member of the Nominating Committee.

         SUSAN STRAUSBERG, one of our co-founders, has served as a member of our Board of Directors, Chief Executive Officer and Secretary since our formation in November 1995 and as President since January 2003. Ms. Strausberg served on the Board of Directors of RKO Pictures from December 1998 to May 2001. Ms. Strausberg is the wife of Marc Strausberg, our other co-founder and Chairman. Ms. Strausberg received a B.A. degree from Sarah Lawrence College.

         MARC STRAUSBERG, our other co-founder, has served as Chairman of our Board of Directors since our inception in November 1995. Mr. Strausberg is the husband of Susan Strausberg, our Chief Executive Officer and President. Mr. Strausberg received a B.A. degree from Muhlenberg College.

         GREG D. ADAMS joined us as our Chief Financial Officer in March 1999 and became Chief Operating Officer in January 2003. Mr. Adams became a member of the Board of Directors in February 2004. Mr. Adams is a Certified Public Accountant. From May 1996 to March 1999, Mr. Adams served as Senior Vice President Finance and Administration of PRT Group Inc., a technology solutions and services company. Mr. Adams is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams received a B.B.A. degree in Accounting from the College of William & Mary.

         STEFAN CHOPIN was a member of our Board of Directors from 1996 until February 2004, when he was appointed Chief Technology Officer. Mr. Chopin was previously the President of Pequot Group Inc., a technology development company for the financial services industry. From October 1998 to November 2001, Mr. Chopin was the Senior Vice President of Technology for iXL Enterprises, Inc., an e-business solutions provider.

         JONATHAN F. BULKELEY has been a member of our Board of Directors since April 2003. Mr. Bulkeley was our non-executive Vice Chairman from April 2003 to February 2004. Since February 1998, he has served as the non-executive Chairman of QXL ricardo plc, an online auction company in Europe. From February 2001 to October 2001, Mr. Bulkeley served as Chairman and CEO of LifeMinders Inc., an online direct marketing firm and served as a director of that company from August 1999 until October 2001. From January 1999 to January 2000, Mr. Bulkeley served as Chief Executive Officer of barnesandnoble.com. Mr. Bulkeley received a B.A. degree from Yale University.

         BENJAMIN A. BURDITT has been a member of our Board of Directors since April 2003. Mr. Burditt was the Senior Vice President of Scripps Ventures, LLC, a venture capital firm which he co-founded in 1996. He received an M.B.A. degree from Yale University and a B.A. degree in economics from Middlebury College.

         RICHARD L. FEINSTEIN has been a member of our Board of Directors since April 2003. Mr. Feinstein is currently a private consultant providing management and financial advice to clients in a variety of industries. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (Nasdaq: MAJR), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

         MORTON MACKOF joined our Board of Directors in February 2004. Currently a consultant, Mr. Mackof has served in numerous executive capacities with Nexaweb Technologies, Pact, International Business Machines, and Third Millennium Technology. Mr. Mackof also served as the President and Executive Vice President of Sales and Marketing for Track Data Corporation. Mr. Mackof received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute.

         MARK MAGED has been a member of our Board of Directors since March 1999. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the United States and internationally. From September 1995 through May 2000, he was chairman of Internet Tradeline, Inc. Mr. Maged received a B.S.S. from the College of the City of New York and an M.A. and L.L.B. from Harvard University.

         MIKLOS A. VASARHELYI joined our Board of Directors in February 2004. Since 1989, Dr. Vasarhelyi has been the KPMG Professor of Accounting Information Systems of the Graduate School of Management at Rutgers University, where he is also the director of the Rutgers Accounting Research Center. Dr. Vasarhelyi has also been a Technology Consultant for the E-Commerce Solutions Group of AT&T Laboratories since 1985. Dr. Vasarhelyi received B.S. degrees from the State University of Guanabara (Economics) and Catholic University of Rio de Janeiro (Electrical Engineering), an M.B.A. from the Massachusetts Institute of Technology in Management and a Ph.D. from the University of California, Los Angeles (Management Information Systems).

BOARD OF DIRECTORS AND COMMITTEES

         Our Board of Directors has an Audit Committee, a Compensation Committee, an Outside Directors Compensation Committee and a Nominating Committee.

         The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Messrs. Burditt, Feinstein and Vasarhelyi, each of whom are non-employee directors.

         The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board regarding such matters. The members of the Compensation Committee are Messrs. Mackof, Maged and Burditt. Mr. Maged serves as the Chairman of the Compensation Committee.

         The Outside Directors Compensation Committee has the discretion of granting compensation and stock options to the outside directors under the terms of the 1999 Outside Directors Stock Option Plan. The members of the Outside Directors Compensation Committee are Marc Strausberg and Susan Strausberg.

         The Nominating Committee reviews and assesses the composition of the Board, assists in identifying potential new candidates for Director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Messrs. Feinstein, Mackof and Maged.

AUDIT COMMITTEE FINANCIAL EXPERT

         Under new rules of the SEC, companies are required to disclose whether their audit committees have an

"audit committee financial expert" as defined in Item 401(h) of Regulation S-K under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Mr. Feinstein is a "financial expert" and is also "independent."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act generally requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require us to disclose any reporting violations with respect to the 2003 fiscal year which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms received by us, we believe that all required reports for the 2003 fiscal year have been timely filed.

CODE OF ETHICS

         We have adopted a written Code of Ethics (the "Code of Ethics") that applies to our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available on our website at www.edgar-online.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

CODE OF CONDUCT

         We have adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. A copy of the Code of Conduct is available on our website at www.edgar-online.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Conduct or any waiver of the Code of Conduct will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2003, 2002 and 2001 by our Chief Executive Officer and our four most highly compensated executive officers (other than our Chief Executive Officer).

                                                                               LONG-TERM
                                                                              COMPENSATION
                                               ANNUAL COMPENSATION             SECURITIES
                                               -------------------             UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR    SALARY   BONUS  OTHER (2)    OPTIONS (#)
---------------------------               ----    ------   -----  --------     ----------
Susan Strausberg (1)                      2003   $211,231   ---   $ 12,115        27,500
  Chief Executive Officer and President   2002   $152,923   ---        ---        14,000
                                          2001   $149,654   ---        ---        47,500

Marc Strausberg                           2003   $113,846   ---   $ 12,115        15,000
  Chairman                                2002   $146,885   ---        ---        14,000
                                          2001   $149,654   ---        ---        47,500

Tom Vos                                   2003   $ 41,731   ---   $340,000(3)        ---
  Former President and Chief              2002   $149,904   ---        ---        14,000
  Operating Officer                       2001   $149,173   ---        ---        47,500

Greg Adams (1)                            2003   $193,346   ---   $ 18,000       130,000
  Chief Operating Officer and Chief       2002   $149,904   ---   $ 43,049        14,000
  Financial Officer                       2001   $149,173   ---   $  8,100        47,500

(1) Effective January 27, 2003, Ms. Strausberg assumed the responsibilities of President and Mr. Adams assumed the responsibilities of Chief Operating Officer.

(2) Other compensation is comprised of commutation allowances and a commission paid in 2002 to Mr. Adams for certain sales.

(3) Includes amounts paid under a Separation and Release Agreement between us and Mr. Vos. Mr. Vos' employment terminated in March 2003.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding stock options granted to each of the executives named in the Summary Compensation Table above during the 2003 fiscal year. We have never granted any stock appreciation rights.

                                                                                        POTENTIAL REALIZABLE
                         INDIVIDUAL GRANTS(1)                                             VALUE AT ASSUMED
                         --------------------                                             ANNUAL RATES OF
                     NUMBER OF        PERCENT OF                                             STOCK PRICE
                    SECURITIES      TOTAL OPTIONS     EXERCISE                            APPRECIATION FOR
                    UNDERLYING        GRANTED TO      PRICE PER                            OPTION TERM(3)
                     OPTIONS         EMPLOYEES IN      SHARE                           ---------------------
      NAME           GRANTED           2003(2)           ($)      EXPIRATION DATE         5%           10%
      ----           -------           -------           ---      ---------------         --           --
Susan Strausberg..    27,500             3.79%         $ 1.10    February 11, 2013     $ 28,363     $ 43,713
Marc Strausberg...    15,000             2.07%         $ 1.10    February 11, 2013     $ 15,471     $ 23,843
Tom Vos...........        --               --              --                   --           --          --
Greg Adams........    30,000             4.13%         $ 1.00    February 11, 2013     $ 51,608     $ 99,946
                     100,000            13.78%         $ 1.21    June 18, 2013         $151,025     $312,155

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1996 and 1999 Stock Option Plans, as amended.

(2) In the 2003 fiscal year, we granted options to employees to purchase an aggregate of 725,550 shares of common stock.

(3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises depend on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information concerning the exercise of stock options during the 2003 fiscal year by each of the executives named in the Summary Compensation Table above and the fiscal year-end value of unexercised options. No options were exercised by any of the executives named in the Summary Compensation Table above during this period.

                            NUMBER OF
                      SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                      UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                         DECEMBER 31, 2003             DECEMBER 31, 2003 (1)
     NAME         EXERCISABLE       UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
     ----         -----------       -------------  -----------    -------------
Susan Strausberg     78,834             45,166       $ 10,350       $ 15,675

Marc Strausberg      78,834             32,666       $ 10,350       $  8,550

Tom Vos             373,834             17,666       $296,825             --

Greg Adams          238,834            147,666       $ 12,825       $ 66,100

(1) The fair market value of the common stock as of December 31, 2003 was $1.67.

EMPLOYMENT AGREEMENTS

         We entered into a five-year amended and restated employment agreement, dated as of May 6, 1999, with Susan Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Ms. Strausberg or us. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Ms. Strausberg's employment is terminated (either by her or us) within one year thereafter, Ms. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (i) $150,000 and (ii) the average of her last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of her employment and for one year thereafter. In consideration of Ms. Strausberg assuming the additional responsibilities of President, we and Ms. Strausberg executed an amendment to her employment agreement dated March 17, 2003. Ms. Strausberg's annual compensation was increased to $220,000 per annum and Ms. Strausberg was provided with a commutation allowance equal to $1,750 per month.

         We entered into a five-year amended and restated employment agreement dated as of May 6, 1999 with Marc Strausberg. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Strausberg or us. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Strausberg's employment is terminated (either by him or us) within one year thereafter, Mr. Strausberg will receive a severance benefit equal to the product of 2.99 times the sum of (i) $150,000 and (ii) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. We and Mr. Strausberg executed an amendment to his employment agreement dated March 17, 2003. Mr. Strausberg's annual compensation was decreased to $100,000 per annum and Mr. Strausberg was provided with a commutation allowance equal to $1,750 per month.

         We entered into a three-year amended and restated employment agreement dated February 1, 2002 with Greg Adams to serve as Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or us. The agreement provides Mr. Adams with a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event there is a change of control (as defined in the agreement) and Mr. Adams's employment is terminated (either by him or us) within one year thereafter, Mr. Adams will receive a severance benefit equal to the product of
2.99 times the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. In consideration of Mr. Adams assuming the additional responsibilities of Chief Operating Officer, we and Mr. Adams executed an amendment to his employment agreement dated February 17, 2003. Mr. Adams' annual compensation was increased to $195,000 per annum.

         We entered into a five-year amended and restated employment agreement dated June 29, 2001 with Tom Vos to serve as President and Chief Operating Officer. In March 2003, we and Mr. Vos entered into a Separation and Release Agreement (the "Separation Agreement") under which Mr. Vos' employment terminated with us as of February 24, 2003. We paid or agreed to pay Mr. Vos the following payments (i) $250,000 on or before April 16, 2003, (ii) $50,000 on or before January 15, 2004, (iii) $210,000 in 21 consecutive monthly installments of $10,000 commencing on or before April 16, 2003 and (iv) $42,000 in six (or fifteen at Mr. Vos' election) equal installments consistent with the our payroll dates commencing January 2005. All of the foregoing payments are immediately due and payable upon a change of control (as defined in the employment agreement with Mr. Vos) or upon Mr. Vos' death. Mr. Vos also has the right on or after June 30, 2004 to demand payment in full of payments then remaining due to him under the Separation Agreement, in which event all other benefits due Mr. Vos will terminate. We have paid and are also obligated to make scheduled payments in 2003, 2004 and 2005 to the Deferred Compensation Plan established for the benefit of Mr. Vos under the terms of the June 29, 2001 employment agreement. All stock options issued to Mr. Vos are fully vested as of April 25, 2003 and are exercisable through March 30, 2008. Mr. Vos agreed (i) to make himself available as a consultant on an as-needed basis at our request from April 25, 2003 through June 30, 2005 for no additional consideration and (ii) to non-compete and non-solicitation provisions which are effective through March 31, 2004.

         We entered into a one-year employment agreement dated February 18, 2004 with Stefan Chopin to serve as Chief Technology Officer. The agreement provides Mr. Chopin with a minimum salary of $195,000 and an annual bonus at the discretion of the Board of Directors. In the event there is a change of control (as defined in the agreement) and Mr. Chopin's employment is terminated (either by him or us) within one year thereafter, Mr. Chopin will receive a severance benefit equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No interlocking relationships exist between any members of our Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

DIRECTOR COMPENSATION

         Directors are currently eligible to receive stock options every three years under any one of our three stock option plans: the 1996 Stock Option Plan, the 1999 Stock Option Plan and the 1999 Outside Directors' Stock Option Plan. In August 2000, each of our non-employee directors was granted options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share under the 1999 Stock Option Plan. In August 2002, each of our non-employee directors were granted options to purchase 10,000 shares of our common stock at a price of $1.75 per share under our 1999 Outside Directors Stock Option Plan.

         In November 2002, a Merger and Acquisition Committee was formed consisting of our former outside directors, Bruce Bezpa and Stefan Chopin, and our current outside director, Mark Maged, to explore a proposed transaction. Each member of the committee was paid $7,500 in 2002 and $7,500 in 2003. The proposed merger was not consummated, and no further payments are due to the members of this committee, which has since been terminated.

         In January 2003, Douglas McIntyre, a former outside director, was granted options to purchase 15,000 shares of common stock at an exercise price of $1.42 per share under our 1999 Outside Directors Stock Option Plan. These options were cancelled when Mr. McIntyre resigned from the Board of Directors in April 2003.

         In April 2003, Messrs. Burditt and Feinstein were each granted options to purchase 15,000 shares at an exercise price of $0.86 per share under our 1999 Outside Directors Stock Option Plan.

         In April 2003, Jonathan Bulkeley was granted options to purchase 75,000 shares of our common stock at a price of $0.86 under our 1999 Stock Option Plan. Mr. Bulkeley also entered into a consulting agreement which paid him an annual salary of $60,000 to serve as non-executive Vice Chairman of the Board of Directors. On February 2, 2004, the consulting agreement was terminated. Mr. Bulkeley continues to serve on the Board of Directors.

         In February 2004, Messrs. Mackof and Vasarhelyi were each granted options to purchase 15,000 shares at an exercise price of $1.75 per share under our 1999 Outside Directors Stock Option Plan.

         In addition to the grant of stock options available to directors, non-employee directors are now eligible to receive $5,000 every six months as consideration for their service on the Board. On December 31, 2003, each of Messrs. Burditt, Chopin, Feinstein and Maged received $5,000. The next payment to the non-employee directors is due June 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2004 by:

    - each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

    -    each of our directors;

    -    each of the executives named in the Summary Compensation Table above;
         and

    -    all of our directors and executive officers as a group.

         Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them.

                                                             PERCENT
                                            NUMBER OF       OF SHARES
      NAME OF BENEFICIAL OWNER              SHARES (1)        OWNED
      ------------------------              ----------        -----
Executive Officers and Directors:

         Susan Strausberg (2) ..........    2,566,673         14.93%

         Marc Strausberg (3) ...........    2,566,673         14.93%

         Greg D. Adams (4) .............      261,833          1.52%

         Stefan Chopin (5)(6) ..........      311,884          1.83%

         Jonathan Bulkeley (7) .........       45,000             *

         Benjamin A. Burditt (8) .......        5,000             *

         Richard L. Feinstein (8) ......        5,000             *

         Morton Mackof .................            -             *

         Mark Maged (6) ................       45,143             *

         Miklos A. Vasarhelyi ..........            -             *

         All executive officers and
         directors as a group
               (10 persons) ............    3,240,533         18.48%

Other 5% Stockholders:

          Albert Girod (9) .............    1,641,725          9.66%
               11105 South Glen Road
               Potomac, MD 02085

         Bowne & Co., Inc. .............    1,000,000          5.89%
               345 Hudson Street
               New York, NY 10014

         Austin W. Marxe/David .........    2,142,604         12.43%
         Greenhouse (10)
                153 East 53rd Street
                New York, NY 10021

* Less than 1%.

(1) Shares of common stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 156,000 shares owned by Ms. Strausberg's husband, Marc Strausberg, EDGAR Online's Chairman of the Board and 2,212,840 shares owned by TheBean LLC as well as 101,000 shares issuable upon exercise of options exercisable within 60 days and 96,833 shares issuable upon exercise of options exercisable within 60 days owned by Ms. Strausberg's husband, Marc Strausberg. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.

(3) Includes 2,212,840 shares owned by TheBean LLC as well as 96,833 shares issuable upon exercise of options exercisable within 60 days and 101,000 shares issuable upon exercise of options exercisable within 60 days owned by Mr. Strausberg's wife, Susan Strausberg. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 261,833 shares issuable upon exercise of options exercisable within 60 days.

(5)      Includes shares owned jointly with Barbara Chopin, his wife.

(6) Includes 22,500 shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 25,000 shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days.

(9) Reflects amount derived from this person's Schedule 13G as filed with the SEC on January 15, 2004.

(10) Reflects amount derived from such persons' Schedule 13G as filed with the SEC on January 12, 2004.

STOCK OPTION PLANS

         We currently have three stock option plans: 1996 Stock Option Plan, 1999 Stock Option Plan, as amended, and 1999 Outside Directors Stock Option Plan. The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock to our officers, directors, employees and consultants. The 1999 Stock Option Plan (the "1999 Plan") provides for the granting of options to purchase up to an aggregate of 2,400,000 shares of our authorized but unissued common stock to our officers, directors, employees and consultants. Both the 1996 Stock Option and the 1999 Stock Option Plan are intended as an incentive to encourage stock ownership by officers and certain of our other employees in order to increase their proprietary interest in our continued growth and success and to encourage such employees to remain in the employ of EDGAR Online.

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

         As of March 29, 2004, 800,000 options were authorized under the 1996 Plan and options to purchase 644,955 shares were outstanding and 17,045 options were available for future grants. As of March 29, 2004, 2,400,000 options were authorized under the 1999 Plan, options to purchase 2,044,180 shares were outstanding and 209,445 options were available for future grants. As of March 29, 2004, 100,000 options were authorized under the 1999 Outside Directors Stock Option Plan, 90,000 options to purchase shares had been granted and 10,000 options were available for future grants. As of March 29, 2004, 100,000 options were authorized under the FreeEDGAR Stock Option Plan and 2,025 shares were outstanding. No future grants will be made under the FreeEDGAR Stock Option Plan.

         The exercise price of options granted under each plan are determined by the Compensation Committee, except that the exercise price of incentive stock options must be at least as equal to the fair market value of our common stock on the date of grant. Each of the plans authorizes the Board of Directors to provide for option vesting to accelerate and become fully vested in the event of certain significant corporate transactions if the options are not assumed or substituted by a successor corporation.

EQUITY COMPENSATION PLANS

         The following table sets forth information as of March 29, 2004 with respect to compensation plans under which our equity securities are authorized for issuance.

                                                                                      NUMBER OF
                                       NUMBER OF                                     SECURITIES
                                    SECURITIES TO BE             WEIGHTED             REMAINING
                                      ISSUED UPON            AVERAGE EXERCISE       AVAILABLE FOR
                                      EXERCISE OF               PRICE OF           FUTURE ISSUANCE
                                      OUTSTANDING              OUTSTANDING          UNDER EQUITY
                                      OPTIONS AND              OPTIONS AND          COMPENSATION
                                        WARRANTS                WARRANTS                PLANS
                                        --------                --------                -----
Equity compensation plans
approved by stockholders:              2,781,160 (1)              $2.53                332,382 (2)

Equity compensation plans not
approved by stockholders                     0                      0                        0

     Total                             2,781,160 (1)              $2.53                332,382 (2)

(1) Includes 644,955 options issued and outstanding in the 1996 Stock Option Plan with a weighted average exercise price of $2.44 per share, 2,044,180 options issued and outstanding under the 1999 Stock Option Plan with a weighted average exercise price of $2.61 per share, 2,025 options issued and outstanding under the FreeEDGAR Stock Option Plan with a weighted average exercise price of $3.03 and 90,000 options issued and outstanding in the 1999 Outside Director Plan with a weighted average exercise price of $1.46 per share.

(2) Includes 17,045 shares available for issuance under the 1996 Stock Option Plan, 209,445 shares available for issuance under the 1999 Stock Option Plan, 95,892 shares available for issuance under the FreeEDGAR Stock Option Plan and 10,000 shares available for issuance under the 1999 Outside Directors Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 2001, we loaned the sum of $400,000 to our executives, employees and outside directors for the purpose of purchasing shares of our common stock from TheBean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and Marc Strausberg, our Chairman of the Board, are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing Nasdaq market price on the date of sale. The loan was evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes were full recourse and were secured by the common stock purchased with the proceeds of the individual loans. The then acting executive officers and outside directors participating in this transaction were Tom Vos ($175,000 note and 100,000 shares), Greg Adams ($115,001 note and 65,715 shares), Bruce Bezpa ($10,001 note and 5,715 shares) and Mark Maged ($30,000 note and 17,143 shares). The shares of common stock described in this paragraph were registered for resale in a Registration Statement on Form S-3 that was declared effective in February 2002. At December 31, 2003, all outstanding loans to executive officers and directors were fully satisfied.

         We provide customized data feeds and subscriptions services to Bowne & Co., Inc., a beneficial owner of more than 5% of our outstanding common stock. Revenue from this relationship totaled $340,900 for the year ended December 31, 2003. We also purchased services from Bowne & Co., Inc. in the normal course of business totaling $42,214 for the year ended December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The information required by this item is hereby incorporated by reference to the section entitled "Fees Billed For Services Rendered By Independent Public Accountants During the 2003 Fiscal Year" from our definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

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

 10.35   Employment Agreement dated as of June 30, 2001 between the Company and
         Tom Vos.(11)

 10.36   Amended and Restated Employment Agreement dated as of August 1, 2001 between the Company and Paul Sappington.(11)

 10.37 Employment Agreement dated as of February 1, 2001 between the Company and Greg Adams.(11)

 10.38   Amended and Restated Employment Agreement dated as of April 13, 2001 between the Company and Jay Sears.(11)

 10.39 Amendment to Employment Agreement dated as of March 17, 2003 between the Company and Susan Strausberg. (12)

 10.40 Amendment of Employment Agreement dated as of March 17, 2003 between the Company and Marc Strausberg. (12)

 10.41 Amendment to Employment Agreement dated as of February 17, 2003 between the Company and Greg Adams. (12)

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 10.42   Separation and Release Agreement, dated March 28, 2003 between the
         Company and Tom Vos. (12)

 14.1    Code of Ethics

 14.2    Code of Conduct

 17.1    Resignation Letter of Marc Bell(6)

 21.1    Subsidiaries of EDGAR Online, Inc.

 31.1    Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

 31.2    Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

 32.1    Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

 32.2    Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

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

 (12) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(b)      Reports on Form 8-K

         On October 28, 2003, we filed a report on Form 8-K announcing the issuance of a press release describing our results of operations for the third quarter of 2003.

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               EDGAR ONLINE, INC.
                          FINANCIAL STATEMENT SCHEDULE

                        VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                        END OF
DESCRIPTION                             OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
-----------                             ----------   ----------   ----------   -------------   ----------
Allowance for Doubtful Accounts
  Receivable
Year ended December 31, 2001..........   $344,684     545,000       50,479       (642,654)      $297,509
Year ended December 31, 2002..........   $297,509     185,000           --       (258,162)      $224,347
Year ended December 31, 2003..........   $224,347     157,500           --       (185,806)      $196,041

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

                               EDGAR ONLINE, INC.

                        By:  /s/ SUSAN STRAUSBERG
                           --------------------------------
                               Susan Strausberg
                                President and
                            Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          SIGNATURE                                              TITLE                                 DATE
          ---------                                              -----                                 ----
/s/ Susan Strausberg                        President, Chief Executive Officer and Director       March 30, 2004
------------------------------
Susan Strausberg

/s/ Greg D. Adams                           Chief Financial Officer, Chief Operating
------------------------------              Officer and Director                                  March 30, 2004
Greg D. Adams

/s/ Stefan Chopin                           Chief Technology Officer                              March 30, 2004
------------------------------
Stefan Chopin

/s/ Marc Strausberg                         Chairman of the Board of Directors                    March 30, 2004
------------------------------
Marc Strausberg

/s/ Jonathan F. Bulkeley                    Director                                              March 30, 2004
------------------------------
Jonathan Bulkeley

/s/ Benjamin A. Burditt                     Director                                              March 30, 2004
------------------------------
Benjamin A. Burditt

/s/ Richard L. Feinstein                    Director                                              March 30, 2004
------------------------------
Richard L. Feinstein

/s/ Morton Mackof                           Director                                              March 30, 2004
------------------------------
Morton Mackof

/s/ Mark Maged                              Director                                              March 30, 2004
------------------------------
Mark Maged

/s/ Miklos A. Vasarhelyi                    Director                                              March 30, 2004
------------------------------
Miklos A. Vasarhelyi

                               EDGAR ONLINE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants -
  BDO Seidman, LLP..........................................                 F-2
Independent Auditors' Report - KPMG LLP.....................                 F-3
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................                 F-4
Consolidated Statements of Operations for the Years ended
  December 31, 2003, 2002, and 2001.........................                 F-5
Consolidated Statements of Changes in Stockholders' Equity
  for the Years ended December 31, 2003, 2002, and
  2001 .....................................................                 F-6
Consolidated Statements of Cash Flows for the Years ended
  December 31, 2003, 2002, and 2001.........................                 F-8
Notes to Consolidated Financial Statements..................                 F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
EDGAR Online, Inc.
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheet of EDGAR Online, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the financial statement schedule listed under Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/S/ BDO SEIDMAN, LLP

New York, NY
February 2, 2004

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
EDGAR Online, Inc.:

We have audited the accompanying consolidated balance sheet of EDGAR Online, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule listed under Item 15(c). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/S/ KPMG LLP

New York, New York
March 26, 2003

                               EDGAR ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      2003           2002
                                                                  ------------   ------------
                          ASSETS
Current assets:

Cash and cash equivalents .....................................   $  3,859,859   $  5,549,934
Accounts receivable, less allowance for doubtful accounts of
  $196,041 and $224,347, respectively .........................      1,430,460      1,561,899
Other current assets ..........................................        439,094        316,016
                                                                  ------------   ------------

     Total current assets .....................................      5,729,413      7,427,849

Property and equipment, net ...................................      1,477,284      1,693,334
Goodwill ......................................................      2,189,089      2,189,089
Intangible assets, net ........................................      9,464,601     11,134,774
Investments ...................................................             --         16,667
Employee loans and advances ...................................             --        431,596
Other assets ..................................................        284,824        325,383
                                                                  ------------   ------------
     Total assets .............................................   $ 19,145,211   $ 23,218,692
                                                                  ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable ..............................................   $    360,690   $    520,669
Accrued expenses ..............................................        700,689        749,226
Deferred revenues .............................................      2,040,016      1,743,901
Capital lease payable, current portion ........................             --          7,425
Current portion of notes payable ..............................      1,900,000      1,900,000
Accrued interest ..............................................         25,729         49,083
                                                                  ------------   ------------
     Total current liabilities ................................      5,027,124      4,970,304

Notes payable, long-term ......................................             --      1,878,394
Other long-term payables ......................................        102,972             --
                                                                  ------------   ------------
     Total liabilities ........................................      5,130,096      6,848,698

Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized,
  17,187,365 shares issued and 16,992,290 shares outstanding at December 31, 2003 and 17,003,792 shares issued and
  outstanding at December 31, 2002 ............................        171,874        170,038
Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, no shares issued or outstanding .................             --             --
Additional paid-in capital ....................................     58,318,751     58,177,153
Accumulated deficit ...........................................    (44,143,985)   (41,977,197)
Treasury stock, at cost, 195,075 and 0 shares at December
  31, 2003 and 2002, respectively .............................       (331,525)            --
                                                                  ------------   ------------
  Total stockholders' equity ..................................     14,015,115     16,369,994
                                                                  ------------   ------------

     Total liabilities and stockholders' equity ...............   $ 19,145,211   $ 23,218,692
                                                                  ============   ============

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2003           2002           2001
                                                           ------------   ------------   ------------
Revenues:
   Seat-based subscriptions ............................   $  5,953,367   $  5,147,808   $  3,387,290
   Data sales ..........................................      4,832,798      5,380,249      5,415,893
   Technical services ..................................      2,805,422      4,287,287      6,782,365
   Advertising and e-commerce ..........................        727,555      1,355,490      1,467,338
                                                           ------------   ------------   ------------
                                                             14,319,142     16,170,834     17,052,886
Cost of revenues .......................................      1,978,870      2,632,192      4,448,968
                                                           ------------   ------------   ------------
     Gross profit ......................................     12,340,272     13,538,642     12,603,918

Operating expenses:
  Sales and marketing ..................................      2,165,481      2,314,188      2,401,671
  Product development ..................................      1,699,062      2,243,758      2,147,864
  General and administrative ...........................      7,222,180      7,757,167      8,415,023
  Amortization and depreciation ........................      2,503,046      2,880,067      4,767,121
  Restructuring and severance costs ....................        783,600       (182,428)       995,482
                                                           ------------   ------------   ------------
                                                             14,373,369     15,012,752     18,727,161
                                                           ------------   ------------   ------------
     Loss from operations ..............................     (2,033,097)    (1,474,110)    (6,123,243)

Interest income ........................................         53,983        100,540        111,345
Interest expense and other, net ........................       (187,674)      (351,806)      (501,413)
Loss on investment .....................................             --             --       (275,000)
                                                           ------------   ------------   ------------
Loss before cumulative effect of change in
     accounting principle ..............................     (2,166,788)    (1,725,376)    (6,788,311)

Cumulative effect of change in accounting principle ....             --     (9,316,884)            --
                                                           ------------   ------------   ------------
     Net loss ..........................................   $ (2,166,788)  $(11,042,260)  $ (6,788,311)
                                                           ============   ============   ============
Loss before cumulative effect of change in accounting
     principle per share - basic and diluted ...........   $      (0.13)  $      (0.10)  $      (0.46)

Cumulative effect of change in accounting principle
     per share- basic and diluted ......................          (0.00)         (0.55)         (0.00)
                                                           ------------   ------------   ------------
Net loss per share - basic and diluted .................   $      (0.13)  $      (0.65)  $      (0.46)
                                                           ============   ============   ============
Weighted average shares outstanding
   - basic and diluted .................................     16,976,170     16,932,595     14,911,903
                                                           ============   ============   ============

See accompanying notes to consolidated financial statements

                               EDGAR ONLINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          COMMON STOCK              TREASURY STOCK
                                                     -----------------------   --------------------------
                                                       SHARES       AMOUNT        SHARES        AMOUNT
                                                     ----------   ----------   -----------   ------------
Balance at December 31, 2000......................   14,908,917   $  149,089            --   $         --
Comprehensive loss:
  Net loss........................................           --           --            --             --
  Other comprehensive loss
     Unrealized loss on investments...............           --           --            --             --

Total comprehensive loss

Issuance of common stock, net of issuance costs...      500,000        5,000            --             --
Exercise of stock options.........................       13,000          130            --             --
Stock compensation expense........................           --           --            --             --
                                                     ----------   ----------   -----------   ------------
Balance at December 31, 2001......................   15,421,917      154,219            --             --

Comprehensive loss:
  Net loss........................................           --           --            --             --

Total comprehensive loss

Issuance of common stock, net of issuance costs       1,500,000       15,000            --             --
Exercise of stock options.........................       81,875          819            --             --
Stock compensation expense........................           --           --            --             --
                                                     ----------   ----------   -----------   ------------
Balance at December 31, 2002......................   17,003,792      170,038            --             --

Comprehensive loss:
  Net loss........................................           --           --            --             --

Total comprehensive loss

Exercise of stock options.........................      179,500        1,795            --             --
Exercise of stock warrants........................        4,073           41            --             --
Purchase of treasury stock........................     (195,075)          --       195,075       (331,525)
                                                     ----------   ----------   -----------   ------------
Balance at December 31, 2003......................   16,992,290   $  171,874       195,075   $   (331,525)
                                                     ==========   ==========   ===========   ============

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                ADDITIONAL                    UNREALIZED
                                                 PAID-IN      ACCUMULATED      HOLDING
                                                 CAPITAL        DEFICIT       GAIN/LOSS        TOTAL
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2000 ...............   $ 53,483,008   $(24,146,626)  $     (2,070)  $ 29,483,401
Comprehensive loss:
  Net loss .................................             --     (6,788,311)            --     (6,788,311)
  Other comprehensive loss:
     Unrealized gain on investments ........             --             --          2,070          2,070
                                                                                            ------------
Total comprehensive loss ...................                                                  (6,786,241)
                                                                                            ------------
Issuance of common stock, net of issuance
  costs ....................................      1,245,000             --             --      1,250,000
Exercise of stock options ..................          3,120             --             --          3,250
Stock compensation expense .................         10,000             --             --         10,000
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2001 ...............     54,741,128    (30,934,937)            --     23,960,410

Comprehensive loss:
  Net loss .................................             --    (11,042,260)            --    (11,042,260)
                                                                                            ------------
Total comprehensive loss ...................                                                 (11,042,260)
                                                                                            ------------
Issuance of common stock, net of issuance
costs ......................................      3,366,750             --             --      3,381,750
Exercise of stock options ..................         66,940             --             --         67,759
Stock compensation expense .................          2,335             --             --          2,335
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2002 ...............     58,177,153    (41,977,197)            --     16,369,994

Comprehensive loss:
  Net loss .................................             --     (2,166,788)            --     (2,166,788)
                                                                                            ------------
Total comprehensive loss ...................                                                  (2,166,788)
                                                                                            ------------
Exercise of stock options ..................        141,639             --             --        143,434
Exercise of stock warrants .................            (41)            --             --             --
Purchase of treasury stock .................             --             --             --       (331,525)
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2003 ...............   $ 58,318,751   $(44,143,985)    $       --   $ 14,015,115
                                               ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                   2003           2002           2001
                                                               ------------   ------------   ------------
Cash flow from operating activities:
    Net loss ...............................................   $ (2,166,788)  $(11,042,260)  $ (6,788,311)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Stock compensation expense ...........................             --          2,335         10,000
      Depreciation .........................................        816,206      1,143,227      1,248,924
      Disposal of fixed assets included in restructuring ...             --             --        219,134
      Loss on investment ...................................             --             --        275,000
      Cumulative effect of change in accounting principle ..             --      9,316,884             --
      Amortization of intangibles ..........................      1,686,840      1,736,840      3,518,197
      Amortization of financing costs ......................         21,606         16,205             --
      Changes in assets and liabilities:
        Accounts receivable ................................        131,439        463,624        764,754
        Accounts payable and accrued expenses ..............       (208,516)      (409,355)       (92,351)
        Accrued interest ...................................        (23,354)       (25,917)            --
        Other long term payables ...........................        102,972             --             --
        Deferred revenues ..................................        296,115        350,679        427,306
        Income tax receivable ..............................             --             --        901,478
        Other, net .........................................         17,550         13,776       (419,646)
                                                               ------------   ------------   ------------
        Total adjustments ..................................      2,840,858     12,608,298      6,852,796
                                                               ------------   ------------   ------------
          Net cash provided by operating
            activities .....................................        674,070      1,566,038         64,485
                                                               ------------   ------------   ------------
Cash flow from investing activities:
    Sale of available-for-sale investments .................             --             --      1,500,000
    Capital expenditures ...................................       (600,154)      (317,793)      (598,832)
    Cash portion of purchase price of business
      combinations .........................................             --             --       (804,075)
                                                               ------------   ------------   ------------
          Net cash (used in) provided by investing
            activities .....................................       (600,154)      (317,793)        97,093
                                                               ------------   ------------   ------------
Cash flow from financing activities:
    Proceeds from issuance of common stock .................             --      3,381,750      1,250,000
    Proceeds from exercise of stock options and warrants ...        143,434         67,759          3,250
    Financing costs ........................................             --        (37,811)            --
    Principal payments on notes payable ....................     (1,900,000)    (2,546,000)      (161,785)
    Principal payments on capital lease obligations ........         (7,425)       (24,524)       (76,339)
                                                               ------------   ------------   ------------
          Net cash (used in) provided by
            financing activities ...........................     (1,763,991)       841,174      1,015,126
                                                               ------------   ------------   ------------
          Net (decrease) increase in cash
            and cash equivalent ............................     (1,690,075)     2,089,419      1,176,704
Cash and cash equivalents at beginning of year .............      5,549,934      3,460,515      2,283,811
                                                               ------------   ------------   ------------
Cash and cash equivalents at end of year ...................   $  3,859,859   $  5,549,934   $  3,460,515
                                                               ============   ============   ============
Supplemental disclosure of cash flow information:
  Cash paid for interest ...................................   $    206,033   $    301,461   $    498,318
Equipment acquired under capital lease .....................   $         --   $         --   $     32,170

See accompanying notes to consolidated financial statements.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. ("EDGAR Online" or the "Company"), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online Web site in January 1996. EDGAR Online is a financial and business information company specializing in providing information contained in U. S. Securities and Exchange Commission (the "SEC") filings in an easy-to-use, searchable and functional format. The Company sells to the corporate market and to individual investors through paid subscriptions and license agreements.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

The Company derives revenues from four primary sources: seat-based subscriptions to our Web services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically three or twelve months. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(b) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company's Web site by other Internet companies in exchange for the Company's advertising placed on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company applies the provisions of EITF 99-17, "Accounting for Advertising Barter Transactions" and, accordingly, recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $137,239, $308,942, and $643,724 in the years ended December 31, 2003, 2002, and 2001, respectively.

(c) WEB SITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, Accounting for Web Site Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes certain Web site costs for computer software developed or obtained for internal use. Capitalized software development costs totaled $589,020, and $533,098 at December 31, 2003 and 2002, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $62,484, $167,389, and $170,726, in the years ended December 31, 2003,
2002, and 2001, respectively.

(d) CASH AND CASH EQUIVALENTS

The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

(f) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter.

(g) LONG-LIVED ASSETS

Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Other intangible assets continue to be amortized over their estimated useful lives. The Company has reassessed the estimated useful lives of its intangible assets, which consist of accumulated know-how and customer based intangibles, and no changes have been deemed necessary.

(h) GOODWILL

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142.

The Company estimates fair value of its reporting units in accordance with the new standard and compares these valuations with the respective book values for each of the reporting units to determine whether any goodwill impairment exists.

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. in October 2000. In determining fair value, the Company considers past, present and future expectations of performance. As required by SFAS 142, the Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2003.

(i) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $83,243, $94,677, and $124,208, for the years ended December 31, 2003, 2002 and
2001, respectively.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(k) STOCK-BASED TRANSACTIONS

The Company accounts for stock-based transactions in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with SFAS 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board
(APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25), and comply with the disclosure provisions of SFAS 123. Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price.

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS 123, the Company's results of operations for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

                                                     2003           2002           2001
                                                 ------------   ------------   ------------
Net loss -- as reported ......................   $ (2,166,788)  $(11,042,260)  $ (6,788,311)
Compensation expense related to options-
Fair value method ............................     (1,471,236)    (2,364,898)    (2,543,088)
                                                 ------------   ------------   ------------
Net loss -- pro forma ........................   $ (3,638,024)  $(13,407,158)  $ (9,331,399)
                                                 ============   ============   ============
Basic and diluted net loss per share -- as
  reported ...................................   $      (0.13)  $      (0.65)  $      (0.46)
Basic and diluted net loss per share -- pro
  forma ......................................   $      (0.21)  $      (0.79)  $      (0.63)

The fair value of the options granted to employees in 2003, 2002 and 2001 as calculated under SFAS 123, ranged from $0.80 to $1.38, $1.75 to $2.96 and $1.08 to $3.37, respectively, with a weighted average fair value of $0.94, $2.81 and $1.80, respectively. The following assumptions were used in the calculations:

                                2003          2002          2001
                             ----------    ----------    ----------
Risk free interest rate ..   3.80%-4.35%   1.56%-3.54%   3.25%-4.97%
Expected life ............     10 years      10 years      10 years
Expected dividend yield ..            0%            0%            0%
Average volatility .......           94%          104%          142%

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(l) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The most significant concentration of credit risk relates to NASDAQ which comprised 1% and 24% of the Company's total gross receivable balance at December 31, 2003 and 2002, respectively. No other customer accounted for more than 10% of accounts receivable at December 31, 2003 or 2002.

NASDAQ comprised 28%, 34%, and 38% of the Company's total revenue during 2003, 2002 and 2001, respectively. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2003, 2002 or 2001. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The fair value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at December 31, 2003 and 2002, approximate their financial statement carrying value because of the immediate or short-term maturity of these instruments. The fair values of the Company's long-term obligations are discussed in notes 9 and 13.

(m) LOSS PER SHARE

Basic earnings per share excludes dilution for common stock equivalents and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,347,660, 3,124,643, and 2,805,010, for the years ended December 31, 2003, 2002 and 2001 respectively.

(n) BUSINESS SEGMENTS

In June 1997, the FASB issued SFAS No. 131,"Disclosure about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision making group.

(o) COMPREHENSIVE INCOME (LOSS)

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130) during 1998. SFAS 130 requires the Company to report in its financial statements, in addition to its net income (loss), comprehensive income
(loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's comprehensive loss is comprised of net income and unrealized gains and losses on marketable securities. Comprehensive loss is presented within the statement of changes in stockholders' equity.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p) USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates embedded in the consolidated financial statements for the periods presented include the allowance for doubtful accounts, fair values and useful lives of goodwill and other intangible assets, and the length of certain customer relationships. Actual results could differ from those estimates.

(q) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement will not have a material impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial position and results of operations.

In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's financial position or results of operations.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate purchase price of $28,148,575 has been allocated to the purchased assets and liabilities based on their relative fair market values at the date of acquisition. The excess purchase price over the estimated fair value of the tangible assets acquired has been allocated as follows: (1) $9,124,338 to accumulated know how with an estimated useful life of 10 years, (2) $4,044,645 to customer based intangibles with an estimated useful life of 12 years, (3) $4,194,264 to accumulated work force with an estimated useful life of 5 years and (4) $8,796,406 to goodwill with an estimated useful life of 12 years. Since the acquisition was a tax-free transaction, the $17,363,247 allocated to identifiable intangible assets created a book tax difference for which a corresponding deferred tax liability of $6,945,299 was established at the acquisition date. In addition, at the date of acquisition, the Company had net deferred tax assets of approximately $6,120,373 for which a valuation allowance of like amount had been recorded. The establishment of the FIS deferred tax liability eliminated the need for substantially all of the valuation allowance on the Company's deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance by the amount of the FIS deferred tax liability. This purchase accounting adjustment was recorded in 2001 when the valuation of the intangible assets acquired was finalized. The recognition of the FIS deferred tax liability and the reduction in the Company's valuation allowance increased and decreased goodwill by a like amount. See note 4 for a discussion of subsequent intangible asset impairment. The Company has treated this acquisition as a tax-free reorganization. The Company may be contingently liable for taxes associated with such acquisitions. In the event the tax-free nature of this transaction is successfully challenged, there may be a material adverse impact to the Company's financial position and results of operations. Management does not currently believe an unfavorable outcome to be probable or the resulting impact to be estimable. Accordingly, no provision has been made in connection with this contingency in the consolidated financial statements as of December 31, 2003.

On September 10, 1999, the Company acquired Partes Corporation (Partes), owner of the FreeEDGAR.com website. Under the terms of the agreement, the Company purchased all of the outstanding equity of Partes for $9,901,054. The purchase price included (1) the issuance of 908,877 shares of EDGAR Online common stock valued at $7,804,981, (2) the issuance of 75,039 EDGAR Online stock options and warrants, with a fair value of $259,176, in exchange for all outstanding Partes stock options, (3) the assumption of net liabilities totaling $847,786 and (4) $989,111 in fees and acquisition related expenses. Subsequent to the acquisition, the Company repaid Partes bank indebtedness of $919,879.

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

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions were accounted for under the purchase method of accounting and accordingly the estimated fair value of FIS' and Partes' assets and liabilities and the operating results of FIS and Partes from the effective dates of the acquisition have been included in the accompanying consolidated financial statements.

(4) GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS 142 effective January 1, 2002. The adoption of this accounting standard required that assembled workforce with a net book value of approximately $3,400,000 as of January 1, 2002 be subsumed into goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. SFAS 142 also required the Company to perform a transitional assessment by June 30, 2002, to determine whether there was an impairment of goodwill. To perform this assessment, the Company, assisted by an independent valuation firm, compared the fair value of the FIS reporting unitto the carrying amount of the related net assets. This assessment indicated that goodwill associated with the FIS acquisition was impaired as of January 1, 2002. Accordingly, the Company recognized an approximately $9.3 million non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The Company, assisted by an independent valuation firm, determined that there is no further impairment at December 31, 2002 and 2003 and there was no change in the carrying amount of goodwill. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

The following table reflects the reconciliation of reported loss before cumulative effect of change in accounting principle in total and per share to amounts adjusted for the exclusion of goodwill amortization for the prior periods:

                                                                             Year Ended December 31,
                                                                       2003            2002            2001
                                                                  -------------   -------------   -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Reported loss                                                     $  (2,166,788)  $  (1,725,376)  $  (6,788,311)
Goodwill amortization                                                        --              --       1,607,949
                                                                  -------------   -------------   -------------
Adjusted loss                                                     $  (2,166,788)  $  (1,725,376)  $  (5,180,362)
                                                                  =============   =============   =============
PER SHARE OF COMMON STOCK - BASIC AND DILUTED

Reported loss                                                     $       (0.13)  $       (0.10)  $       (0.46)
Goodwill amortization                                                        --              --            0.11
                                                                  -------------   -------------   -------------
Adjusted loss                                                     $       (0.13)  $       (0.10)  $       (0.35)
                                                                  =============   =============   =============

                                  December 31, 2003               December 31, 2002
                                             Accumulated                   Accumulated
                                  Cost      Amortization       Cost       Amortization
                             ------------   ------------   ------------   ------------
Other intangible assets:
Accumulated know-how         $  9,460,414   $  3,067,572   $  9,460,414   $  1,918,321
Customer based intangibles      4,495,522      1,423,763      4,495,522        902,841
                             ------------   ------------   ------------   ------------
                             $ 13,955,936   $  4,491,335   $ 13,955,936   $  2,821,162
                             ============   ============   ============   ============

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets for both of the years ended December 31, 2003 and December 31, 2002 was $1,670,173. The annual amortization expense expected for the year ended December 31, 2004 is $1,528,796. The annual amortization expense expected for each of the years ended December 31, 2005 through 2009 is $1,246,043.

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

(6) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction (16 employees) in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which released him from any further obligations to perform services as an employee of the Company. The Company accrued $783,600 of severance costs related to these actions in addition to $157,511 previously recorded amounts due to the former President and Chief Operating Officer. The Company has paid $587,058 through December 31, 2003. At December 31, 2003, $251,081 of the
remaining obligations are included in accrued expenses and $102,972 are included in long-term payables. The Company does not expect to incur additional costs in relation to these actions.

In 2001, the Company closed the Kirkland, WA office. The office closing completed the Company's consolidation of its technical operations. During the second quarter of 2001, the Company recorded a $912,000 pre-tax charge which is included in operating expenses in the consolidated statement of operations. These restructuring costs included employment termination charges for 14 employees, 11 of whom were discharged. In September 2001, the Company incurred $84,000 of additional severance costs related to restructuring at FIS. These restructuring costs included employment termination charges for 12 employees, all of whom were discharged. In 2002, the Company negotiated contract terminations, thereby eliminating $182,000 of obligations. These costs include the following:

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            2001                 Remaining
                                          Total           Activity             Obligation at
                                          Costs        Cash      Non-Cash    December 31, 2001
                                        ------------------------------------------------------
Write down of fixed assets              $ 234,243   $      --   $(234,243)       $      --
Non-recoverable lease payments            170,487     (61,352)    (11,853)          97,282
Non-cancelable service contracts          187,930     (95,292)     89,030          181,668
Employment termination payments           319,299    (236,799)    (54,500)          28,000
Employment termination payments - FIS      83,523     (83,523)         --               --
                                        ---------   ---------   ---------        ---------
Total restructuring costs               $ 995,482   $(476,966)  $(211,566)       $ 306,950
                                        =========   =========   =========        =========

                                                 2002               Remaining          2003          Remaining
                                               Activity           Obligation at      Activity     Obligation at
                                           Cash      Non-Cash   December 31, 2002      Cash      December 31, 2003
                                        --------------------------------------------------------------------------
Write down of fixed assets              $      --   $      --       $      --       $      --        $      --
Non-recoverable lease payments            (72,059)    (20,570)          4,653          (4,653)              --
Non-cancelable service contracts           (8,961)   (172,707)             --              --               --
Employment termination payments           (38,848)     10,848              --              --               --
Employment termination payments - FIS          --          --              --              --               --
                                        ---------   ---------       ---------       ---------        ---------
Total restructuring costs               $(119,868)  $(182,429)      $   4,653       $  (4,653)       $      --
                                        =========   =========       =========       =========        =========

All restructuring obligations related to the Kirkland, Washington closing are included in accrued expenses at December 31, 2002.

(7) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 is summarized as follows:

                                                                   DECEMBER 31,
                                                           -------------------------
                                                               2003          2002
                                                           -----------   -----------
Equipment...............................................   $ 4,382,743   $ 4,029,316
Furniture and fixtures..................................       395,733       395,733
Purchased software......................................       580,489       545,886
Software development costs..............................       589,019       533,098
Leasehold improvements..................................       384,971       228,367
Automobiles.............................................            --         6,000
                                                           -----------   -----------
Subtotal................................................     6,332,955     5,738,400
Less accumulated depreciation...........................    (4,855,671)   (4,045,066)
                                                           -----------   -----------
Total...................................................   $ 1,477,284   $ 1,693,334
                                                           ===========   ===========

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $816,206, $1,143,227 and $1,248,924, respectively.

At December 31, 2002, the Company had $32,170 of equipment under capital leases included in furniture and fixtures. This lease was fully paid in 2003. Related accumulated amortization totaled $11,700 and $7,108 at December 31, 2003 and 2002, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2003 and 2002:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2003         2002
                                                          ----------   ----------
Compensation and related benefits.......................  $  408,770   $  462,090
Professional fees.......................................      38,671      272,282
Restructuring and severance costs.......................     251,081        4,653
Other...................................................       2,167       10,201
                                                          ----------   ----------
Total...................................................  $  700,689   $  749,226
                                                          ==========   ==========

(9) NOTES PAYABLE

Notes payable consist of the following at December 31, 2003 and 2002:

                                                               DECEMBER 31,
                                                          -----------------------
                                                             2003         2002
                                                          ----------   ----------
Promissory notes........................................  $1,900,000   $3,800,000
Line of credit..........................................          --           --
Loan restructuring costs................................          --      (21,606)
                                                          ----------   ----------
  Total notes payable...................................   1,900,000    3,778,394
Less:
  Current portion.......................................   1,900,000    1,900,000
                                                          ----------   ----------
Notes payable, long-term................................  $       --   $1,878,394
                                                          ==========   ==========

In connection with the FIS acquisition, the Company issued a series of two-year senior subordinated secured promissory notes with a total principal amount of $6,000,000. Interest accrues at 7.5% annually and is payable quarterly in arrears on January 27, April 27, July 27 and October 27. Interest expense for the years ended December 31, 2003, 2002, and 2001 was $182,480, $342,541, and
$450,000, respectively. On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the FIS Notes. The holders of $5,700,000 in principal amount of FIS Notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900,000 which was made on April 1, 2002, $1,900,000 which was made on April 1, 2003 and $1,900,000 which was made on January 2, 2004. Interest will remain at 7.5% and will be payable according to the original terms. The Company deferred $37,811 of costs associated with the note restructuring. Amortization of these costs totaled $21,606 and $16,205 in 2003 and 2002, respectively. The holder of $300,000 of the FIS notes that did not participate in the negotiations was repaid in 2002. The fair value of the senior subordinated secured promissory notes at December 31, 2003 was estimated at approximately $1,900,000 based on the amount of future cash flows associated with the notes, discounted using an appropriate interest rate.

In October 1998, FIS entered into an agreement with a bank for a $200,000 line of credit. This agreement was increased in April 2000 to $500,000. At December 31, 2003 and 2002, no balance was outstanding under the facility and this line of credit is no longer available to the company. Related interest expense for the years ended December 31, 2003, 2002 and 2001 was $0, $2,977 and $36,094,
respectively.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total interest expense and other financing charges for the years ended December 31, 2003, 2002 and 2001, were $187,674, $351,806, and $497,450, respectively.

(10) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2003, the Company has approximately $19 million in federal net operating losses, which will expire between 2012 and 2023, and approximately $17 million of state net operating loss carry forwards, which will expire between 2003 and 2021.

As discussed in note 3, the Company allocated $17,363,247 of the FIS purchase price to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945,299 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120,373 for which a valuation allowance of a like amount had been recorded. The establishment of the FIS deferred tax liability eliminated the need for the valuation allowance on the Company's net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2003, 2002 and 2001 includes a tax benefit of approximately $498,000, $1,916,000, and $789,000, respectively, representing the decrease in FIS' deferred tax liability as a result of the amortization and impairment write-off of the FIS intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the FIS deferred tax liability.

As discussed in note 3, the Company allocated $6,351,492 of the FreeEdgar purchase price to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $2,540,000 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $4,719,592 for which a valuation allowance of a like amount had been recorded. The establishment of the FreeEdgar deferred tax liability eliminated the need for $2,540,000 of the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2003, 2002 and 2001 includes a tax benefit of approximately $170,000, $174,000, and $207,000, respectively, representing the decrease in the FreeEdgar deferred tax liability as a result of the amortization and impairment write-off of the FreeEdgar intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the FreeEdgar deferred tax liability.

The Company's tax provision differed from the amount computed using the federal statutory rate of 34% in 2003, 34% in 2002, and 35% in 2001:

                                                        YEAR ENDED DECEMBER 31
                                               ---------------------------------------
                                                   2003          2002          2001
                                               -----------   -----------   -----------
Expected federal income tax benefit ........   $  (736,708)  $(3,754,368)  $(2,361,639)
State taxes, net of federal effect .........       (24,300)      (20,896)      (86,094)
Amort. and write-off of non-deductible
  intangibles ..............................             -     2,045,633       363,833
Other permanent differences ................         8,866       (82,394)     (162,330)
Federal valuation allowance ................       752,142     1,812,025     2,246,230
                                               -----------   -----------   -----------
                                               $         0   $         0   $         0
                                               ===========   ===========   ===========

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's deferred tax assets and liabilities and related valuation allowance as of December 31, 2003 and 2002 are as follows:

                                                                 2003           2002
                                                              -----------   -----------
Deferred tax assets:
  Net operating loss carry forwards.........................  $ 7,831,244   $ 9,080,834
  Accruals and other, net...................................      128,621       293,894
  Stock compensation expense................................      465,200       479,648
                                                               -----------  -----------
Total deferred tax assets...................................    8,425,065     9,854,376
Federal and state valuation allowance.......................   (4,592,450)   (5,353,692)
                                                              -----------   -----------
Net deferred tax assets.....................................  $ 3,832,615   $ 4,500,684
                                                              ===========   ===========
Deferred tax liabilities:

 Identifiable intangibles..................................   $(3,832,615)  $(4,500,684)
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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules. The Company has not yet determined whether such an ownership change has occured.

(11) STOCKHOLDERS' EQUITY

Common Stock

In January 2002, the Company completed a private sale of 2,000,000 shares of common stock at a purchase price of $2.50 and 400,000 four-year warrants at an exercise price of $2.875 per share to certain institutional investors which resulted in gross proceeds of $5,000,000. 500,000 shares and 100,000 warrants were sold prior to December 31, 2001, and the remaining 1,500,000 shares and 300,000 warrants were sold on January 8, 2002. In connection with the 2002 transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. Total proceeds from the 2002 sale, net of issuance costs, were $3,381,750.

Stock Warrants

Since its inception, the Company has issued warrants to purchase Company common stock in return for various services rendered or in connection with certain debt and equity financings.

Warrant activity during the periods indicated is as follows:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                            WARRANTS     EXERCISE PRICE
                                                           ---------    ----------------
Outstanding at December 31, 2000.......................     351,299          $8.68
Issued.................................................     100,000          $2.88
Exercised..............................................          --             --
Cancelled..............................................          --             --
                                                           --------
Outstanding at December 31, 2001.......................     451,299          $7.43

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Issued.................................................   340,000         $2.83
Exercised..............................................        --            --
Cancelled..............................................        --            --
                                                         --------

Outstanding at December 31, 2002...................       791,299         $5.45

Issued.................................................        --            --
Exercised..............................................   (28,800)        $1.50
Cancelled..............................................   (20,000)        $1.50
                                                         --------
Balance at December 31, 2003...........................   742,499         $5.72
                                                         ========

The weighted average contractual life of warrants outstanding at December 31, 2003 and 2002 was 1.39 and 2.29 years, respectively.

(12) STOCK OPTION PLANS

In November 1998, the Company adopted the 1996 Stock Option Plan (the "1996 Plan") whereby the Company's Board of Directors may grant stock options to officers, employees, directors and consultants. The 1996 Plan authorizes the issuance of options to purchase up to 800,000 shares of the Company's common stock. Options granted may be either incentive stock options (ISOs) or non-qualified stock options. The exercise price and vesting schedule of the options are established on the grant date. However, the established exercise price for ISOs may not be less than the fair market value of the Company's common stock on the grant date. The 1996 Plan also provides that no options will have a term of longer than ten years.

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and the 1999 Outside Directors Stock Option Plan (the "1999 Directors Plan"). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2002, 2001 and August 1, 2000, the Plan was amended to increase the number of shares available for grant by 500,000, 500,000 and 800,000, respectively. As of December 31, 2003, 2,400,000 options are authorized under the 1999 Plan. The 1999 Directors Plan authorizes the issuance of options to purchase up to 100,000 shares of the Company's common stock.

Option activity for the 1996 Plan, the 1999 Plan and the 1999 Directors Plan during the periods indicated is as follows:

                                                                           WEIGHTED AVERAGE
                                                       NUMBER OF OPTIONS     OPTION PRICE
                                                       -----------------   ----------------
Outstanding at December 31, 2000.....................      1,548,806            $4.10
Issued...............................................      1,016,050            $1.86
Exercised............................................        (13,000)           $2.56
Cancelled............................................       (198,145)           $4.00
                                                           ---------
Outstanding at December 31, 2001................... ..     2,353,711            $3.16
Issued...............................................        423,775            $3.13
Exercised............................................        (81,875)           $0.83
Cancelled............................................       (362,267)           $4.05
                                                           ---------
Outstanding at December 31, 2002.....................      2,333,344            $3.09
Issued...............................................        725,550            $1.06
Exercised............................................       (179,500)           $0.80
Cancelled............................................       (274,233)           $3.91
                                                           ---------
Balance at December 31, 2003.........................      2,605,161            $2.60
                                                           =========

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $0, $2,355, and $10,000 of compensation expense in the years ended December 31, 2003, 2002, and 2001, respectively, calculated as the difference between the exercise price and the estimated fair value of stock options at the grant date, allocated over the vesting periods of the related options. These amounts have been included within sales and marketing expenses.

Options outstanding and exercisable at December 31, 2003 are as follows:

                               OPTIONS OUTSTANDING

                                                        WEIGHTED AVERAGE
   RANGE OF                                 NUMBER         REMAINING       WEIGHTED AVERAGE
EXERCISE PRICE                            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE
--------------                            -----------   ----------------   ----------------
$ 0.25 to  2.50.........................   1,259,308          7.61              $ 0.95
  2.51 to  5.00.........................   1,166,804          6.81                3.43
  5.01 to 10.00.........................     179,000          5.99                8.88
 20.01 to 25.00.........................          49          4.67               21.98
                                          ----------
  0.25 to 25.00.........................   2,605,161          7.14              $ 2.60
                                          ==========

                               OPTIONS EXERCISABLE

                                                           NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                                  EXERCISABLE    EXERCISE PRICE
-----------------------                                  -----------   ----------------
$ 0.25 to  2.50........................................     544,525         $ 0.76
  2.51 to  5.00........................................     863,787           3.56
  5.01 to 10.00........................................     179,000           8.88
 20.01 to 25.00........................................          49          21.98
                                                          ---------
  0.25 to 25.00........................................   1,587,361           3.20
                                                          =========

At December 31, 2003, 508,381 options are available for grant under the Company's option plans.

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) COMMITMENTS AND CONTINGENCIES

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $916,923, $1,061,605, and $1,243,278 for the years ended December 31, 2003, 2002, and
2001, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are as follows:

YEAR ENDING DECEMBER 31,                                   OPERATING LEASES
------------------------                                   ----------------
2004.....................................................     $  834,943
2005.....................................................        730,363
2006.....................................................        312,973
2007.....................................................         56,212
                                                              ----------
  Total..................................................     $1,934,491
                                                              ==========

(14) RELATED PARTY TRANSACTIONS

The Company provided services in the normal course of business to three shareholders in 2003, 2002 and 2001. Revenues from these related parties totaled $508,820, $633,043, and $788,281, respectively. The Company also purchased services in the normal course of business from two other shareholders in 2003 and 2002, and three in 2001, only one of which was included in the group of shareholders to whom we provided services, which totaled $195,348, $231,770, and $417,138 in 2003, 2002 and 2001, respectively.

In January 2001, we loaned the sum of $400,000 to certain executives, employees and outside directors of the Company for the purpose of purchasing shares of our common stock from The Bean LLC, an entity in which Susan Strausberg, our Chief Executive Officer and Marc Strausberg, our Chairman of the Board are beneficial owners. The common stock was purchased at a price of $1.75 per share, the closing Nasdaq market price on the date of sale. The loans were evidenced by separate loan and pledge agreements with, and three-year promissory notes of, each of the borrowers. The promissory notes are full recourse and secured by the common stock purchased with the proceeds of the individual loans. At December 31, 2003, all outstanding loans to executive officers and directors have been fully satisfied.

(15) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except for per share data):

                               EDGAR ONLINE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           FIRST    SECOND     THIRD    FOURTH
                                                          QUARTER   QUARTER   QUARTER   QUARTER
                                                          -------   -------   -------   -------
Year Ended December 31, 2003
Net revenues...........................................  $  3,836   $ 3,994   $ 3,301   $ 3,188
Gross profit...........................................  $  3,287   $ 3,492   $ 2,791   $ 2,770
Loss from operations...................................  $ (1,063)  $    47   $  (492)  $  (525)
Net loss...............................................  $ (1,116)  $    23   $  (519)  $  (555)

Net loss per share - basic and diluted.................  $  (0.07)  $  0.00   $ (0.03)  $ (0.03)
Weighted average shares outstanding -
basic and diluted......................................    17,004    16,978    16,916    17,007
                                                         ========   =======   =======   =======

Year Ended December 31, 2002
Net revenues...........................................  $  4,086   $ 4,115   $ 4,062   $ 3,908
Gross profit...........................................  $  3,393   $ 3,420   $ 3,409   $ 3,317
Loss from operations...................................  $   (114)  $  (325)  $  (295)  $  (740)
Loss before cumulative effect of change in accounting
principle .............................................  $   (208)  $  (379)  $  (348)  $  (790)
Net loss...............................................  $   (208)  $(9,696)  $  (348)  $  (790)

Loss before cumulative effect of change in accounting
principle per share - basic and diluted................  $  (0.01)  $ (0.02)  $ (0.02)  $ (0.05)
Net loss per share  basic and diluted  ................  $  (0.01)  $ (0.57)  $ (0.02)  $ (0.05)
Weighted average shares outstanding -
basic and diluted......................................    16,789    16,956    16,984    17,002
                                                         ========   =======   =======   =======

Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.