Form 10-Q
period 2004-03-31
EDGAR ONLINE INC
filed 2004-05-14
CIK 1080224

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Number of shares of common stock outstanding at May 14, 2004: 16,992,290 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q

                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003

                                      INDEX

                                                                                                    Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

         Three Months ended March 31, 2004 (unaudited) and December 31, 2003 ................           3

Condensed Consolidated Statements of Operations

         Three Ended March 31, 2004 (unaudited) and 2003 (unaudited) ........................           4

Condensed Consolidated Statements of Cash Flows

         Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited) .................           5

Notes to Condensed Consolidated Financial Statements ........................................           6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk ..........................          17

ITEM 4. Controls and Procedures .............................................................          17

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings ...................................................................          17

ITEM 2. Changes in Securities and Use of Proceeds ...........................................          17

ITEM 3. Defaults Upon Senior Securities .....................................................          17

ITEM 4. Submission of Matters to a Vote of Security Holders .................................          17

ITEM 5. Other Information ...................................................................          17

ITEM 6. Exhibits and Reports on Form 8-K ....................................................          18

Signatures ..................................................................................          19




                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               March 31, 2004
                                                                               (unaudited)     December 31, 2003
                                                                               -----------     -----------------
          ASSETS

Cash                                                                              $  1,359           $  3,860
Accounts receivable, less allowance of $226 and $196, respectively                   1,747              1,430
Other current assets                                                                   473                439
                                                                                  --------           --------
          Total current assets                                                       3,579              5,729

Property and equipment, net                                                          1,377              1,477
Goodwill                                                                             2,189              2,189
Other intangible assets, net                                                         9,047              9,465
Other assets                                                                           284                285
                                                                                  --------           --------
          Total assets                                                            $ 16,476           $ 19,145
                                                                                  ========           ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                                             $    922           $  1,061
Deferred revenues                                                                    2,318              2,040
Notes payable and accrued interest                                                      --              1,926
                                                                                  --------           --------
          Total current liabilities                                                  3,240              5,027
Long-term payables                                                                      82                103
                                                                                  --------           --------
          Total liabilities                                                          3,322              5,130
Stockholders' equity:
Common stock, $0.01 par value, 30,000,000 shares authorized,
          17,187,365 shares issued and 16,992,290 shares outstanding
          at March 31, 30, 2004 and December 31, 2003                                  172                172
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding                                                         --                 --
Additional paid-in capital                                                          58,319             58,319
Accumulated deficit                                                                (45,005)           (44,144)
Less: Treasury stock, at cost, 195,075 shares at March 31, 2004
          and December 31, 2003                                                       (332)              (332)
                                                                                  --------           --------
          Total stockholders' equity                                                13,154             14,015
                                                                                  --------           --------
          Total liabilities and stockholders' equity                              $ 16,476           $ 19,145
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

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2004               2003
                                                     --------           --------
Revenues:
      Seat-based subscriptions                       $  1,605           $  1,423
      Data sales                                        1,162              1,192
      Technical services                                  206              1,020
      Advertising and e-commerce                          173                201
                                                     --------           --------
Total revenues                                          3,146              3,836
Cost of revenues                                          485                548
                                                     --------           --------

Gross profit                                            2,661              3,288

Operating expenses:
      Sales and marketing                                 625                536
      Development expenses                                393                526
      General and administrative                        1,910              1,843
      Restructuring and severance charges                  --                784
      Depreciation and amortization                       596                661
                                                     --------           --------
                                                        3,524              4,350

             Loss from operations                        (863)            (1,062)

Interest and other income (expense)                         2                (54)
                                                     --------           --------

             Net loss                                $   (861)          $ (1,116)
                                                     ========           ========

Weighted average shares outstanding - basic
and diluted                                            16,992             17,004

Loss per share - basic and diluted                   $  (0.05)          $  (0.07)


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 2004              2003
                                                                               -------           -------
Cash flows from operating activities:

      Net loss                                                                 $  (861)          $(1,116)
      Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation                                                              178               227
         Amortization of intangibles                                               418               434
         Amortization of financing costs                                            --                 5
         Changes in assets and liabilities:
              Accounts receivable                                                 (317)              302
              Other assets, net                                                    (33)               50
              Accounts payable and accrued expenses                               (139)              339
              Deferred revenues                                                    278               101
              Accrued interest                                                     (26)               --
              Long term payables                                                   (21)              274
                                                                               -------           -------
                  Total adjustments                                                338             1,732
                                                                               -------           -------
                  Net cash (used in) provided by operating activities             (523)              616
                                                                               -------           -------

Cash used in investing activities:

      Purchases of property and equipment                                          (78)             (199)
                                                                               -------           -------
                  Net cash used in investing activities                            (78)             (199)
                                                                               -------           -------

Cash flows from financing activities:

      Principal payments on notes payable                                       (1,900)               --
      Principal payments on capital lease obligations                               --                (4)
                                                                               -------           -------
                  Net cash used in financing activities                         (1,900)               (4)
                                                                               -------           -------

Net change in cash and cash equivalents                                         (2,501)              413
Cash and cash equivalents at beginning of period                                 3,860             5,550
                                                                               -------           -------

Cash and cash equivalents at end of period                                     $ 1,359           $ 5,963
                                                                               =======           =======

Supplemental disclosure of cash flow information:

      Cash paid for interest                                                   $    26           $    74


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

EDGAR Online, Inc. (the "Company"), was incorporated in the State of Delaware in November 1995, launched its EDGAR Online Internet Web site in January 1996 and went public on June 1, 1999. The Company is a financial and business information company specializing in providing information contained in U.S. Securities and Exchange Commission (the "SEC") filings in an easy-to-use, searchable and functional format. The Company sells to the corporate market and to individual investors through paid subscriptions and license agreements.

The Company has a history of operating losses and has experienced a reduction in revenues in the three months ended March 31, 2004, as well as in the year ended December 31, 2003, as compared to the respective comparable prior periods and, as a result, has taken actions to reduce operating expenses. See Note 2, Restructuring and Severance Costs. The Company believes that its existing capital resources and cash generated from operations will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures through at least March 31, 2005. These financial statements have been prepared on a basis that the Company will continue as a going concern.

The unaudited interim financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and 2003, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations for the three months ended March 31, 2004 and 2003, and its cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 are not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC in March 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the fair values of goodwill and other intangible assets and the estimated useful lives of intangible assets.

(2)   RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction (16 employees) in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which released him from any further obligations to perform services as an employee of the Company. The Company accrued $783,600 of severance costs related to these actions in addition to $157,511 previously recorded amounts due to the former President and Chief Operating Officer. The Company has paid $687,167 through March 31, 2004. At March 31, 2004, $171,972 of the remaining obligations are included in accrued expenses and $81,972 are included in long-term payables. The Company does not expect to incur additional costs in relation to these actions.

(3)   INCOME/(LOSS) PER SHARE

Income/(loss) per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98. Under SFAS No. 128, basic earnings per share excludes dilution for common stock equivalents and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earning per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (common stock equivalent shares) were exercised or converted and resulted in the issuance of common stock. Common stock equivalent shares consist of stock options and stock warrants (using the treasury stock method) which are excluded from the computation if their effect is anti-dilutive.

Diluted loss per share has not been presented separately as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,473,659 and 3,305,612 at March 31, 2004 and 2003, respectively.

(4)   STOCK BASED TRANSACTIONS

The Company accounts for stock-based transactions in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price. SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS No. 123. As permitted under SFAS No. 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the pro forma disclosures of the effect of adopting the fair value method as required by SFAS 123. The Financial Accounting Standards Board recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and nine months ended March 31, 2004 and 2003 would have been as follows:

                                                      Three Months Ended
                                                         September 30,
                                                    2004              2003
                                                  -------           -------
Net loss - as reported                            $  (861)          $(1,116)
Compensation expense related to options-
as reported                                            --                --
Compensation expense related to options-
fair value method                                    (228)             (428)
                                                  -------           -------
Net loss - pro forma                              $(1,089)          $(1,544)
                                                  =======           =======
Basic and diluted net loss per
  share - as reported                             $ (0.05)          $ (0.07)
Basic and diluted net loss per
  share - pro forma                               $ (0.06)          $ (0.09)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a financial and business information company that specializes in providing information contained in SEC filings in an easy-to-use, searchable and functional format. By using our products and services, customers can quickly view and analyze a public company's business, financial and ownership history. Our customers include financial institutions, investment funds, asset managers, market data professionals, accounting firms, law firms, corporations and individual investors. Our services are available through subscriptions and license agreements.

Our current products and services include the following:

Subscription Services. Our subscription services include: our premier product, EDGAR Online Pro; our mid-tiered product, EDGAR Online Access; and our free product, FreeEDGAR. Subscribers to our services include Moody's Investors Service, UBS Warburg and Bank of America.

Digital Data Feeds. Through EDGAR Online Explorer, we license services that integrate our products into our customers' existing applications. We provide one or more of our digital feeds to companies such as Dun & Bradstreet, Reuters, Standard & Poor's, and Yahoo! Finance.

Other Services. We provide technical and consulting services for the Nasdaq stock market, as well as ancillary advertising and e-commerce services to various websites.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

REVENUES

Total revenues for the three months ended March 31, 2004 decreased 18% to $3.1 million, from $3.8 million for the three months ended March 31, 2003. The net decrease in revenues is primarily attributable to a $814,000, or 80%, decrease in technical services revenues which was partially offset by a $182,000, or 13%, increase in seat-based subscriptions.

SEAT-BASED SUBSCRIPTIONS

                                               QUARTER ENDED MARCH 31,
                                             -------------------------
                                               2004              2003
                                               ----              ----
Revenues (in $000s)                          $ 1,605           $ 1,423
Percentage of total revenue                       51%               37%
Number of subscribers                         26,000            27,000
Average annual price per subscriber          $   247           $   211



The increase in seat-based subscription revenue for the quarter ended March 31, 2004 is primarily due to an increase in the average price per seat. Since March 2003, the number of subscriptions for our premium product, EDGAR Online Pro, has increased by 1,800. This increase in premium subscriptions was offset by cancellations and user migrations from our mid-tiered service, EDGAR Online Access. In late 2003 and early 2004, we expanded our telesales and account management capabilities in order to sell EDGAR Online Pro to new customers, reduce cancellations and capitalize on a relationship with Microsoft Corp.

("Microsoft"). With an expanded sales team, we expect to continue to increase seat-based subscriptions and our average price per subscriber.

DATA SALES

                                            QUARTER ENDED MARCH 31,
                                            -----------------------
                                             2004              2003
                                             ----              ----
Revenues (in $000s)                        $ 1,162           $ 1,192
Percentage of total revenue                     37%               31%
Number of contracts                            220               200
Average annual price per contract          $21,127           $23,840


Data sales have remained relatively unchanged despite the increase in the overall number of contracts because we have been able to offset larger contract reductions by adding a number of smaller, new customers and by expanding the scope of services with our existing customers.

TECHNICAL SERVICES

                                        QUARTER ENDED MARCH 31,
                                        -----------------------
                                         2004             2003
                                         ----             ----
Revenues (in $000s)                     $  206           $1,020
Percentage of total revenue                  7%              27%


The decrease in technical services revenue for the three months ended March 31, 2004 is due to decreases in the services provided to Nasdaq, the sole client to which we provide technical services. In May 2003, the Nasdaq-Online.com website, that we previously hosted in our Rockville, Maryland facility, was moved out of our data center and into Nasdaq's facility, significantly reducing our technical services revenue during the second half of 2003. In 2004, Nasdaq further reduced their technical services contract and we expect technical services revenue will continue to be approximately $200,000 per quarter.

ADVERTISING AND E-COMMERCE

                                   QUARTER ENDED MARCH 31,
                                   -----------------------
                                     2004           2003
Revenues (in $000s)                  $173           $201
Percentage of total revenue             5%             5%

The slight decrease in advertising and e-commerce revenues for the three months ended March 31, 2004 is primarily due to a slight decrease in e-commerce revenues.

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

Total cost of revenues for the three months ended March 31, 2004 decreased $63,000, or 11%, to $485,000 from $548,000 for the three months ended March 31, 2003. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines, as well as the workforce reduction effected March 31, 2003.

OPERATING EXPENSES

Selling and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2004 increased $89,000, or 17%, to $625,000, from $536,000 for the three months ended March 31, 2003, due to expenditures required to increase our sales force as well as outside consulting fees.

Development. Development expenses for the three months ended March 31, 2004 decreased $133,000, or 25%, to $393,000, from $526,000 for the three months ended March 31, 2003. The decrease in development expenses is primarily due to the workforce reduction effected March 31, 2003.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2004 increased $67,000, or 4%, to $1.9 million, from $1.8 million for the three months ended March 31, 2003. The slight increase was primarily due to the addition of a Chief Technology Officer and resulting initiatives.

Severance Costs. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. We accrued $783,600 of related severance costs in the first quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the three months ended March 31, 2004 decreased $65,000, or 10%, to $596,000 from $661,000 for the three months ended March 31, 2003, due to several fixed assets becoming fully depreciated in 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls. Assuming no further revenue decreases, we expect to yield positive cash flows from operations, although no assurance can be given in this regard.

Net cash used in operating activities was $523,000 for the quarter ended March 31, 2004, a decrease from net cash provided from operating activities of $616,000 in the first quarter of 2003. This is primarily due to an increase in accounts receivable resulting from price increases implemented in December 2003 and an increased number of annual billings as well as expenditures necessary to increase our sales efforts. In addition, we filed a Registration Statement on Form S-2 in March 2004 and anticipate net proceeds from this financing of approximately $5.0 million.

Capital expenditures, primarily for computers and equipment, totaled $78,000 for the three months ended March 31, 2004 and $199,000 for the three months ended March 31, 2003. The purchases were made to support our expansion and increased infrastructure.

On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the agreement, we were required to make payments to Mr. Vos of $340,000 in 2003, and are required to make payments to Mr. Vos of $170,000 in 2004, and $42,000 in either 2005 or 2006. We have also paid or are obligated to make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos, one payment per year in 2003, 2004 and 2005. On March 31, 2003, we effected a plan to align our cost structure with then current business conditions. These conditions included an anticipated reduction in technical services revenues provided to Nasdaq, which began in the second half of 2003, by approximately $2.4 million annually. This plan entailed a reduction in workforce of 17%, which was effected in March 2003. We incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with Mr. Vos.

In connection with our acquisition of FIS in October 2000, we issued $6,000,000 in promissory notes to the former owners of FIS. The notes were originally scheduled to mature on October 27, 2002. In March 2002, we extended the maturity date of the notes such that the holders of $5,700,000 in principal amount of the notes agreed to amend and restate their notes to provide for, among other things, the following schedule of principal payments: $1,900,000 on April 1, 2002, $1,900,000 on April 1, 2003, and $1,900,000 on January 2, 2004. All
payments have been made and no further obligations remain under these notes.

At March 31, 2004, we had cash on hand of $1.4 million. We believe that our existing capital resources and projected cash generated from operations, as well the net proceeds from the sale of securities under our Registration Statement on Form S-2 filed in March 2004, as amended, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

                                  RISK FACTORS

The condensed consolidated financial statements and notes thereto included in this report and the related discussion describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We, therefore, have included the following discussion of certain factors which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSES FOR THE FORESEEABLE FUTURE. IF WE ARE UNABLE TO ACHIEVE PROFITABILITY, OUR BUSINESS WILL SUFFER AND OUR STOCK PRICE IS LIKELY TO DECLINE.

We have never operated at a profit and we anticipate incurring a loss in 2004, and may incur additional losses in 2005. At March 31, 2004, we had an accumulated deficit of $45.0 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $17.1 million in 2001, to approximately $16.2 million in 2002 to approximately $14.3 million in 2003. Revenues for the first quarter of 2004 totaled $3.1 million. We do not anticipate any significant revenue increase in 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

WE HAVE LIMITED WORKING CAPITAL WHICH MAY RESTRICT THE RATE OF OUR REVENUE
GROWTH.

At March 31, 2004, we had working capital of approximately $339,000. We use working capital to increase our sales and marketing efforts, to develop new or enhance existing services, to respond to competitive pressures and to fund potential acquisitions and expansion. If our working capital becomes depleted, our ability to fund expansion, take advantage of unanticipated opportunities, increase our sales force, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited, which could harm our revenue growth.

NASDAQ ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUE. HOWEVER, OUR NASDAQ-RELATED REVENUE HAS BEEN DECREASING OVER THE LAST FEW YEARS AND WE EXPECT THAT THIS TREND WILL CONTINUE.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 14% and 32% of our revenue for the first quarters ended March 31, 2004 and 2003, respectively. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

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

THE TIMELINESS OF ACCEPTANCE OF XBRL IS UNCERTAIN AND ITS FAILURE TO GROW COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS.

We believe our future growth depends, in part, on the adoption of the new the new eXtensible Business Reporting Language ("XBRL") data standard. In particular, we believe that our association with the XBRL Tool For Microsoft Office will provide us with a new source of subscribers. The beta version for the XBRL Tool For Microsoft Office is expected to be released late in the second quarter of 2004. Since the XBRL Tool For Microsoft Office is based on a new reporting language data standard, it is difficult to predict the demand, timing and rate of market adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON FURTHER DEVELOPING OUR RELATIONSHIP WITH MICROSOFT AND UNISYS. FAILURE TO DO SO WILL IMPAIR OUR ABILITY TO GROW AND BECOME PROFITABLE.

In November 2003, we reached a non-binding Memorandum of Understanding with Microsoft under which we will provide public company data for the Microsoft Office 2003 XBRL Tool For Microsoft Office. We do not, however, have a binding, long-term or exclusive contract with Microsoft. We cannot assure you that this relationship will be successful or that it will extend beyond its initial term. Additionally, in June 2003, we entered into a one-year renewable agreement with Unisys Corporation ("Unisys") to provide services in conjunction with a project to consolidate the collection, editing and access of quarterly bank call reports into a central data repository, accessible by banking regulators, financial institutions and the public. The first reports are expected to be filed under the new system in the fourth quarter of 2004. If either of these relationships are terminated or changed significantly, we may not be able to increase our revenues and achieve profitability in the short-term.

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

We plan to continue to expand our operations and market presence by making acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances, with other companies. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. No specific transactions are pending at the current time and we cannot assure you that we will consummate any transactions in the future. However, these transactions create risks, such as:

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD THREATEN OUR ABILITY TO OPERATE OUR BUSINESS SUCCESSFULLY.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, our Chief Executive Officer, President and Secretary, Greg D. Adams, our Chief Financial Officer and Chief Operating Officer, Marc Strausberg, our Chairman, and Stefan Chopin, our Chief Technology Officer, all of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for qualified personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

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

WE COULD FACE LIABILITY AND OTHER COSTS RELATING TO OUR STORAGE AND USE OF PERSONAL INFORMATION ABOUT OUR USERS.

Users provide us with personal information, including credit card information, that we do not share without the user's consent. Despite this policy of requiring consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

At various times during the period from February 2003 through May 2004, the closing bid price of our common stock was below $1.00. If the closing bid price of our stock were to drop below $1.00 per share and remain below $1.00 per share for thirty consecutive business days, we would be in violation of the continued listing requirements of the Nasdaq National Market and would risk the delisting of our shares from Nasdaq. Even if the minimum per share bid price of our common stock is maintained, we must also satisfy other listing requirements of the Nasdaq National Market, such as maintaining equity of at least $10 million. If we fail to satisfy any of the maintenance requirements, our common stock could be delisted from the Nasdaq National Market. Although in that event we could apply to list our shares with the Nasdaq SmallCap Market, being delisted from the Nasdaq National Market could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the past 52-week period, the highest closing sales price of our common stock has been $2.41 and the lowest closing sales price of our common stock has been $0.71. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

We, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of our employees and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

On April 27, 2004, our former employee, A. Jason Sears, filed suit against us in the United States District Court for the District of Connecticut. The suit purports to allege causes of action for breach of contract, breach of the covenant of good faith and fair dealing, slander per se, negligent infliction of emotional distress and various causes of action pursuant to Connecticut's statutory employment law, arising out of the expiration of plaintiff's employment agreement on April 30, 2004. Plaintiff seeks compensatory damages as well as other relief. We are at the initial stages of this litigation and expect to defend the action vigorously. We do not expect this litigation to have a material impact on our financial condition or results of operation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

With respect to the required vote necessary to approve proposal two in the Company's Proxy Statement on Schedule DEF14A filed with the SEC on April 30, 2004, the affirmative vote of a majority of the outstanding shares of Common Stock, rather than the holders of a majority of the shares of

Common Stock present and entitled to vote at the annual meeting, is required to approve the proposed amendment to the Charter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.    Exhibits:

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------

        10.43 Employment Agreement dated as of April 26, 2004 between the Company and Marc Strausberg.

        10.44 Employment Agreement dated as of April 26, 2004 between the Company and Susan Strausberg.

        31.1            Certification of Chief Executive Officer pursuant
                        Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2            Certification of Chief Financial Officer pursuant
                        Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1            Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2            Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Reports on Form 8-K:

On February 4, 2004, we filed a report on Form 8-K noting a press release and conference call on February 3, 2004 which discussed the Company's 2003 results of operations.

On February 6, 2004, we filed a report on Form 8-K noting the addition of two members to the Board of Directors.

On February 17, 2004, we filed a report on Form 8-K noting the addition of a Chief Technology Officer and subsequent change to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EDGAR ONLINE, INC.

                                                      (Registrant)


Dated: May 14, 2004                                  /s/ Susan Strausberg
                                                     -----------------------
                                                     Susan Strausberg
                                                     President, Chief
                                                     Executive Officer
                                                     and Secretary

                                                     /s/ Greg D. Adams

                                                     -----------------------
                                                     Greg D. Adams
                                                     Chief Operating Officer and
                                                     Chief Financial Officer