Form 10-Q
period 2004-06-30
EDGAR ONLINE INC
filed 2004-08-13
CIK 1080224

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

Number of shares of common stock outstanding at August 13, 2004: 22,442,290 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
                  FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2003

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

          June 30, 2004 (unaudited) and December 31, 2003 ....................................     3

Condensed Consolidated Statements of Operations

          Three and Six Months Ended June 30, 2004 and 2003 (unaudited).......................     4

Condensed Consolidated Statements of Cash Flows

          Six Months Ended June 30, 2004 and 2003 (unaudited) ................................     5

Notes to Condensed Consolidated Financial Statements (unaudited)..............................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.     9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................    19

ITEM 4. Controls and Procedures ..............................................................    19

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................................    19

ITEM 2. Changes in Securities and Use of Proceeds.............................................    19

ITEM 3. Defaults Upon Senior Securities.......................................................    19

ITEM 4. Submission of Matters to a Vote of Security Holders...................................    19

ITEM 5. Other Information.....................................................................    20

ITEM 6. Exhibits and Reports on Form 8-K......................................................    20

Signatures ...................................................................................    21

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           June 30, 2004
                                                                            (unaudited)  December 31, 2003
                                                                            -----------  ----------------
ASSETS

Cash ...................................................................      $  5,278       $  3,860
Accounts receivable, less allowance of $204 and $196, respectively .....         2,336          1,430
Other current assets ...................................................           311            439
                                                                              --------       --------
          Total current assets .........................................         7,925          5,729

Property and equipment, net ............................................         1,325          1,477
Goodwill ...............................................................         2,189          2,189
Other intangible assets, net ...........................................         8,630          9,465
Other assets ...........................................................           284            285
                                                                              --------       --------

          Total assets .................................................      $ 20,353       $ 19,145
                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ..................................      $    993       $  1,061
Deferred revenues ......................................................         2,737          2,040
Notes payable and accrued interest .....................................            --          1,926
                                                                              --------       --------
          Total current liabilities ....................................         3,730          5,027

Long term payables .....................................................            61            103
                                                                              --------       --------

          Total liabilities ............................................         3,791          5,130

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding ........................................            --             --
Common stock, $0.01 par value, 30,000,000 shares authorized,
          22,637,365 shares issued and 22,442,290 shares outstanding at
          June 30, 2004 and 17,187,365 shares issued and 16,992,290
          shares outstanding at December 31, 2003 ......................           226            172
Additional paid-in capital .............................................        62,455         58,319
Accumulated deficit ....................................................       (45,787)       (44,144)
Less: Treasury stock, at cost, 195,075 shares at June 30, 2004
          and December 31, 2003 ........................................          (332)          (332)
                                                                              --------       --------

          Total stockholders' equity ...................................        16,562         14,015
                                                                              --------       --------

          Total liabilities and stockholders' equity ...................      $ 20,353       $ 19,145
                                                                              ========       ========


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       Three Months Ended            Six Months Ended
                                                            June 30,                      June 30,
                                                     -----------------------       -----------------------
                                                       2004           2003           2004           2003
                                                     --------       --------       --------       --------
Revenues:
      Seat-based subscriptions ................      $  1,715       $  1,485       $  3,320       $  2,908
      Data sales ..............................         1,095          1,301          2,257          2,493
      Technical services ......................           207          1,015            413          2,035
      Advertising and e-commerce ..............           220            193            393            394
                                                     --------       --------       --------       --------
Total revenues ................................         3,237          3,994          6,383          7,830
Cost of revenues ..............................           484            502            969          1,051
                                                     --------       --------       --------       --------

Gross profit ..................................         2,753          3,492          5,414          6,779

Operating expenses:
      Sales and marketing .....................           619            560          1,244          1,096
      Development expenses ....................           373            403            766            928
      General and administrative ..............         1,956          1,857          3,866          3,700
      Restructuring and severance charges .....            --             --             --            784
      Depreciation and amortization ...........           592            625          1,188          1,287
                                                     --------       --------       --------       --------
                                                        3,540          3,445          7,064          7,795
                                                     --------       --------       --------       --------

             Income/(loss) from operations ....          (787)            47         (1,650)        (1,016)

Interest and other income (expense), net ......             5            (24)             7            (77)
                                                     --------       --------       --------       --------

             Net income/(loss) ................      $   (782)      $     23       $ (1,643)      $ (1,093)
                                                     ========       ========       ========       ========

Weighted average shares outstanding - basic ...        19,148         16,978         18,070         16,991

Weighted average shares outstanding - diluted .        19,148         17,271         18,070         16,991


Net income/(loss) per share - basic and diluted      $  (0.04)      $   0.00       $   0.09)      $  (0.06)


See accompanying notes to condensed consolidated financial statements.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ---------------------
                                                                             2004          2003
                                                                           -------       -------
Cash flows from operating activities:

      Net loss ......................................................      $(1,643)      $(1,093)
      Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation ...............................................          353           435
         Amortization of intangibles ................................          835           852
         Amortization of financing costs ............................           --            11
         Changes in assets and liabilities:
              Accounts receivable ...................................         (905)          381
              Other assets, net .....................................          128           165
              Accounts payable and accrued expenses .................          (68)         (445)
              Deferred revenues .....................................          697           365
              Accrued interest ......................................          (26)          (25)
              Long term payables ....................................          (42)          244
                                                                           -------       -------
                  Total adjustments .................................          972         1,983
                                                                           -------       -------
                  Net cash (used in) provided by operating activities         (671)          890
                                                                           -------       -------

Cash used in investing activities:

      Purchases of property and equipment ...........................         (201)         (366)
                                                                           -------       -------
                  Net cash used in investing activities .............         (201)         (366)
                                                                           -------       -------

Cash flows from financing activities:

      Net proceeds from issuances of common stock and warrants ......        4,190            --
      Proceeds from exercise of stock options .......................           --            13
      Principal payments on notes payable ...........................       (1,900)       (1,900)
      Principal payments on capital lease obligations ...............           --            (7)
                                                                           -------       -------
                  Net cash provided by/(used in) financing activities        2,290        (1,894)
                                                                           -------       -------

Net change in cash and cash equivalents .............................        1,418        (1,370)
Cash and cash equivalents at beginning of period ....................        3,860         5,550
                                                                           -------       -------

Cash and cash equivalents at end of period ..........................      $ 5,278       $ 4,180
                                                                           =======       =======

Supplemental disclosure of cash flow information:

      Cash paid for interest ........................................      $    26       $    84


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

The Company has a history of operating losses and has experienced a reduction in revenues in the three and six months ended June 30, 2004, as well as in the year ended December 31, 2003, as compared to the respective comparable prior periods and, as a result, has taken actions to reduce operating expenses. See Note 2, Restructuring and Severance Costs. The Company believes that its existing capital resources, cash generated from operations and cash generated from the sale of its securities from the completion of a public offering in June 2004 which raised $4,190,000 in net proceeds, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures through at least June 30, 2005. These financial statements have been prepared on a basis that the Company will continue as a going concern.

The unaudited interim financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003. The results for the three and six months ended June 30, 2004 are not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

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

(2) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction (16 employees) in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which released him from any further obligations to perform services as an employee of the Company. The Company accrued $783,600 of severance costs related to these actions in addition to $157,511 previously recorded amounts due to the departure of the former President and Chief Operating Officer. The Company has paid $717,167 in severance costs through June 30, 2004. At June 30, 2004, $162,972 of the remaining severance obligation is included in accrued expenses and $60,972 is included in long-term payables. The Company does not expect to incur additional costs in relation to these actions.

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

Diluted loss per share has not been presented for the three months ended June 30, 2004 or for the six months ended June 30, 2004 or 2003 as the outstanding stock options and warrants are anti-dilutive for each of those periods. Anti-dilutive securities outstanding were 6,916,833 and 3,310,405 at June 30, 2004 and 2003, respectively. At June 30, 2004 and 2003, the number of options outstanding were 2,842,368 and 2,812,210, respectively. At June 30, 2004 and 2003, the number of warrants outstanding were 4,074,465 and 791,299, respectively. Common stock equivalent shares of 293,104 were included in the computation of diluted net income per share for the three months ended June 30, 2003.

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

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and six months ended June 30, 2004 and 2003 would have been as follows:

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                              ---------------------       ---------------------
                                               2004          2003          2004          2003
                                              -------       -------       -------       -------
Net income/ (loss) - as reported .......      $  (782)      $    23       $(1,643)      $(1,093)
Compensation expense related to options-
fair value method ......................         (161)         (392)         (389)         (820)
                                              -------       -------       -------       -------
Net loss - pro forma ...................      $  (943)      $  (369)      $(2,032)      $(1,913)
                                              =======       =======       =======       =======
Basic and diluted net income/ (loss) per
  share - as reported ..................      $ (0.04)      $  0.00       $ (0.09)      $ (0.06)
Basic and diluted net loss per
  share - pro forma ....................      $ (0.05)      $ (0.02)      $ (0.11)      $ (0.11)

(5) SALE OF COMMON STOCK AND WARRANTS

In June 2004, the Company sold 2,500,000 units for $2.00 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock. The warrants, which are separately traded, have an exercise price of $1.50 and are exercisable until May 29, 2009. Beginning November 26, 2004, the Company may redeem some or all of the warrants at a price of $0.25 per warrant after the closing price for the Company's stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. Net proceeds of $4,190,000 million were received in connection with this sale.

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

Our current products and services include the following:

Subscription Services. Our subscription services include our premier product, EDGAR Online Pro; our mid-tiered product, EDGAR Online Access; and our free product, FreeEDGAR. Subscribers to our services include Moody's Investors Service, UBS Warburg and Bank of America.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

                                          THREE MONTHS            SIX MONTHS
                                              ENDED                 ENDED
                                            JUNE 30,              JUNE 30,
                                         ---------------       ---------------
                                         2004       2003       2004       2003
                                         ----       ----       ----       ----
Total revenues .....................      100%       100%       100%       100%
Cost of revenues ...................       15         13         15         13
                                         ----       ----       ----       ----
Gross profit .......................       85         87         85         87
Operating expenses:
  Sales and marketing ..............       19         14         19         14
  Product development ..............       12         10         12         12
  General and administrative .......       60         47         61         47
  Restructuring and severance costs        --         --         --         10
  Amortization and depreciation ....       18         16         19         16
                                         ----       ----       ----       ----
Loss from operations ...............      (24)         1        (26)       (13)
Interest and other, net ............       --         (1)        --         (1)
                                         ----       ----       ----       ----
Net loss ...........................      (24)%       -%        (26)%      (14)%
                                         ====       ====       ====       ====

REVENUES

Total revenues for the three months ended June 30, 2004 decreased 19% to $3.2 million, from $4.0 million for the three months ended June 30, 2003. The net decrease in revenues is primarily attributable to a $808,000, or 80%, decrease in technical services revenues and a $206,000, or 16%, decrease in data sales which were partially offset by a $230,000, or 15%, increase in seat-based subscriptions and a $27,000, or 14%, increase in advertising and e-commerce revenues. Total revenues for the six months ended June 30, 2004 decreased 18% to $6.4 million, from $7.8 million for the six months ended June 30, 2003. The net decrease in revenues is primarily attributable to a $1.6 million, or 80%, decrease in technical services revenues and a $236,000, or 9%, decrease in data sales which were partially offset by a $412,000, or 14%, increase in seat-based subscriptions.

SEAT-BASED SUBSCRIPTIONS

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                        ----------------------      ----------------------
                                          2004          2003          2004          2003
                                        --------      --------      --------      --------
Revenues (in $000s)                     $  1,715      $  1,485      $  3,320      $  2,908
Percentage of total revenue                   53%           37%           52%           37%
Number of subscribers at June 30          24,000        23,800        24,000        23,800
Average annual price per subscriber     $    286      $    249      $    277      $    244

The increase in seat-based subscription revenue for the three and six months ended June 30, 2004 is primarily due to an increase in the average price per subscriber. Based on our review of revised subscriber statistics, since June 2003, the number of subscribers to our premium product, EDGAR Online Pro, increased by 1,000. In late 2003 and early 2004, we expanded our telesales and account management personnel in order to sell EDGAR Online Pro to new customers, reduce cancellations and capitalize on our strategic relationships. With an expanded sales team, we expect to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                             JUNE 30,                    JUNE 30,
                                      ----------------------      ----------------------
                                        2004          2003          2004          2003
                                      --------      --------      --------      --------
Revenues (in $000s)                   $  1,095      $  1,301      $  2,257      $  2,493
Percentage of total revenue                 34%           33%           35%           32%
Number of contracts at June 30             210           210           210           210
Average annual price per contract     $ 20,857      $ 24,780      $ 21,493      $ 27,695

Data sales have decreased despite the overall number of contracts remaining unchanged due to certain larger contracts being reduced or terminated, offset by the addition of new contracts that have a lower annual price per contract.

TECHNICAL SERVICES

                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30,                    JUNE 30,
                                ----------------------      --------------------
                                  2004          2003          2004          2003
                                --------      --------      --------      --------
Revenues (in $000s)             $    207      $  1,015      $    413      $  2,035
Percentage of total revenue            6%           25%            6%           26%

The decrease in technical services revenue for the three and six months ended June 30, 2004 is due to decreases in the services provided to Nasdaq, the sole client to which we provide technical services. In May 2003, the Nasdaq-Online.com website that we previously hosted in our Rockville, Maryland facility was removed from our data center and into Nasdaq's facility, significantly reducing our technical services revenue during the second half of 2003. In 2004, Nasdaq further reduced their technical services contract and we expect technical services revenue will continue to be approximately $200,000 per quarter.

ADVERTISING AND E-COMMERCE

                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                       JUNE 30,                    JUNE 30,
                                ----------------------      --------------------
                                  2004          2003          2004          2003
                                --------      --------      --------      --------
Revenues (in $000s)             $    220      $    193      $    393      $    394
Percentage of total revenue            7%            5%            6%            5%

The increase in advertising and e-commerce revenues for the three months ended June 30, 2004 is primarily due to an increase in e-commerce revenues.

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

Total cost of revenues for the three months ended June 30, 2004 decreased $18,000, or 4%, to $484,000 from $502,000 for the three months ended June 30, 2003. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines which was offset by an increase in e-commerce commission. Total cost of revenues for the six months ended June 30, 2004 decreased $82,000, or 8%, to $969,000 from $1.1 million for the six months ended June 30, 2003. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines, as well as the workforce reduction effected in the first quarter of 2003.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2004 increased $59,000, or 10%, to $619,000 from $560,000 for the three months ended June 30, 2003, due to expenditures required to increase our sales force as well as outside consulting fees. Sales and marketing expenses for the six months ended June 30, 2004 increased $148,000, or 13%, to $1.2 million from $1.1 million for the six months ended June 30, 2003, due to expenditures required to increase our sales force as well as outside consulting fees.

Development. Development expenses for the three months ended June 30, 2004 decreased $30,000, or 7%, to $373,000 from $403,000 for the three months ended June 30, 2003. The decrease in development expenses is primarily due to a decrease in payroll costs. Development expenses for the six months ended June 30, 2004 decreased $162,000, or 17%, to $766,000 from $928,000 for the six months ended June 30, 2003. The decrease in development expenses is primarily due to the workforce reduction effected in the first quarter of 2003.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2004 increased $99,000, or 5%, to $2.0 million from $1.9 million for the three months ended June 30, 2003. General and administrative expenses for the six months ended June 30, 2004 increased $166,000, or 4%, to $3.9 million from $3.7 million for the six months ended June 30, 2003. The increase was primarily due to the addition of a Chief Technology Officer and professional fees.

Severance Costs. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a separation and release agreement with our former President and Chief Operating Officer. We accrued $783,600 of related severance costs in the first quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the three months ended June 30, 2004 decreased $33,000, or 5%, to $592,000 from $625,000 for the three months ended June 30, 2003. Depreciation and amortization for the six months ended June 30, 2004 decreased $99,000, or 8%, to $1.2 million from $1.3 million for the six months ended June 30, 2003. The decreases are due to several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $671,000 for the six months ended June 30, 2004, a decrease from net cash provided from operating activities of $890,000 in the six months ended June 30, 2003. This is primarily due to an increase in accounts receivable resulting from, among other things, price increases implemented in December 2003 and a greater portion of our revenue being billed on an annual basis, as well as expenditures related to increasing our sales efforts.

Capital expenditures, primarily for computers and equipment, totaled $201,000 for the six months ended June 30, 2004 and $366,000 for the six months ended June 30, 2003. The purchases were made to support our expansion and increased infrastructure.

In May 2004, the Company sold 2,500,000 units for $2.00 per unit. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock. The warrants, which are separately traded, have an exercise price of $1.50 and are exercisable until May 29, 2009. Beginning November 26, 2004, the Company may redeem some or all of the warrants at a price of $0.25 per warrant after the closing price for the Company's stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. Net proceeds of $4.2 million were received in connection with this sale.

On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the agreement, we were required to make payments to Mr. Vos of $340,000 in 2003, $170,000 in 2004, and $42,000 in either 2005 or 2006. We have also paid or are obligated to make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos, one payment per year in 2003, 2004 and

2005. On March 31, 2003, we effected a plan to align our cost structure with current business conditions. These conditions included an anticipated reduction in technical services revenues related to the Nasdaq contract, which began in the second half of 2003. The plan entailed a reduction in workforce of 17%, which was effected in March 2003. We incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with Mr. Vos.

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

At June 30, 2004, we had cash on hand of $5.3 million. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations at June 30, 2004, in thousands, were as follows:

                               2004       2005       2006       2007      TOTAL
                              ------     ------     ------     ------     ------
Operating leases ........     $  416     $  730     $  313     $   56     $1,515
Severance payments ......        121        103         --         --        224
                              ------     ------     ------     ------     ------
                              $  537     $  833     $  313     $   56     $1,739

We intend to fund these obligations from our cash on hand at June 30, 2004.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE. IF WE ARE UNABLE TO ACHIEVE PROFITABILITY, OUR BUSINESS WILL SUFFER AND OUR STOCK PRICE IS LIKELY TO DECLINE.

We have never operated at a yearly profit and we anticipate incurring a loss in 2004, and may incur additional losses in 2005. At June 30, 2004, we had an accumulated deficit of $45.8 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $17.1 million in 2001, to approximately $16.2 million in 2002 to approximately $14.3 million in 2003. Revenues for the six months ended June 30, 2004 totaled $6.4 million, a decrease of 18% from revenues of $7.8 million in the six months ended June 30, 2003. We do not anticipate any significant revenue increase in 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 14% and 33% of our revenue for the six months ended June 30, 2004 and 2003, respectively. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

IF WE CANNOT GENERATE NEW SUBSCRIBERS, WE MAY NOT ACHIEVE PROFITABILITY.

To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our websites and through our content distribution relationships from such websites as Yahoo! and Terra Lycos. These leads must be converted into subscriptions for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

THE TIMELINESS OF ACCEPTANCE OF XBRL IS UNCERTAIN AND ITS FAILURE TO GROW COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS.

We believe our future growth depends, in part, on the adoption of the new the new eXtensible Business Reporting Language ("XBRL") data standard. In particular, we believe that our initiative with the EDGAR Online XBRL Tool may provide us with a new source of subscribers. We are currently building a commercial version of the XBRL Tool. This Tool is designed solely for analyzing documents that have been formatted in XBRL and is designed for use exclusively with the Microsoft Office System Since the EDGAR Online XBRL Tool is based on a new reporting language data standard, it is difficult to predict the demand, timing and rate of market adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON FURTHER DEVELOPING OUR INITIATIVES THROUGH THE MICROSOFT OFFICE SYSTEM. FAILURE TO DO SO MAY IMPAIR OUR ABILITY TO GROW AND BECOME PROFITABLE.

In November 2003, we reached a non-binding Memorandum of Understanding with Microsoft Corp. ("Microsoft") under which we will provide public company data for the Microsoft Office Tool for XBRL. The prototype version for the Microsoft Office Tool for XBRL was released late in May 2004. To date, this prototype version has not yet been commercially developed and no assurance can be given that a commercial version will ever be released. We do not have a long-term exclusive contract with Microsoft. We cannot assure you that this initiative will be successful. If this initiative is not successful we may not be able to increase our revenues and achieve profitability in the short-term.

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

WE COULD FACE LIABILITY AND OTHER COSTS RELATING TO OUR STORAGE AND USE OF PERSONAL INFORMATION ABOUT OUR USERS.

Users provide us with personal information, including credit card information, that we do not share without the user's consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

At various times during the period from February 2003 through July 2004, the closing bid price of our common stock was below $1.00. On August 12, 2004, our common stock closed at $0.72. If the closing bid price of our stock were to drop below $1.00 per share and remain below $1.00 per share for thirty consecutive business days, we would be in violation of the continued listing requirements of the Nasdaq National Market and would risk the delisting of our shares from Nasdaq. Even if the minimum per share bid price of our common stock is maintained, we must also satisfy other listing requirements of the Nasdaq National Market, such as maintaining equity of at least $10 million. If we fail to satisfy any of the maintenance requirements, our common stock could be delisted from the Nasdaq National Market. In that event we could apply to list our shares with the Nasdaq SmallCap Market or, if we fail to satisfy the maintenance requirements of the Nasdaq SmallCap Market, we would list our shares on the Over the Counter Bulletin Board. Either option could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES

We, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in internal controls, or in other factors that have materially affected, or are reasonably likely to material affect internal controls, subsequent to the date our Chief Executive Officer and Chief Financial Officer completed their evaluation.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of our employees and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

During the quarter, there were no other significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On May 27, 2004, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, our shareholders approved the following proposals:

1. The election of the following seven directors to serve until the 2005 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

                                             FOR             WITHHELD
                                          ----------         --------
         Greg D. Adams                    13,206,811          644,514
         Richard L. Feinstein             13,170,811          680,514
         Morton Mackof                    13,170,811          680,514
         Mark Maged                       13,206,811          644,514
         Marc Strausberg                  13,206,811          644,514
         Susan Strausberg                 13,206,811          644,514
         Miklos A. Vasarhelyi             13,170,811          680,514


2. The approval and adoption of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, $0.01 par value per share, from 30,000,000 shares to 50,000,000 shares:

         For.......................                13,584,989
         Against..................                    250,230
         Abstain..................                     15,440

3. The approval and adoption of an amendment to the EDGAR Online, Inc. 1999 Stock Option Plan to increase the number of shares issuable thereunder from 2,400,000 to 3,200,000:

         For.......................                 4,235,665
         Against..................                    365,230
         Abstain..................                     15,440
         Not Voted...............                   9,234,990

4. The approval and ratification of the appointment of BDO Seidman, LLP as the independent auditors of the Company for the year ending December 31, 2004:

         For.......................                13,825,339
         Against..................                     13,060
         Abstain..................                     12,926

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits:

   EXHIBIT NO.      DESCRIPTION
   -----------      -----------
   31.1             Certification of Chief Executive Officer pursuant Section
                    302 of the Sarbanes-Oxley Act of 2002.

   31.2             Certification of Chief Financial Officer pursuant Section
                    302 of the Sarbanes-Oxley Act of 2002.

   32.1             Certification of Chief Executive Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

   32.2             Certification of Chief Financial Officer pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

b.       Reports on Form 8-K:


On April 6, 2004, we filed a report on Form 8-K announcing the date of our 2004 Annual Meeting of Stockholders and noting a new deadline for submission and acceptance of stockholder proposals at such meeting.

On April 6, 2004, we filed a report on Form 8-K noting the resignation of Jonathan Bulkeley as a member of our Board of Directors.

On April 27, 2004, we filed a report on Form 8-K noting a press release and upcoming conference call on April 27, 2004 which discussed first quarter 2004 results of operations.

On April 29, 2004, we filed a report on Form 8-K noting the resignation of Benjamin Burditt, a member of our Board of Directors, and subsequent change to the composition of our Committees of the Board of Directors.

On June 1, 2004, we filed a report on Form 8-K announcing the completion of a public offering of 2,875,000 units, including 375,000 over-allotment units, which raised $4,190,000 in net proceeds.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EDGAR ONLINE, INC.

                                                     (Registrant)





Dated: August 13, 2004                               /s/ Susan Strausberg
                                                     -----------------------
                                                     Susan Strausberg
                                                     President, Chief Executive
                                                     Officer and Secretary


                                                     /s/ Greg D. Adams
                                                     -----------------------
                                                     Greg D. Adams
                                                     Chief Operating Officer and
                                                     Chief Financial Officer