Form 10-Q
period 2004-09-30
EDGAR ONLINE INC
filed 2004-11-15
CIK 1080224

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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

Number of shares of common stock outstanding at November 15, 2004: 22,445,291 shares

                               EDGAR ONLINE, INC.
                                    FORM 10-Q
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets

          September 30, 2004 (unaudited) and December 31, 2003 ...............................     3

Condensed Consolidated Statements of Operations

          Three and Nine Months Ended September 30, 2004 and 2003 (unaudited).................     4

Condensed Consolidated Statements of Cash Flows

          Nine Months Ended September 30, 2004 and 2003 (unaudited) ..........................     5

Notes to Condensed Consolidated Financial Statements (unaudited)..............................     6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.     8

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............................    18

ITEM 4. Controls and Procedures ..............................................................    18

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................................    18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds...........................    18

ITEM 3. Defaults Upon Senior Securities.......................................................    18

ITEM 4. Submission of Matters to a Vote of Security Holders...................................    18

ITEM 5. Other Information.....................................................................    18

ITEM 6. Exhibits..............................................................................    19

Signatures ...................................................................................    20

                          (c) 2004. EDGAR Online, Inc.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               EDGAR ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         September 30, 2004
                                                                            (unaudited)      December 31, 2003
                                                                            -----------      ----------------
ASSETS

Cash and cash equivalents ..............................................      $  5,056           $  3,860
Accounts receivable, less allowance of $239 and $196, respectively .....         2,235              1,430
Other current assets ...................................................           294                439
                                                                              --------           --------
          Total current assets .........................................         7,585              5,729

Property and equipment, net ............................................         1,213              1,477
Goodwill ...............................................................         2,189              2,189
Other intangible assets, net ...........................................         8,247              9,465
Other assets ...........................................................           379                285
                                                                              --------           --------

          Total assets .................................................      $ 19,613           $ 19,145
                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses ..................................      $    958           $  1,061
Deferred revenues ......................................................         2,752              2,040
Notes payable and accrued interest .....................................            --              1,926
                                                                              --------           --------
          Total current liabilities ....................................         3,710              5,027

Long term payables .....................................................            61                103
                                                                              --------           --------

          Total liabilities ............................................         3,771              5,130
                                                                              --------           --------
Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
          issued or outstanding ........................................            --                 --
Common stock, $0.01 par value, 30,000,000 shares authorized,
          22,637,365 shares issued and 22,442,290 shares outstanding at
          September 30, 2004 and 17,187,365 shares issued and 16,992,290
          shares outstanding at December 31, 2003 ......................           226                172
Additional paid-in capital .............................................        62,455             58,319
Accumulated deficit ....................................................       (46,507)           (44,144)
Less: Treasury stock, at cost, 195,075 shares at September 30, 2004
          and December 31, 2003 ........................................          (332)              (332)
                                                                              --------           --------

          Total stockholders' equity ...................................        15,842             14,015
                                                                              --------           --------

          Total liabilities and stockholders' equity ...................      $ 19,613           $ 19,145
                                                                              ========           ========

See accompanying notes to condensed consolidated financial statements.

                          (c) 2004. EDGAR Online, Inc.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                     -----------------------       -----------------------
                                                       2004           2003           2004           2003
                                                     --------       --------       --------       --------
Revenues:
      Seat-based subscriptions .................     $  1,775       $  1,502       $  5,095       $  4,410
      Data sales ...............................        1,145          1,169          3,402          3,662
      Technical services .......................          204            423            617          2,458
      Advertising and e-commerce ...............          113            207            506            601
                                                     --------       --------       --------       --------
Total revenues .................................        3,237          3,301          9,620         11,131
Cost of revenues ...............................          450            510          1,419          1,561
                                                     --------       --------       --------       --------

Gross profit ...................................        2,787          2,791          8,201          9,570
                                                     --------       --------       --------       --------

Operating expenses:
      Sales and marketing ......................          632            529          1,876          1,625
      Development...............................          369            388          1,135          1,316
      General and administrative ...............        1,966          1,746          5,832          5,446
      Restructuring and severance charges ......           --             --             --            784
      Depreciation and amortization ............          556            620          1,744          1,907
                                                     --------       --------       --------       --------
                                                        3,523          3,283         10,587         11,078
                                                     --------       --------       --------       --------

             Loss from operations ..............         (736)          (492)        (2,386)        (1,508)

Interest and other income (expense), net .......           16            (27)            23           (104)
                                                     --------       --------       --------       --------

             Net loss...........................     $   (720)      $   (519)      $ (2,363)      $ (1,612)
                                                     ========       ========       ========       ========

Weighted average shares outstanding - basic and
  diluted.......................................       22,442         16,915         19,528         16,966

Net loss per share - basic and diluted..........     $  (0.03)      $  (0.03)       $ (0.12)      $  (0.10)

See accompanying notes to condensed consolidated financial statements.

                          (c) 2004. EDGAR Online, Inc.

                               EDGAR ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ---------------------
                                                                             2004          2003
                                                                           -------       -------
Cash flows from operating activities:

      Net loss ......................................................      $(2,363)      $(1,612)
      Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation ...............................................          526           638
         Amortization of intangibles ................................        1,218         1,269
         Amortization of financing costs ............................           --            16
         Changes in assets and liabilities:
              Accounts receivable ...................................         (805)          477
              Other assets, net .....................................           51            67
              Accounts payable and accrued expenses .................         (103)         (414)
              Deferred revenues .....................................          712           358
              Accrued interest ......................................          (26)          (25)
              Long term payables ....................................          (42)          214
                                                                           -------       -------
                  Total adjustments .................................        1,531         2,600
                                                                           -------       -------
                  Net cash (used in) provided by operating activities         (832)          988
                                                                           -------       -------

Cash used in investing activities:

      Purchases of property and equipment ...........................         (262)         (435)
                                                                           -------       -------
                  Net cash used in investing activities .............         (262)         (435)
                                                                           -------       -------

Cash flows from financing activities:

      Net proceeds from issuances of common stock and warrants ......        4,190            --
      Proceeds from exercise of stock options .......................           --            59
      Principal payments on notes payable ...........................       (1,900)       (1,900)
      Principal payments on capital lease obligations ...............           --            (7)
                                                                           -------       -------
                  Net cash provided by (used in) financing activities        2,290        (1,848)
                                                                           -------       -------

Net change in cash and cash equivalents .............................        1,196        (1,295)
Cash and cash equivalents at beginning of period ....................        3,860         5,550
                                                                           -------       -------

Cash and cash equivalents at end of period ..........................      $ 5,056       $ 4,255
                                                                           =======       =======

Supplemental disclosure of cash flow information:

      Cash paid for interest ........................................      $    26       $   171

See accompanying notes to condensed consolidated financial statements.

                          (c) 2004. EDGAR Online, Inc.

                               EDGAR ONLINE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

EDGAR Online, Inc. (the "Company"), was incorporated in the State of Delaware in November 1995, launched its EDGAR Online Internet Web site in January 1996 and went public on June 1, 1999. The Company is a leading provider of value-added global business and financial information. The Company makes financial information and a variety of analysis tools available via online subscriptions and licensing agreements to professionals in financial institutions, corporations and law firms.

The Company has a history of operating losses and has experienced a reduction in revenues in the three and nine months ended September 30, 2004, as well as in the year ended December 31, 2003. The Company believes that its existing capital resources, cash expected to be generated from operations and cash generated from the sale of its securities from the completion of a public offering in June 2004 which raised $4,190,000 in net proceeds, will be sufficient to meet its anticipated cash requirements for working capital and capital expenditures through at least September 30, 2005. These financial statements have been prepared on a basis that the Company will continue as a going concern.

The unaudited interim financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003. The results for the three and nine months ended September 30, 2004 are not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

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

(2) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction (16 employees) in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which released him from any further obligations to perform services as an employee of the Company. The Company accrued $783,600 of severance costs related to these actions in addition to $157,511 previously recorded amounts due to the departure of the former President and Chief Operating Officer. The Company has paid $747,167 in severance costs through September 30, 2004. At September 30, 2004, $132,972 of the remaining severance obligation is included in accrued expenses and $60,972 is included in long-term payables. The Company does not expect to incur additional costs in relation to these actions.

                          (c) 2004. EDGAR Online, Inc.

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

Diluted loss per share has not been presented separately as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At September 30, 2004 and 2003, the number of options outstanding were 2,702,797 and 2,729,918, respectively. At September 2004 and 2003, the number of warrants outstanding were 4,072,631 and 757,966, respectively.

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

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and nine months ended September 30, 2004 and 2003 would have been as follows:

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                              -------------------       ---------------------
                                               2004         2003          2004          2003
                                              ------       ------       -------       -------
Net loss - as reported ................       $ (720)      $ (519)      $(2,363)      $(1,612)
Compensation expense related to options-
fair value method ......................        (164)        (331)         (553)       (1,151)
                                              ------       ------       -------       -------
Net loss - pro forma ...................      $ (884)      $ (850)      $(2,916)      $(2,763)
                                              ======       ======       =======       =======
Basic and diluted net income/ (loss) per
  share - as reported ..................      $(0.03)      $(0.03)      $ (0.12)      $ (0.10)
Basic and diluted net loss per
  share - pro forma ....................      $(0.04)      $(0.05)      $ (0.15)      $ (0.16)

(5) SALE OF COMMON STOCK AND WARRANTS

In June 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock. The warrants, which are separately traded, have an exercise price of $1.50 and are exercisable until May 29, 2009. Beginning November 26, 2004, the Company may redeem some or all of the warrants at a price of $0.25 per warrant after the closing price for the Company's stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. Net proceeds of $4.2 million were received in connection with this sale.

                          (c) 2004. EDGAR Online, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a a leading provider of value-added global business and financial information. We make financial information and a variety of analysis tools available via online subscriptions and licensing agreements to professionals in financial institutions, corporations and law firms.

Our current products and services include the following:

Subscription Services. Our subscription services include our premier product, EDGAR Online Pro and our mid-tiered product, EDGAR Online Access. Subscribers to our services include Moody's Investors Service, UBS Warburg and Bank of America.

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

                                          THREE MONTHS           NINE MONTHS
                                              ENDED                 ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                         ---------------       ---------------
                                         2004       2003       2004       2003
                                         ----       ----       ----       ----
Total revenues .....................      100%       100%       100%       100%
Cost of revenues ...................       14         15         15         14
                                          ---        ---        ---        ---
Gross profit .......................       86         85         85         86
Operating expenses:
  Sales and marketing ..............       20         16         19         15
  Development ......................       11         12         12         12
  General and administrative .......       61         53         61         49
  Restructuring and severance charges      --         --         --          7
  Depreciation and amortization ....       17         19         18         17
                                          ---        ---        ---        ---
Loss from operations ...............      (23)       (15)       (25)       (14)
Interest and other, net ............        1         (1)        --         (1)
                                          ---        ---        ---        ---
Net loss ...........................      (22)%      (16)%      (25)%      (15)%
                                          ===        ===        ===        ===

                          (c) 2004. EDGAR Online, Inc.

REVENUES

Total revenues for the three months ended September 30, 2004 decreased 2% to $3.2 million from $3.3 million for the three months ended September 30, 2003. The net decrease in revenues is primarily attributable to a $219,000, or 52%, decrease in technical services revenues and a $94,000, or 45%, decrease in e-commerce and other revenue which were partially offset by a $273,000, or 18%, increase in seat-based subscriptions. Total revenues for the nine months ended September 30, 2004 decreased 14% to $9.6 million, from $11.1 million for the nine months ended September 30, 2003. The net decrease in revenues is primarily attributable to a $1.8 million, or 75%, decrease in technical services revenues, a $260,000, or 7%, decrease in data sales and a $95,000, or 16%, decrease in e-commerce and other revenues which were partially offset by a $685,000, or 16%, increase in seat-based subscriptions.

SEAT-BASED SUBSCRIPTIONS

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                        ----------------------      ----------------------
                                          2004          2003          2004          2003
                                        --------      --------      --------      --------
Revenues (in $000s)                     $  1,775      $  1,502      $  5,095      $  4,410
Percentage of total revenue                   55%           46%           53%           40%
Number of subscribers at September 30     23,750        23,750        23,750        23,750
Average annual price per subscriber     $    299      $    253      $    286      $    248

The increase in seat-based subscription revenue for the three and nine months ended September 30, 2004 is primarily due to an increase in the average price per subscriber. Based on our review of revised subscriber statistics, since September 2003, the number of subscribers to our premium product, EDGAR Online Pro, increased by 900. In late 2003 and early 2004, we expanded our telesales and account management personnel in order to sell EDGAR Online Pro to new customers, reduce cancellations and capitalize on our strategic relationships. With an expanded sales team, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                      ----------------------      ----------------------
                                        2004          2003          2004          2003
                                      --------      --------      --------      --------
Revenues (in $000s)                   $  1,145      $  1,169      $  3,402      $  3,662
Percentage of total revenue                 35%           35%           35%           33%
Number of contracts at September 30        200           215           200           215
Average annual price per contract     $ 22,900      $ 21,749      $ 22,680      $ 22,710

Data sales have decreased due to a decrease in the overall number of contracts as well as a reduction in billings to certain data customers. For the three months ended September 30, 2004, this decrease was offset by an increase in the average annual price per contract.

                          (c) 2004. EDGAR Online, Inc.

TECHNICAL SERVICES

                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                ----------------------      ----------------------
                                  2004          2003          2004          2003
                                --------      --------      --------      --------
Revenues (in $000s)             $    204      $    423      $    617      $  2,458
Percentage of total revenue            6%           13%            7%           22%

The decrease in technical services revenue is due to decreases in the services provided to Nasdaq, the sole client to which we provide technical services. In May 2003, the Nasdaq-Online.com website that we previously hosted in our Rockville, Maryland facility was removed from our data center and into Nasdaq's facility, significantly reducing our technical services revenue during the second half of 2003. In 2004, Nasdaq further reduced their technical services contract. We expect technical services revenue from Nasdaq will continue to be approximately $200,000 per quarter.

ADVERTISING AND E-COMMERCE

                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                     SEPTEMBER 30,               SEPTEMBER 30,
                                ----------------------      --------------------
                                  2004          2003          2004          2003
                                --------      --------      --------      -------
Revenues (in $000s)             $    113      $    207      $    506      $   601
Percentage of total revenue            4%            6%            5%           5%

The decrease in advertising and e-commerce revenues is primarily due to a decrease in advertising impressions and rates as well as certain e-commerce revenues.

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

Total cost of revenues for the three months ended September 30, 2004 decreased $60,000, or 12%, to $450,000 from $510,000 for the three months ended September 30, 2003. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines and a decrease in barter advertising. Total cost of revenues for the nine months ended September 30, 2004 decreased $142,000, or 9%, to $1.4 million from $1.6 million for the nine months ended September 30, 2003. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines, as well as the workforce reduction effected in the first quarter of 2003.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2004 increased $103,000, or 19%, to $632,000 from $529,000 for the three months ended September 30, 2003, due to expenditures required to increase our sales force as well as outside consulting fees. Sales and marketing expenses for the nine months ended September 30, 2004 increased $251,000, or 15%, to $1.9 million from $1.6 million for the nine months ended September 30, 2003, due to expenditures required to increase our sales force as well as outside consulting fees.

                          (c) 2004. EDGAR Online, Inc.

Development. Development expenses for the three months ended September 30, 2004 decreased $19,000, or 5%, to $369,000 from $388,000 for the three months ended September 30, 2003. The decrease in development expenses is primarily due to a decrease in payroll costs. Development expenses for the nine months ended September 30, 2004 decreased $181,000, or 14%, to $1.1 million from $1.3 million for the nine months ended September 30, 2003. The decrease in development expenses is primarily due to the workforce reduction effected in the first quarter of 2003.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2004 increased $220,000, or 13%, to $2.0 million from $1.7 million for the three months ended September 30, 2003. General and administrative expenses for the nine months ended September 30, 2004 increased $386,000, or 7%, to $5.8 million from $5.4 million for the nine months ended September 30, 2003. The increase was primarily due to the addition of a Chief Technology Officer and professional fees.

Restructuring and Severance Charges. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a separation and release agreement with our former President and Chief Operating Officer. We accrued $784,000 of related severance costs in the first quarter of 2003.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the three months ended September 30, 2004 decreased $64,000, or 10%, to $556,000 from $620,000 for the three months ended September 30, 2003. Depreciation and amortization for the nine months ended September 30, 2004 decreased $163,000, or 9%, to $1.7 million from $1.9 million for the nine months ended September 30, 2003. The decreases are due to several fixed assets becoming fully depreciated as well as the full amortization of the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $832,000 for the nine months ended September 30, 2004, a decrease from net cash provided from operating activities of $988,000 for the nine months ended September 30, 2003. This is primarily due to an increase in accounts receivable resulting from, among other things, price increases for our services implemented in December 2003 and a greater portion of our revenue being billed on an annual basis, as well as an increase in our loss from operations related to the decrease in technical services revenue and additional expenditures to increase our sales efforts.

Capital expenditures, primarily for computers and equipment, totaled $262,000 for the nine months ended September 30, 2004 and $435,000 for the nine months ended September 30, 2003. The purchases were made to support our expansion and increased infrastructure.

In May 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of common stock. The warrants, which are separately traded, have an exercise price of $1.50 and are exercisable until May 29, 2009. Beginning November 26, 2004, the Company may redeem some or all of the warrants at a price of $0.25 per warrant after the closing price for the Company's stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. Net proceeds of approximately $4.2 million were received in connection with this sale.

On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the agreement, we were required to make payments to Mr. Vos of $340,000 in 2003, $170,000 in 2004, and $42,000 in either 2005 or 2006. We have also paid or are obligated to make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos, one payment per year in 2003, 2004 and

                          (c) 2004. EDGAR Online, Inc.

2005. On March 31, 2003, we affected a plan to align our cost structure with current business conditions. These conditions included an anticipated reduction in technical services revenues related to the Nasdaq contract, which began in the second half of 2003. The plan entailed a reduction in workforce of 17%, which was effected in March 2003. We incurred severance charges of $784,000 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with Mr. Vos.

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

At September 30, 2004, we had cash and cash equivalents on hand of $5.1 million which include a certificate of deposit (CD) for $1,000,000 at 1.57% with a 181 day term and a CD for $2,000,000 at 2.10% with a 365 day term. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations at September 30, 2004, in thousands, were as follows:

                               2004       2005       2006       2007      TOTAL
                              ------     ------     ------     ------     ------
Operating leases ........     $  209     $  730     $  313     $   56     $1,308
Severance payments ......         91        103         --         --        194
                              ------     ------     ------     ------     ------
                              $  300     $  833     $  313     $   56     $1,502

We intend to fund these obligations from our cash on hand at September 30, 2004.

                          (c) 2004. EDGAR Online, Inc.

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

We have never operated at a yearly profit and we anticipate incurring a loss in 2004, and may incur additional losses in 2005. At September 30, 2004, we had an accumulated deficit of $46.5 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $17.1 million in 2001, to approximately $16.2 million in 2002 to approximately $14.3 million in 2003. Revenues for the nine months ended September 30, 2004 totaled $9.6 million, a decrease of 14% from revenues of $11.1 million in the nine months ended September 30, 2003. We do not anticipate any significant revenue increase in 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 14% and 30% of our revenues for the nine months ended September 30, 2004 and 2003, respectively. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

IF WE CANNOT GENERATE NEW SUBSCRIBERS, WE MAY NOT ACHIEVE PROFITABILITY.

To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our websites and through our content distribution relationships from such

                          (c) 2004. EDGAR Online, Inc.

websites as Yahoo! and Terra Lycos. These leads must be converted into subscriptions for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

THE TIMELINESS OF ACCEPTANCE OF XBRL IS UNCERTAIN AND ITS FAILURE TO GROW COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS.

We believe our future growth depends, in part, on the adoption of the new eXtensible Business Reporting Language ("XBRL") data standard. In particular, we believe that our initiative with the EDGAR Online XBRL Tool may provide us with a new source of subscribers. We are currently building a commercial version of the XBRL Tool. This Tool is designed solely for analyzing documents that have been formatted in XBRL and for use exclusively with the Microsoft Office System. Since the EDGAR Online XBRL Tool is based on a new reporting language data standard, it is difficult to predict the demand, timing and rate of market adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

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

                          (c) 2004. EDGAR Online, Inc.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY ANY ADVERSE ECONOMIC DEVELOPMENTS IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE ECONOMY IN GENERAL.

We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general. Our 2003 and 2004 results of operations reflect, in part, the effects of the slowdown in our markets, which have only recently begun to improve. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in a slower growth in the number of customers purchasing our information services. Any significant downturn in the market or in general economic conditions would likely hurt our business.

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

                          (c) 2004. EDGAR Online, Inc.

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

                          (c) 2004. EDGAR Online, Inc.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET, WHICH WOULD MAKE TRADING IN OUR STOCK MORE DIFFICULT.

At various times during the period from February 2003 through October 2004, the closing bid price of our common stock was below $1.00. If the closing bid price of our stock were to drop below $1.00 per share and remain below $1.00 per share for thirty consecutive business days, we would be in violation of the continued listing requirements of the Nasdaq National Market and would risk the delisting of our shares from Nasdaq. On August 27, 2004, we received a letter from Nasdaq indicating that we were not in compliance with the minimum bid price requirement. By October 19, 2004, however, we demonstrated full compliance with this requirement. However, even if the minimum per share bid price of our common stock is maintained, we must also satisfy other listing requirements of the Nasdaq National Market, such as maintaining equity of at least $10 million. If we fail to satisfy any of the maintenance requirements, our common stock could be delisted from the Nasdaq National Market. In that event we could apply to list our shares with the Nasdaq SmallCap Market or, if we fail to satisfy the maintenance requirements of the Nasdaq SmallCap Market, we would list our shares on the Over the Counter Bulletin Board. Either option could adversely affect the liquidity and price of our common stock and make it more difficult for us to raise additional capital on favorable terms, if at all.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the past 52-week period, the highest closing sales price of our common stock has been $2.04 and

                          (c) 2004. EDGAR Online, Inc.

the lowest closing sales price of our common stock has been $0.71. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

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

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

During the quarter, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

                          (c) 2004. EDGAR Online, Inc.

ITEM 6. EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------       --------------------------------------------------------------
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

                          (c) 2004. EDGAR Online, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EDGAR ONLINE, INC.

                                  (Registrant)

Dated: November 15, 2004                               /s/ Susan Strausberg
                                                     -----------------------
                                                     Susan Strausberg
                                                     President, Chief Executive
                                                     Officer and Secretary

                                                     /s/ Greg D. Adams
                                                     -----------------------
                                                     Greg D. Adams
                                                     Chief Operating Officer and
                                                     Chief Financial Officer

                          (c) 2004. EDGAR Online, Inc.