Form 10-K
period 2004-12-31
EDGAR ONLINE INC
filed 2005-03-25
CIK 1080224

 UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NO. 0-26071

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1447017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 WASHINGTON STREET,	06854
NORWALK CT	(Zip code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
(203) 852-5666

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Warrants to purchase Common Stock

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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2004 was approximately $21,509,197.

As of March 15, 2005, there were 22,947,900 shares of the registrant's common stock issued and 21,777,950 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDGAR ONLINE, INC.

TABLE OF CONTENTS

Page
PART I

PART I

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1, "Risk Factors" of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission (the "SEC") from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Annual Report to reflect future events or developments.  Investors should also be aware that while we from time to time do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals. We make information and a variety of analysis tools available via online subscriptions and licensing agreements to a large user base. Using our products and services, customers can quickly view and analyze specific aspects of a public company's business, financial and ownership history. Our customers include financial institutions, investment funds, asset managers, market data professionals, accounting firms, law firms, corporations and individual investors.

INDUSTRY BACKGROUND

The industry in which we compete, providing business and financial information, is part of a broader industry that provides information, or content, on various industries and markets. Some of these markets and industries include financial, legal, healthcare, technology and energy. This market is highly competitive and includes both large and small businesses. According to Outsell, Inc., a research and advisory firm, the top information content providers, which include large companies such as Reuters, Reed Elsevier, Thomson, AOL, Pearson, Gannett, McGraw-Hill, Wolters Kluwer and Gartner, have aggregate revenues of approximately $196 billion. Furthermore, according to Outsell, businesses and other users spend approximately $50 billion a year to acquire information online. Financial and business information, includes the profile, history, ownership, financial reporting, sales, marketing and business development of a company, as well its regulatory filings, analyst coverage, research reports, news alerts and stock quotes. Much of this information is required to be filed with the SEC.

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

According to our internal analysis, which is based on our database of all documents filed via EDGAR, the number of documents filed through EDGAR has grown from approximately 56,600 in 1994 to over one million in 2004. These documents are submitted by approximately 12,000 public companies, 2,500 American Depository Receipts (ADRs), 2,500 private companies with public debt, 2,200 institutions, 8,000 mutual funds, and 60,000 corporate executives and other company insiders. On a typical day, up to 10,000 documents may be filed through EDGAR, representing over one million pages of data.

Sarbanes-Oxley Act of 2002

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

Traditionally, corporate financial reporting has been a labor-intensive process involving the compilation of data from a variety of sources and formats. eXtensible Business Reporting Language (XBRL) is one of a family of "XML" languages for the electronic communication of business and financial data that simplifies the mechanics of working with financial statements. XBRL provides substantial benefits in the preparation, analysis and communication of financial information. XBRL uses tags based on standardized accounting industry definitions to describe and identify different categories of financial information, which provides uniformity otherwise lacking in today's financial reporting. With its superior search capabilities, XBRL makes financial information more consistent and accessible without requiring companies to change the way they report financial results.

The potential widespread adoption of the XBRL standard is driven by the increasing demand for analytics, continuous auditing and real-time reporting by private and public companies and the institutions that finance and invest in these companies. The SEC recently established a voluntary program relating to XBRL whereby registrants may voluntarily furnish XBRL data in an exhibit to specified EDGAR filings effective April 4, 2005. The SEC stated that the primary purpose of the program is to assess XBRL technology, including both the ability of registrants to tag their financial information using XBRL and the benefits of using tagged data for analysis.

XBRL is a royalty-free and open global standard. It has been developed by XBRL International Inc., a not-for-profit consortium of over 250 leading companies involved in providing or using business information. We are a founding member of the XBRL consortium and one of the organizations developing and refining the standards for XBRL. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop new strategic alliances with such companies as Microsoft, Hitachi and others.

OUR BUSINESS

We subscribe to a Level 1 feed of real-time SEC regulatory filings. The live feed of EDGAR filings comes from the SEC's dissemination agent, Northrop Grumman Space & Mission Systems Corp., which sends this feed to our primary facility in Rockville, Maryland, and our back-up facility in New York, via private high speed T-1 connections. This feed immediately creates a historical archive of original, unaltered SEC filings dating back to 1993. We maintain a relational database that supports complex search and retrieval mechanisms to access the filings archive. The raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our websites and distributed to third parties with whom we have distribution contracts via our production servers. Our proprietary document processing systems also create other representations of the original document, including XBRL, HTML, Rich Text Format, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers' needs to efficiently view, print and analyze the content reported in the SEC filings.

We also produce a specialized line of data feeds, products and services based on designated content sets. These content sets include a complete database of XBRL formatted annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, mutual fund e-prospectuses and form 8-K disclosures. Each of these independent content sets represents a set of discrete facts that can be searched and analyzed by our various product offerings. Customers can also subscribe to daily custom data feeds of this content or access the information in real time using our proprietary XML based application programming interface (API). A network of custom data parsers, integrity checks, and auditing tools are used with each content set to insure a premium level of data quality and completeness.

PRODUCTS AND SERVICES

We apply our proprietary technological know-how to extract, process and categorize raw information filed over EDGAR, and present it in a real-time or near real-time, user-friendly format. We provide this information through a variety of products and services via online subscriptions and licensing agreements to investors and professionals in the corporate, financial and advisory communities.

Subscription Services

We offer the following subscription services:

EDGAR Online Pro. Our flagship product is EDGAR Online Pro (pro.edgar-online.com). This product offers financial data, stock ownership, public offering datasets and advanced search tools. The list price for a single seat of EDGAR Online Pro is $1,200 per year, plus additional fees for add-on services such as global annual reports and conference call transcripts, and is available via multi-seat and enterprise-wide contract.

EDGAR Online Access. Our retail service is EDGAR Online Access (access.edgar-online.com). This product is less expensive and has fewer features than EDGAR Online Pro. EDGAR Online Access is available for $220 per year, purchased annually or quarterly, and is available via single-seat, credit card purchase only.

Digital Data Feeds

EDGAR Online Explorer. We make our various databases available through EDGAR Online Explorer. This product is a digital data feed transmitted through an application program interface - a customized request response mechanism that allows a licensed customer to seamlessly replicate a feature or functionality of our service inside an intranet, extranet and other proprietary products or applications. For instance, customers such as Standard & Poor's, Lexis-Nexis and One Source use this mechanism to enhance the functionality of their own products and services.

Other Services

We provide technical services to Nasdaq. Several of our technical and non-technical employees operate, maintain and support the Nasdaq Online website service which is available only to Nasdaq listed companies. We also provide ancillary advertising and e-commerce services on websites such as Yahoo!. We generate revenues through the sale of advertising banners and sponsorships on these websites and through e-commerce activities such as marketing third party services to the users of our websites.

PROPOSED PRODUCTS AND SERVICES

We continue to enhance our existing products and services by adding new tools and databases. Among our proposed products and services are analytical tools based on the quantitative and qualitative data sets that we collect. In 2005, we will introduce I-Metrix, a suite of products designed to process fundamental data, such as income statement, balance sheet and statements of cash flow, as well as standard financial ratios, insider transactions, changes in institutional ownership, Form 8-K information, keyword filings and corporate governance data. As a result of our continued work with XBRL, I-Metrix fundamental data will be delivered using the XBRL standard.

GROWTH STRATEGY

Our growth strategy is designed to capitalize on our brand recognition and our position as a provider of public company information to the financial and business community and consists of the following:

Increase Sales to New and Existing Customers

Our sales force will enable us to increase our goal of expanding sales of our products and services. Particularly, we have strengthened our management team by adding an Executive Vice President of Sales and Marketing to coordinate our accelerated effort to bring more of our products and services to market and to increase sales of our existing services, with particular emphasis on EDGAR Online Pro and the new I-Metrix suite of products. The sales group will continue to be expanded to meet the anticipated new demand for our services. Fundamental to our sales effort is managing our database of registered users of our former FreeEDGAR site and EDGAR Online, which includes more than 1 million names. We add approximately 10,000 to 15,000 new registered users per month. Our ongoing marketing activities involve targeting those users who are more suited to be users of our premium services and to proactively market to them to upgrade their subscriptions.

Develop New Products and Services

We continue to enhance our existing products and services by increasing functionality and adding more datasets from EDGAR content. We also regularly develop and license new analytical tools as well as adding new databases to enhance our offerings. We have recently added a database of Japanese company financial statements. As foreign jurisdictions begin to require their constituents to file their disclosures in XBRL we will be building a database of foreign financial statement data.

Expand Functionality and Content Offerings

We continuously seek to introduce new value-added services to increase revenues from our existing customer base and to attract new customers. We have sophisticated search technology under development to further mine the data in EDGAR filings and plan to continue to introduce and market tailored products to our customers. We continually seek to add more specialized and versatile tools and features to our products and services, to further enrich the type of information utilized by our customers. We are also incorporating additional sources of business and financial information into the services we offer to our clients. For example, in early 2004, we announced the addition of conference call transcripts, company web casts and an events calendar to our EDGAR Online Pro service.

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

-   Microsoft Office. We are creating interfaces to our content into Microsoft Office 2003, as well as to earlier releases of Microsoft Office.

We expect that this increased functionality will broaden our core customers to include accounting and consulting firms and public companies.

Expand Internationally

We intend to market our services more aggressively to international markets and are expanding our database to include filings made outside the United States to provide our users with access to corporate and financial information from these filings.

Expand Existing Alliances and Develop New Strategic Partnerships

We will seek to leverage our position as a leading source of business and financial information by broadening our existing strategic relationships and creating new strategic relationships. We believe that creating additional distribution relationships will allow us to reach a broader customer base, strengthen our brand awareness and ensure that we remain dominant in our current and future markets. We have developed strategic relationships with a number of industry leaders including Microsoft and Hitachi.

Microsoft Relationship. In October 2003, we signed a memorandum of understanding with Microsoft, whereby we have worked with Microsoft to build analytical capabilities within Microsoft Office 2003 Excel XBRL Tool For Microsoft Office, a first commercial application of the XBRL standard. In July 2004, we signed an additional agreement which allowed us to build this tool into the I-Metrix suite of products. With I-Metrix, users simply input a company's name or ticker symbol into an Excel spreadsheet, and that company's financial data will be automatically inserted in the appropriate cells, saving time and ensuring accuracy. Additionally, we have been designated a Solutions Showcase Microsoft partner and the I-Metrix suite of products are expected to be highlighted through Microsoft.com, Microsoft Office sales and marketing collateral and Microsoft’s intranet for sales and marketing. At this time, we are unable to estimate the amount of any future revenues or costs associated with this arrangement as the I-Metrix suite of products are not currently available to the market.

Hitachi Relationship. In September 2004, we signed a reseller agreement with Hitachi America, Ltd. whereby we have the right to sell to our United States customers financial data of companies listed on securities exchanges in Japan which are presented using XBRL standards. Hitachi has the right to sell EDGAR Online's U.S. public company financial data presented in XBRL to its Japanese customers.

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

MARKETING AND SALES

As of March 15, 2005, we have a staff of 24 professionals dedicated to supporting our sales and marketing efforts. We believe that enterprise customers will continue to represent an important source of revenue growth in the next few years, as we continue to introduce new value-added search and extraction products and customized fee-based services to enterprise purchasers of financial information.

We promote our services through direct sales efforts, websites, marketing alliances, direct marketing and telemarketing and trade shows. Through these efforts, we sell and use trial offers on EDGAR Online Pro and EDGAR Online Access to encourage visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

Our direct sales efforts are focused on decision makers in the financial services business, most typically a business group head, market data professional or corporate librarian. Our direct and telemarketing programs are based on lists we acquire from third parties or that we acquire through marketing alliances with websites such as Quote.com and Yahoo! Finance. In exchange for allowing users access to a basic level of financial information on a company through these websites and other marketing alliances, and through our sales efforts we register approximately 10,000 to 15,000 new users each month. We use this data, in addition to the lists we acquire, to run direct marketing, telemarketing and direct sales programs to these potential customers.

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citibank and Morgan Stanley, stock exchanges such as Nasdaq and the New York Stock Exchange, and leading information companies such as Lexis-Nexis, Moody's and Reuters.

We have over 185 clients that license EDGAR Online Explorer for use in existing intranet, extranet and other product applications. We also have over 24,000 users of EDGAR Online Pro and EDGAR Online Access. These subscribers represent a wide array of users in the financial services, accounting, legal, public company and other markets.

COMPETITION

We are a provider of financial and business information contained in SEC filings. As such, we compete with those businesses that provide similar information and have greater resources and market penetration than we do. As a result, they have been able to establish a stronger competitive position than we have, in part through greater marketing resources.

We believe that competition for business information comes from such companies as Reuters, Standard & Poor's and Thomson Financial. Competition for information focused on financial data or credit risk comes from companies such as S&P’s Capital IQ, Dun & Bradstreet and Factset. Competition for legal information comes from companies such as Global Securities Information. Other competitors include companies such as 10-K Wizard Technology, LLC, which focus on simple SEC data offerings, and MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

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

INTELLECTUAL PROPERTY

The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We have over 412 unique registered domain names, including those representing our flagship products EDGAR Online Pro and EDGAR Online Access. We have received registration for our EDGAR Online trademark from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings including EDGAR Pro, EDGAR Explorer, FreeEDGAR and EDGAR News and have active trademark/servicemark applications pending on certain other service offerings including EDGAR Analyst.

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

TECHNOLOGY

We develop and maintain our technology in-house and have the ability to create new distinct databases from EDGAR data such as initial public offering data, normalized financial data, ownership data and secondary public offering data. In addition, we can incorporate existing technologies and solutions driven by our domestic and international pricing systems, charting applications, validation systems, quoting applications, and various maintenance tools that ensure our commitment to data quality.

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

In order to further strengthen our capabilities in this area, we hired Stefan Chopin as our Chief Technology Officer in early 2004. Mr. Chopin was one of the original architects of our EDGAROnline.com technology and infrastructure and designed our website. Mr. Chopin previously served on our Board of Directors and has substantial expertise in both managing technology and understanding the demands of our marketplace.

INFRASTRUCTURE AND OPERATIONS

Although third party development support is sometimes used in order to meet some aggressive development timelines, our employees now perform all of our development programming, as well as manage our content delivery infrastructure. We own all the application level systems that serve our content delivery. The largest portion of our development team is located in our Rockville, Maryland office. In addition, the delivery solutions developed and maintained for some of our largest corporate customers are hosted primarily in our data center in Rockville and are facilitated by our use of the Microsoft technologies framework. The Rockville data center is also the primary facility that provides services used to deliver and support our flagship seat-based service EDGAR Online Pro, our EDGAR Online Explorer data feeds and other content delivery mechanisms.

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

Our systems are maintained on a 24 hour-a-day, 7 days-a-week basis by our own technicians. Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 AM to 5:00 PM (ET). Customer and support inquiries have the availability of our websites, e-mail and telephone options for assistance.

EMPLOYEES

As of March 15, 2005, we have 92 employees, two of whom are part-time employees. None of our employees are members of a union. We believe that we have good relations with our employees.

RISK FACTORS

The consolidated financial statements and notes thereto included in this report and the related discussion describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We, therefore, have included the following discussion of certain factors which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from its prior performance or financial condition or from management's expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO INCUR LOSES FOR THE FORESEEABLE FUTURE. IF WE ARE UNABLE TO ACHIEVE PROFITABILITY, OUR BUSINESS WILL SUFFER AND OUR STOCK PRICE IS LIKELY TO DECLINE.

We have never operated at a profit and we anticipate incurring a loss in 2005, and may incur additional losses in 2006. At December 31, 2004, we had an accumulated deficit of $46.3 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $16.2 million in 2002, to approximately $14.3 million in 2003 to approximately $12.9 million in 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

WE HAVE RECORDED IMPAIRMENT CHARGES IN CONNECTION WITH PRIOR ACQUISITIONS AND MAY RECORD FURTHER IMPAIRMENT CHARGES IN THE FUTURE, WHICH COULD FURTHER DELAY OUR PROFITABILITY.

Our losses in 2002 and 2000 were due, in part, to impairment charges relating to acquisitions we made in 1999 and 2000. In 2002 and 2000 we wrote down an aggregate of $15.5 million of goodwill and intangible assets relating to these acquisitions. We are required to test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Annual reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

NASDAQ ACCOUNTS FOR A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUE. HOWEVER, OUR NASDAQ RELATED REVENUE HAS BEEN DECREASING OVER THE LAST FEW YEARS AND WE EXPECT THAT THIS TREND WILL CONTINUE.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 14% and 28% of our total revenue during the years ended December 31, 2004 and 2003, respectively, and 14% and 21% of our revenue for the fourth quarters ended December 31, 2004 and 2003, respectively. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

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

THE TIMELINESS OF ACCEPTANCE OF XBRL IS UNCERTAIN AND ITS FAILURE TO GROW COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS.

We believe our future growth depends, in part, on the adoption of the new XBRL data standard. In particular, we believe that our initiative with the EDGAR Online XBRL Tool (I-Metrix) may provide us with a new source of subscribers. We are currently building a commercial version of the I-Metrix suite of products. These tools are designed solely for analyzing documents that have been formatted in XBRL and for use exclusively with the Microsoft Office System. Since I-Metrix is based on a new reporting language data standard, it is difficult to predict the demand, timing and rate of market adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON FURTHER DEVELOPING OUR INITIATIVES THROUGH THE MICROSOFT OFFICE SYSTEM. FAILURE TO DO SO MAY IMPAIR OUR ABILITY TO GROW AND BECOME PROFITABLE.

In October 2003, we signed a non-binding Memorandum of Understanding with Microsoft and have since worked with Microsoft to build analytical capabilities within the Microsoft Solution Accelerator for XBRL within Office 2003, a first commercial application of the XBRL standard. In July 2004, we entered into a license agreement with Microsoft, and we received certain license rights to develop and distribute an EDGAR Online branded version of Microsoft’s financial information analysis software. The software that we have licensed is a part of our I-Metrix product, which has not yet been introduced to the market. Thus we cannot assure you that this initiative will be successful. If this initiative is not successful, we may not be able to increase our revenues and achieve profitability in the short-term.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY. INCREASED COMPETITION WOULD MAKE PROFITABILITY EVEN MORE DIFFICULT TO ACHIEVE.

We compete with many providers of business and financial information including Bloomberg, S&P’s Capital IQ, Dun & Bradstreet, Global Securities Information, Reuters, Standard & Poor's, Thomson Financial, 10-K Wizard, MSN and Yahoo! Our industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

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

We may continue to expand our operations and market presence by making acquisitions and entering into business combinations, investments, joint ventures or other strategic alliances, with other companies. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to our then current stockholders. No specific transactions are pending at the current time and we cannot assure you that we will consummate any transactions in the future. However, these transactions create risks, such as:

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

WE DEPEND ON KEY PERSONNEL, THE LOSS OF WHOM COULD THREATEN OUR ABILITY TO OPERATE OUR BUSINESS SUCCESSFULLY.

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, our Chief Executive Officer, President and Secretary, Greg D. Adams, our Chief Financial Officer and Chief Operating Officer, Marc Strausberg, our Chairman, Stefan Chopin, our Chief Technology Officer and Morton Mackof, Executive Vice President of Sales, all of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for qualified personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with our key employees contain covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

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

WE COULD FACE LIABILITY AND OTHER COSTS RELATING TO OUR STORAGE AND USE OF PERSONAL INFORMATION ABOUT OUR USERS.

Users provide us with personal information, including credit card information, which we do not share without the user's consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 15, 2005, the highest closing sales price of our common stock was $3.16 and the lowest closing sales price of our common stock was $0.71. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

Our principal executive offices are located in Norwalk, Connecticut, where we lease 7,500 square feet of office space. This lease expires June 2006. We also lease approximately 4,900 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses sales and administrative personnel. This lease expires April 2007. Additionally, we lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Suite 310, Rockville, Maryland. In March 2005, we signed an amendment to the lease agreement which extended the lease term through August 2015. These facilities house our development and operations personnel as well as over computer and communications equipment.

We believe that our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

On December 30, 2004, the Company entered into a settlement agreement which concluded a lawsuit commenced by the Company entitled EDGAR Online, Inc. and Financial Insight Systems, Inc. v. Albert E. Girod and Kristine Delta, C.A. No. 1560-K, Court of Chancery of the State of Delaware, Kent County. The Company initiated the lawsuit against Albert Girod, its former chief technology officer, executive vice president and director, and Kristine Delta, its former vice president, based on certain claims that arose out of the purchase by the Company of Financial Insight Systems, Inc. ("FIS") in October 2000. The Company sought compensatory damages and/or restitution for defendants' alleged fraud, unjust enrichment, breach of fiduciary duty, breach of contract and other actions that occurred in connection with the acquisition of FIS. The Company settled the lawsuit in exchange for all of the shares of common stock then held by Mr. Girod and one-third of the shares of common stock currently held by Ms. Delta. Specifically, Mr. Girod transferred 962,375 shares to the Company and Ms. Delta transferred 12,500 shares to the Company. These shares are reflected in the Company's treasury. The Company and Mr. Girod have also agreed not to disparage each other pursuant to the Settlement Agreement.

On April 27, 2004, our former employee, A. Jason Sears, filed suit against us in the United States District Court for the District of Connecticut. The suit purports to allege causes of action for breach of contract, breach of the covenant of good faith and fair dealing, slander per se, negligent infliction of emotional distress and various causes of action pursuant to Connecticut's statutory employment law, arising out of the expiration of plaintiff's employment agreement on April 30, 2004. Plaintiff seeks compensatory damages as well as other relief. We will defend the action vigorously. We do not expect this litigation to have a material impact on our financial condition or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE FOR COMMON STOCK

On March 15, 2005, the closing sales price of our common stock on the Nasdaq National Market was $3.00.

Our common stock is traded on the Nasdaq National Market under the symbol EDGR. The following table sets forth the high and low closing sales prices of our common stock as quoted by the Nasdaq National Market:

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2003
First Quarter	$1.80	$0.85
Second Quarter	$1.55	$0.71
Third Quarter	$2.10	$1.08
Fourth Quarter	$2.41	$1.53
FISCAL YEAR ENDED DECEMBER 31, 2004
First Quarter	$1.87	$1.25
Second Quarter	$1.44	$0.89
Third Quarter	$1.07	$0.71
Fourth Quarter	$1.00	$1.59
FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter (through March 15, 2005)	$3.16	$1.30

We also have warrants to purchase common stock that have been trading on the Nasdaq National Market under the symbol EDGRW since May 26, 2004. The following table sets forth the high and low closing prices of our warrants as quoted by the Nasdaq National Market since the commencement of such trading:

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2004
May 26, 2004 - June 30, 2004	$0.23	$0.11
Third Quarter	$0.31	$0.16
Fourth Quarter	$0.60	$0.26
FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter (through March 15, 2005)	$1.65	$0.47

HOLDERS

As of March 15, 2005, there were approximately 94 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in this annual report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2004 are derived from our audited consolidated financial statements. The financial statements for December 31, 2004 and 2003 and each of the years in the three-year period ended December 31, 2004 are included elsewhere in this annual report. The financial statements of each of the years in the three-year period ended December 31, 2002 were audited by KPMG LLP, independent registered public accounting firm. The KPMG LLP Report of Independent Registered Public Accounting Firm makes reference to our change in accounting for goodwill and other intangible assets as of January 1, 2002. The financial statements at December 31, 2004 and 2003, and as of the end of the two years ended December 31, 2004 were audited by BDO Seidman, LLP, independent registered public accounting firm. Historical results are not necessarily indicative of the results to be expected in the future.

	YEAR ENDED DECEMBER 31,
	2000	2001	2002	2003	2004
(in thousands, except per share information)
STATEMENT OF OPERATIONS DATA:
Seat-based subscriptions	$2,220	$3,388	$5,148	$5,953	$6,919
Data sales	3,385	5,416	5,380	4,833	4,575
Technical services	1,124	6,782	4,287	2,805	823
Advertising and e-commerce	3,013	1,467	1,356	728	568
Revenues	9,742	17,053	16,171	14,319	12,885
Cost of revenues	3,022	4,449	2,632	1,979	1,898
Gross profit	6,720	12,604	13,539	12,340	10,987
Operating expenses:
Selling, general and administrative and development	13,296	12,965	12,315	11,086	12,167
Restructuring and severance charges(1)	--	995	(182)	784	--
Amortization and depreciation	3,484	4,767	2,880	2,503	2,226
Impairment of intangible assets(2)	6,151	--	--	--	--
Loss from operations	(16,211)	(6,123)	(1,474)	(2,033)	(3,406)
Interest income (expense) and other, net	974	(665)	(251)	(134)	1,240
Loss before cumulative effect of change in accounting principle	(15,237)	(6,788)	(1,725)	(2,167)	(2,166)
Cumulative effect of change in accounting principle (3)	--	--	(9,317)	--	--
Net loss	$(15,237)	$(6,788)	$(11,042)	$(2,167)	$(2,166)

Loss before cumulative effect of change in accounting principle per share - basic and diluted	$(1.18)	$(0.46)	$(0.10)	$(0.13)	$(0.11)
Cumulative effect of change in accounting principle per share - basic and diluted	(0.00)	(0.00)	(0.55)	(0.00)	(0.00)

Net loss per share - basic and diluted	$(1.18)	$(0.46)	$(0.65)	$(0.13)	$(0.11)

Weighted average shares outstanding - basic and diluted (4)	12,863	14,912	16,933	16,976	20,254

	DECEMBER 31,
	2000	2001	2002	2003	2004
BALANCE SHEET DATA:
Cash and cash equivalents	$2,284	$3,461	$5,550	$3,860	$2,678
Investments	$1,498	$--	$--	$--	$2,000
Working capital	$3,704	$46	$2,458	$702	$2,709
Total assets	$39,466	$33,486	$23,219	$19,145	$18,606
Long-term debt	$6,000	$3,800	$1,878	$--	$--
Stockholders' equity	$29,483	$23,960	$16,370	$14,015	$14,413

(1) In 2001, we recognized restructuring costs which were primarily comprised of expenses associated with closing our Kirkland, Washington office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for Financial Insight Systems, Inc. employees. In 2002, portions of these costs were reversed as contract terminations were negotiated. In 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. We accrued $783,600 of related severance costs.

(2) In 2000, we performed a reassessment of the recovery of the goodwill and other long-lived assets related to our acquisition of Partes Corporation, owner of the FreeEDGAR.com website, and our acquisition of certain of the assets of Individual Investor Group including the website InsiderTrader.com and related user data. Based on these reassessments, we recorded impairment charges of $6.0 million. The balance was attributable to an additional impairment charge of $117,000, as we discontinued the use of the edgar.com URL.

(3) We adopted Statement of Financial Accounting Standard No. 142 (SFAS 142) effective January 1, 2002. This standard required that we performed a transitional assessment to determine whether there was an impairment of goodwill. The assessment indicated that goodwill associated with the Financial Insight Systems acquisition was impaired and accordingly, we recognized a non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.

(4) Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 1,900,105, 2,805,010, 3,124,643, 3,347,660 and 6,994,742 for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 respectively.

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

OVERVIEW

We are a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals. We launched our EDGAR Online website in January 1996 and began selling our subscription services and establishing contractual relationships with business and financial information websites to supply EDGAR content. Our primary focus was generating sales leads and building brand recognition.

We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com website ("FreeEDGAR"), for $9.9 million. The purchase price consisted of the issuance of common stock, stock options and warrants, the assumption of liabilities and acquisition related expenses. In October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. ("FIS") for approximately $28.1 million. The purchase price included the issuance of common stock, a cash payment, issuance of notes and acquisition related expenses.

We are continuing to focus on growing our subscription revenues and corporate data sales and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include EDGAR Online Pro and EDGAR Online Access. In October 2004, we discontinued the FreeEDGAR service. EDGAR Online Pro is sold by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and from the migration of users from EDGAR Online Access. The price of a new subscription is $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. EDGAR Online Access is available for $220 per year and is purchased annually or quarterly in advance with a credit card. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Digital Data Feeds. Through EDGAR Online Explorer, we license services that integrate our products into our customers' existing applications. The price for a digital data feed ranges from approximately $1,200 to $200,000 per year. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from digital data feeds is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

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

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
Total revenues	100%	100%	100%
Cost of revenues	16	14	15
Gross profit	84	86	85

Operating expenses:
Sales and marketing	14	15	20
Product development	14	12	13
General and administrative	48	50	62
Restructuring and severance costs	(1)	6	-
Amortization and depreciation	18	17	17
Loss from operations	(9)	(14)	(27)
Interest and other, net	(2)	(1)	10
Loss before cumulative effect of
change in accounting principle	(11)	(15)	(17)

Cumulative effect of change
in accounting principle	(58)	-	-
Net loss	(68)%	(15)%	(17)%

COMPARISON OF THE YEARS 2004, 2003, AND 2002

REVENUES

Total revenues for the year ended December 31, 2004 decreased 10% to $12.9 million, from $14.3 million for the year ended December 31, 2003. The net decrease in revenues is primarily attributable to a $2.0 million, or 71%, decrease in technical services revenues, a $258,000, or 5%, decrease in data sales, and a $160,000, or 22%, decrease in advertising and e-commerce revenues which were partially offset by a $966,000, or 16%, increase in seat-based subscriptions.

Total revenues for the year ended December 31, 2003 decreased 11% to $14.3 million from $16.2 million for the year ended December 31, 2002. The net decrease in revenues is primarily attributable to a $1.5 million, or 35%, decrease in technical services revenues, a $628,000 or 46%, decrease in advertising and e-commerce revenues, and a $547,000, or 10%, decrease in data sales which were partially offset by a $805,000, or 16%, increase in seat-based subscriptions.

Seat-based Subscriptions

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
REVENUES (IN $000s)	$5,148	$5,953	$6,919
Percentage of total revenue	32%	42%	54%
Number of subscribers	23,000	23,000	23,800
Average price per subscriber	$224	$259	$291

The increase in seat-based subscription revenue in 2004 and 2003 is primarily due to a 12% increase in the average price per subscriber in 2004 from 2003 and a 16% increase in the average price per subscriber 2003 from 2002 as well as an increase in the number of seat-based contracts and individual accounts. The increases in subscriptions to our premium product, EDGAR Online Pro were offset by cancellations and user migrations from our retail service, EDGAR Online Access. In late 2003 and early 2004, we expanded our telesales and account management personnel in order to sell EDGAR Online Pro to new customers, reduce cancellations and capitalize on our strategic relationships. With an expanded sales team and the launch of I-Metrix, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

Data Sales

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
REVENUES (IN $000s)	$5,380	$4,833	$4,575
Percentage of total revenue	33%	34%	36%
Number of contracts	191	220	194
Average price per contract	$28,168	$21,968	$23,582

The decrease in data sales in 2004 from 2003 was primarily due to several smaller contracts not being renewed. The decrease in data sales in 2003 from 2002 was primarily attributable to the fact that two of our largest customers reduced their purchases by an aggregate of $1.0 million. We were able to offset these significant contract reductions by adding a number of new customers and by expanding the scope of services with our existing customers.

Technical services

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
REVENUES (IN $000s)	$4,287	$2,805	$823
Percentage of total revenue	27%	19%	6%

The decrease in technical services revenue is due to decreases in the services provided to Nasdaq, the sole client to which we provide technical services. In May 2003, the Nasdaq-Online.com website that we previously hosted in our Rockville, Maryland facility was removed from our data center and into Nasdaq's facility, significantly reducing our technical services revenue during the second half of 2003. In 2004, Nasdaq further reduced their technical services contract. We expect technical services revenue from Nasdaq will be approximately $200,000 in the first quarter of 2005 and anticipate that this will decline further during the remainder of 2005.

Advertising and E-Commerce

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
REVENUES (IN $000s)	$1,356	$728	$568
Percentage of total revenue	8%	5%	4%

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

Total cost of revenues for the year ended December 31, 2004 decreased $81,000, or 4%, to $1.9 million, from $2.0 million for the year ended December 31, 2003. The decrease in cost of revenues is primarily attributable to a continued decrease in the cost and number of content feeds and communications lines, as well as the workforce reduction effected March 31, 2003.

Total cost of revenues for the year ended December 31, 2003 decreased $653,000, or 25%, to $2.0 million from $2.6 million for the year ended December 31, 2002. The decrease in cost of revenues is primarily attributable to a decrease in the cost and number of content feeds and communications lines, as well as the workforce reduction effected March 31, 2003.

OPERATING EXPENSES

Selling and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2004 increased $437,000, or 20%, to $2.6 million, from $2.2 million for the year ended December 31, 2003, due to a $288,000 increase in payroll expenditures required to increase our sales force as well as a $110,000 increase in outside consulting fees. Sales and marketing expenses for the year ended December 31, 2003 decreased $149,000, or 6%, to $2.2 million, from $2.3 million for the year ended December 31, 2002, primarily due to a $176,000 decrease in payroll expenses resulting from the workforce reduction effected March 31, 2003.

Development. Development expenses for the year ended December 31, 2004 decreased $99,000, or 6%, to $1.6 million, from $1.7 million for the year ended December 31, 2003 primarily due to a $73,000 decrease in payroll costs. Development expenses for the year ended December 31, 2003 decreased $545,000, or 24%, to $1.7 million, from $2.2 million for the year ended December 31, 2002, primarily due to a $478,000 decrease in payroll expenses, $285,000 of which was related to the workforce reduction effected March 31, 2003.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2004 increased $743,000, or 10%, to $8.0 million, from $7.2 million for the year ended December 31, 2003. The increase was primarily due to a $437,000 increase in bad debt provisions as well as a $191,000 increase in professional fees. The increase in bad debt provisions reflect an increase in the age of certain receivable balances during the fourth quarter of 2004. We have implemented new procedures beginning in 2005 that we believe will improve the collectibility of these types of accounts. General and administrative expenses for the year ended December 31, 2003 decreased $535,000, or 7%, to $7.2 million, from $7.8 million for the year ended December 31, 2002 primarily due to a $221,000 decrease in payroll expense related to the workforce reduction effected March 31, 2003 and a $437,000 decrease in professional fees as 2002 included costs incurred in association with a terminated proposed transaction.

Restructuring Costs. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. We accrued $784,000 of related severance costs in the first quarter of 2003. In 2002, we reversed approximately $182,000 of charges related to the closing our Kirkland, Washington office as contract terminations were re-negotiated.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the year ended December 31, 2004 decreased $277,000, or 11%, to $2.2 million, from $2.5 million for the year ended December 31, 2003. The decreases are due to several fixed assets becoming fully depreciated as well as the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999 becoming fully amortized in 2004. Depreciation and amortization for the year ended December 31, 2003 decreased $377,000, or 13%, to $2.5 million, from $2.9 million for the year ended December 31, 2002 due to several fixed assets becoming fully depreciated in 2003.

Cumulative Effect of Change in Accounting Principle. As required by SFAS 142, which we adopted effective January 1, 2002, we performed a transitional assessment to determine whether there was an impairment of goodwill at the effective date. Based on this assessment, we recognized a $9.3 million non-cash charge, measured as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the charge.

Other Income. On December 30, 2004, we entered into a settlement agreement which concluded a lawsuit commenced by us against Albert E. Girod, our former Chief Technology Officer, Executive Vice President and Director, and Kristine Delta, our former Vice President, based on certain claims that arose out of the purchase of FIS in October 2000. We settled the lawsuit in exchange for all of the shares of common stock then held by Mr. Girod and one-third of the shares of common stock then held by Ms. Delta. Specifically, Mr. Girod transferred 962,375 shares Ms. Delta transferred 12,500 shares to us which are included in treasury stock at December 31, 2004. We recorded other income of $1.2 million which is comprised of $1.5 million in gross income representing the fair value of the stock received offset by $347,000 legal fees.

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

	THREE MONTHS ENDED
	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2003	2003	2003	2003	2004	2004	2004	2004
	(in thousands) (UNAUDITED)
REVENUE SOURCES:
Seat-based subscriptions	$1,423	$1,485	$1,502	$1,543	$1,605	$1,715	$1,775	$1,824
Data sales	1,192	1,301	1,169	1,171	1,162	1,095	1,145	1,173
Technical services	1,020	1,015	423	347	206	207	204	206
Advertising and e-commerce	201	193	207	127	173	220	113	62
Total	$3,836	$3,994	$3,301	$3,188	$3,146	$3,237	$3,237	$3,265

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $1.0 million for the year ended December 31, 2004, a decrease from net cash provided from operating activities of $674,000 for the year ended December 31, 2003. This is primarily due to an increase in accounts receivable resulting from, among other things, price increases for our services implemented in December 2003 and a greater portion of our revenue being billed on an annual basis, as well as an increase in our loss from operations related to the decrease in technical services revenue and additional expenditures to increase our sales efforts.

Capital expenditures, primarily for computers and equipment, totaled $358,000 for the year ended December 31, 2004, and $600,000 for the year ended December 31, 2003. The purchases were made to support our expansion and increased infrastructure.

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

On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the agreement, we were required to make payments to Mr. Vos of $340,000 in 2003 and $170,000 in 2004, and are required to make payments totaling $42,000 in either 2005 or 2006. We have also paid or are obligated to make three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos, one payment per year in 2003, 2004 and 2005. On March 31, 2003, we effected a plan to align our cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract, which began in the second half of 2003, by approximately $2.4 million annually. The plan entailed a reduction in workforce of 17%, which was effected in March 2003. We anticipate that this action will reduce operating expenses on an annualized basis by approximately $1.2 to $1.3 million. We incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with Mr. Vos.

In May 2004, we sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of our common stock and one warrant to purchase one share of our common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares of common stock included in the over-allotment units, 300,000 were offered by a selling stockholder and we did not receive any proceeds from that portion of the over-allotment.  We also issued to the underwriter of the public offering a warrant to purchase 250,000 units for a price of $2.40 per unit. The warrants issued in the public offering are separately traded, have an exercise price of $1.50 and are exercisable until May 29, 2009. Since November 26, 2004, we have had the right to redeem some or all of the warrants at a price of $0.25 per warrant after the closing price for our common stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. We received net proceeds of approximately $4.1 million from the public offering. As of March 15, 2005, our common stock has satisfied the foregoing trading requirement.

At December 31, 2004, we had cash and short-term investments on hand of $4.7 million, which includes a certificate of deposit (CD) for $2,000,000 at 2.10% that matures in June 2005. In addition, in the event we elect to redeem the warrants issued in the May 2004 offering, we may receive proceeds of up to $4.7 million from holders who then elect to exercise the warrants. In the event that holders do not elect to exercise their warrants upon the occurrence of a redemption event, if any, we would be required to expend up to $781,000 for such redemption. We believe that our existing capital resources and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations at December 31, 2004, in thousands, were as follows:

	Payments Due by Period
		Less than	1 - 3
	Total	1 year	Years
Operating leases	$1,099	$730	$369
Severance payments	103	103	--
Total	$1,202	$833	$369

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

We derive revenues from four primary sources: seat-based subscriptions to our Web services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided. Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions (APB 29). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123(R) on the effective date. We expect the adoption of SFAS 123(R) will have a material impact on our net income and earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE FLUCTUATIONS

We generally invest in short-term, low risk instruments. We believe that any change in interest rates would not have a material effect on our financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 15, 2003, we dismissed KPMG LLP (KPMG) as our principal accountant engaged to audit our financial statements. KPMG performed the audits of our financial statements for the fiscal years ended December 31, 1999, 2000, 2001 and 2002. During these periods and the subsequent interim period prior to their dismissal, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreements in connection with KPMG's report, nor were there any "reportable events," as such term is defined in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended (Regulation S-K). The audit report of KPMG for our fiscal year ended December 31, 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles. On September 15, 2003, we engaged BDO Seidman, LLP (BDO Seidman) as our new independent accountants to audit our financial statements. Before engaging BDO Seidman, we had not consulted with them regarding: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). Our Audit Committee approved the change in accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our current executive officers and directors and their respective ages as of March 22, 2005 are as follows:

NAME	AGE	POSITION
Susan Strausberg (1)	65	Chief Executive Officer, President, Secretary and Director

Marc Strausberg (1)	70	Chairman of the Board of Directors

Greg D. Adams (1)	43	Chief Operating Officer, Chief Financial Officer and Director

Stefan Chopin	46	Chief Technology Officer

Morton Mackof	57	Executive Vice President of Sales

Elisabeth DeMarse (2)(3)	50	Director

Richard L. Feinstein (3)(4)	61	Director

Mark Maged (2)(3)(4)	73	Director

Miklos A. Vasarhelyi (2)(4)	60	Director

(1) Member of the Outside Directors Compensation Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating Committee.

(4) Member of the Audit Committee.

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

MORTON MACKOF joined our Board of Directors in February 2004 and became our Executive Vice President of Sales in November 2004. Mr. Mackof resigned from the Board of Directors in March 2005. Prior to joining EDGAR Online, Mr. Mackof served in numerous executive capacities with International Business Machines, FONAR Corporation, Third Millennium Technology and Data General Corporation. Mr. Mackof also served as the President and Executive Vice President of Sales and Marketing for Track Data Corporation. Mr. Mackof received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute, where he also pursued graduate studies in Computer Science.

ELISABETH DEMARSE has been a member of our Board of Directors since November 2004. Ms. DeMarse is currently a member of the Board of Directors for Heska Corporation, where she serves on the Audit Committee. She brings over 25 years of executive management experience and a successful track record across a diverse set of businesses to EDGAR-Online. Most recently, Ms. DeMarse served as President and Chief Executive Officer of Bankrate Inc., an internet based consumer banking marketplace. Prior to that time, Ms. DeMarse served as Executive Vice President of International Operations at Hoover’s, Inc., which operates Hoover’s Online. Prior to her focus in the Internet sector, she spent ten years at Bloomberg L.P. in various leadership positions, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. cum laude from Wellesley College where she majored in history, and an M.B.A. from Harvard with an emphasis on marketing. She is a member of The Committee of 200.

RICHARD L. FEINSTEIN has been a member of our Board of Directors since April 2003. Mr. Feinstein is currently a private consultant providing management and financial advice to clients in a variety of industries. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (OTC BB: MAJR.OB), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

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

BOARD OF DIRECTORS AND COMMITTEES

Our Board of Directors has an Audit Committee, a Compensation Committee, an Outside Directors Compensation Committee and a Nominating Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Messrs. Feinstein, Maged and Vasarhelyi, each of whom are non-employee directors. Mr. Feinstein serves as the Chairman of the Audit Committee.

The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board regarding such matters. The members of the Compensation Committee are Messrs. Maged and Vaserhelyi and Ms. DeMarse. Mr. Maged serves as the Chairman of the Compensation Committee.

The Outside Directors Compensation Committee has the discretion of granting compensation and stock options to the outside directors under the terms of the 1999 Outside Directors Stock Option Plan. The members of the Outside Directors Compensation Committee are Marc Strausberg, Susan Strausberg and Greg Adams.

The Nominating Committee reviews and assesses the composition of the Board, assists in identifying potential new candidates for Director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Messrs. Feinstein and Maged and Ms. DeMarse. Mr. Maged serves as the Chairman of the Nominating Committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act generally requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require us to disclose any reporting violations with respect to the 2004 fiscal year which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms received by us, we believe that all required reports for the 2004 fiscal year have been timely filed other than the following Form 4 filings made by Miklos Vasarhelyi: Form 4 filed June 24, 2004, Form 4A filed June 24, 2004 and Form 4 filed July 26, 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2004, 2003 and 2002 by our Chief Executive Officer and our four most highly compensated executive officers (other than our Chief Executive Officer).

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	OTHER(2)	OPTIONS (#)
Susan Strausberg (1)	2004	$220,000	$24,750	$21,000(2)	7,500
Chief Executive Officer and President	2003	$211,231	—	$12,115(2)	27,500
	2002	$152,923	—	—	14,000

Marc Strausberg	2004	$100,000	—	$21,000(2)	7,500
Chairman	2003	$113,846	—	$12,115(2)	15,000
	2002	$146,885	—	—	14,000

Tom Vos	2004	$—	—	$170,000(3)	—
Former President and Chief	2003	$41,731	—	$340,000(3)	—
Operating Officer	2002	$149,904	—	—	14,000

Greg Adams (1)	2004	$195,000	$21,938	$18,000(2)	180,000
Chief Operating Officer and Chief	2003	$193,346	—	$18,000(2)	130,000
Financial Officer	2002	$149,904	—	$43,049(2)	14,000

Stefan Chopin	2004	$170,625	—	$15,750(2)	57,500
Chief Technology Officer	2003	—	—	$12,500(4)	10,000	(4)
	2002	—	—	$7,500(4)	15,000	(4)

(1) Effective January 27, 2003, Ms. Strausberg assumed the responsibilities of President and Mr. Adams assumed the responsibilities of Chief Operating Officer.

(2) Includes amounts paid as commutation allowances and a commission paid in 2002 to Mr. Adams for certain sales.

(3) Includes amounts paid under a Separation and Release Agreement between us and Mr. Vos. Mr. Vos' employment terminated in March 2003.

(4) Includes amounts paid and options granted pursuant to Mr. Chopin’s position as a Director of the Company. 15,000 options granted under the 1999 Directors Plan were cancelled when Mr. Chopin resigned from the Board in 2004.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information regarding stock options granted to each of the executives named in the Summary Compensation Table above during the 2004 fiscal year. We have never granted any stock appreciation rights.

	INDIVIDUAL GRANTS(1)				POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM(3)
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN 2004(2)	EXERCISE PRICE PER SHARE ($)	EXPIRATION DATE	5%	10%
Susan Strausberg	7,500	1.03%	$1.05	June 17, 2014	$10,854	$21,926
Marc Strausberg	7,500	1.03%	$1.05	June 17, 2014	$10,854	$21,926
Tom Vos	--	--	--	--	--	--
Greg Adams	30,000	4.12%	$0.95	June 17, 2014	$46,266	$90,553
	150,000	20.61%	$1.27	December 27, 2014	$183,331	$404,767
Stefan Chopin	100,000	13.74%	$1.72	February 18, 2014	$77,221	$224,843
	7,500	1.03%	$0.95	June 17, 2014	$11,567	$22,638

(1) Each option represents the right to purchase one share of common stock. The options shown in this table were all granted under our 1999 Stock Option Plan, as amended.

(2) In the 2004 fiscal year, we granted options to employees to purchase an aggregate of 727,850 shares of common stock.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during the 2004 fiscal year by each of the executives named in the Summary Compensation Table above and the fiscal year-end value of unexercised options. No options were exercised by any of the executives named in the Summary Compensation Table above during this period.

	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT DECEMBER 31, 2004		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT DECEMBER 31, 2004 (1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Susan Strausberg	101,000	80,500	$11,142	$15,521

Marc Strausberg	96,833	22,167	$9,350	$7,938

Tom Vos	386,833	4,667	$265,675	$--

Greg Adams	295,167	271,333	$25,642	$88,333

Stefan Chopin	20,834	164,166	$1,067	$16,983

(1) The closing price of the common stock as of December 31, 2004 was $1.53.

EMPLOYMENT AGREEMENTS

On April 26, 2004, we entered into a two-year employment agreement with Susan Strausberg to serve as our President, Chief Executive Officer and Secretary. The term of the agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Ms. Strausberg or us. The agreement provides for a minimum annual salary of $220,000, an annual bonus at the discretion of the Board of Directors and a commutation allowance equal to $1,750 per month. Additionally, in the event there is a change of control (as defined in the agreement) and Ms. Strausberg's employment is terminated (either by her or us) within the employment term, Ms. Strausberg will receive a severance benefit equal to the sum of (i) her then applicable annual base salary and (ii) the average of her last two annual cash bonuses, which will continue for the greater of (i) the balance of the remaining term of the agreement or (ii) one year from the date of termination. Moreover, if we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Ms. Strausberg terminates the agreement for good reason (as defined in the agreement), we will pay Ms. Strausberg a one-year severance payment. The agreement also contains non-compete and non-solicitation provisions effective during the term of her employment and for one year thereafter. On January 31, 2005, Amendment No. 1 to Employment Agreement was signed which provided for immediate vesting of any stock options outstanding under certain circumstances.

On April 26, 2004, we entered into a two-year employment agreement with Marc Strausberg to serve as our Chairman of the Board of Directors. The term of the agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Strausberg or us. The agreement provides for a minimum annual salary of $100,000, an annual bonus at the discretion of the Board of Directors and a commutation allowance equal to $1,750 per month. In the event there is a change of control (as defined in the agreement) and Mr. Strausberg's employment is terminated (either by him or us) within the employment term, Mr. Strausberg will receive a severance benefit equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, which will continue for the greater of (i) the balance of the remaining term of the agreement or (ii) one year from the date of termination. Moreover, if we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Mr. Strausberg terminates the agreement for good reason (as defined in the agreement), we will pay Mr. Strausberg a one-year severance payment. The agreement also contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, Amendment No. 1 to Employment Agreement was signed which provided for immediate vesting of any stock options outstanding under certain circumstances.

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

On December 27, 2004, we entered into a two-year employment agreement with Greg Adams to serve as Chief Financial Officer and Chief Operating Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or us. The agreement provides Mr. Adams with a minimum annual salary of $210,000, an annual bonus at the discretion of the Board of Directors, a commutation allowance equal to $1,500 per month and options to purchase 150,000 shares of our common stock under our 1999 Stock Option Plan. In the event there is a change of control (as defined in the agreement) and Mr. Adams's employment is terminated (either by him or us) within one year thereafter, Mr. Adams will receive a severance benefit equal to the the sum of (i) 1.5 times his then applicable annual base salary and (ii) the average of his last two annual cash bonuses paid as well as the cost of outplacement counseling up to $25,000. Moreover, if we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Mr. Adams terminates the agreement for good reason (as defined in the agreement), we will pay Mr. Adams a severance payment equal to one year his then applicable salary and the average of the last two annual cash bonuses in 12 monthly installments. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, Amendment No. 1 to Employment Agreement was signed which provided for immediate vesting of any stock options outstanding under certain circumstances.

On February 18, 2004, we entered into a one-year employment agreement with Stefan Chopin to serve as Chief Technology Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Chopin or us. The agreement provides Mr. Chopin with a minimum salary of $195,000, a commutation allowance equal to $1,500 per month, options to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan and an annual bonus at the discretion of the Board of Directors. In the event there is a change of control (as defined in the agreement) and Mr. Chopin's employment is terminated (either by him or us) within one year thereafter, Mr. Chopin will receive a severance benefit equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, Amendment No. 1 to Employment Agreement was signed which provided for immediate vesting of any stock options outstanding under certain circumstances.

On November 29, 2004, we entered into a two-year employment agreement with Morton Mackof to serve as Executive Vice President of Sales. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Mackof or us. The agreement provides Mr. Mackof with a minimum annual salary of $195,000, an annual bonus at the discretion of the Board of Directors, and options to purchase 75,000 shares of our common stock under our 1999 Stock Option Plan. If we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Mr. Mackof terminates the agreement for good reason (as defined in the agreement), we will pay Mr. Mackof a severance payment equal to one year his then applicable salary and the average of the last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, Amendment No. 1 to Employment Agreement was signed which provided for immediate vesting of any stock options outstanding under certain circumstances.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationships exist between any members of our Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

DIRECTOR COMPENSATION

Directors are currently eligible to receive stock options every three years under any one of our three stock option plans: the 1996 Stock Option Plan, the 1999 Stock Option Plan and the 1999 Outside Directors' Stock Option Plan. In August 2000, each of our non-employee directors was granted options to purchase 7,500 shares of common stock at an exercise price of $3.50 per share under the 1999 Stock Option Plan. In August 2002, each of our non-employee directors were granted options to purchase 15,000 shares of our common stock at a price of $1.75 per share under our 1999 Outside Directors Stock Option Plan. In June 2003, Messrs. Chopin and Maged were granted options to purchase 10,000 shares of our common stock at a price of $1.21 per share under our 1999 Stock Option Plan. Mr. Chopin’s options were cancelled when he resigned from the Board of Directors in February 2004 and he received new options as part of his employment agreement.

In November 2002, a Merger and Acquisition Committee was formed consisting of our former outside directors, Bruce Bezpa and Stefan Chopin, and our current outside director, Mark Maged, to explore a proposed transaction. Each member of the committee was paid $7,500 in 2002 and $7,500 in 2003. The proposed merger was not consummated, and no further payments are due to the members of this committee, which has since been terminated. In June 2004, each of our then current directors was paid $7,500 as compensation for services rendered in connection with our May 2004 secondary offering.

In January 2003, Douglas McIntyre, a former outside director, was granted options to purchase 15,000 shares of common stock at an exercise price of $1.42 per share under our 1999 Outside Directors Stock Option Plan. These options were unvested and forfeited when Mr. McIntyre resigned from the Board of Directors in April 2003.

In April 2003, Messrs. Burditt and Feinstein were each granted options to purchase 15,000 shares at an exercise price of $0.86 per share under our 1999 Outside Directors Stock Option Plan. Mr. Burditt’s options were unvested and forfeited when he resigned from the Board of Directors in April 2004.

In April 2003, Jonathan Bulkeley was granted options to purchase 75,000 shares of our common stock at a price of $0.86 under our 1999 Stock Option Plan. Mr. Bulkeley also entered into a consulting agreement which paid him an annual salary of $60,000 to serve as non-executive Vice Chairman of the Board of Directors. On February 2, 2004, the consulting agreement was terminated. Mr. Bulkeley’s options were unvested and forfeited when he resigned from the Board of Directors in March 2004.

In February 2004, Messrs. Mackof and Vasarhelyi were each granted options to purchase 15,000 shares at an exercise price of $1.75 per share under our 1999 Outside Directors Stock Option Plan. Mr. Mackof’s director options were cancelled when he resigned from the Board of Directors in March 2005 and he received new options as part of his employment agreement.

In October 2004, Elisabeth DeMarse was granted options to purchase 15,000 shares at an exercise price of $1.25 per share under our 1999 Outside Directors Stock Option Plan.

In addition to the grant of stock options available to directors, non-employee directors are now eligible to receive $5,000 every six months as consideration for their service on the Board. In addition, beginning in November 2004, directors are also eligible to receive $5,000 per year for serving on the audit or compensation committee and an additional $5,000 for chairing the committee. On December 31, 2003, each of Messrs. Burditt, Chopin, Feinstein and Maged received $5,000. On June 30, 2004, each of Messrs. Feinstein, Mackof, Maged and Vaserhelyi received $5,000. On January 3, 2005, Messrs. Feinstein, Mackof, Maged, and Vaserhelyi, and Ms. DeMarse received $7,500, $6,667, $9,167, $8,333 and $5,833, respectively. The next scheduled payment to be made to the non-employee directors is due June 30, 3005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2005 by:

- each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

- each of our directors;

- each of the executives named in the Summary Compensation Table above; and

- all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES (1)	PERCENT OF SHARES OWNED

Executive Officers and Directors:
Susan Strausberg (2)	2,290,173	10.41%

Marc Strausberg (3)	2,290,173	10.41%

Greg D. Adams (4)	309,834	1.40%

Stefan Chopin (5)	353,552	1.62%

Elizabeth DeMarse	-	*

Richard L. Feinstein (6)	10,000	*

Morton Mackof	8,000	*

Mark Maged (7)	104,445	*

Miklos A. Vasarhelyi (8)	175,850	*

All executive officers and directors as a group (9 persons)	3,251,854	14.50%

Other 5% Stockholders:
Austin W. Marxe/David	4,339,912	19.35%
Greenhouse (9)
153 East 53rd Street
New York, NY 10021

Theodore Cross (10)	1,626,500	7.47%
One Cambleton Circle
Princeton, NJ 08540

Gannett Welsh & Kotler (11)	1,621,500	7.45%
222 Berkeley Street
Suite 1500
Boston, Ma 02116

* Less than 1%.

(1) Shares of common stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 156,000 shares owned by Ms. Strausberg's husband, Marc Strausberg, EDGAR Online's Chairman of the Board and 1,912,840 shares owned by TheBean LLC as well as 114,833 shares issuable upon exercise of options exercisable within 60 days and 106,500 shares issuable upon exercise of options exercisable within 60 days owned by Ms. Strausberg's husband, Marc Strausberg. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.

(3) Includes 1,912,840 shares owned by TheBean LLC as well as 106,500 shares issuable upon exercise of options exercisable within 60 days and 114,833 shares issuable upon exercise of options exercisable within 60 days owned by Mr. Strausberg's wife, Susan Strausberg. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.

(4) Includes 309,834 shares issuable upon exercise of options exercisable within 60 days.

(5) Includes shares owned jointly with Barbara Chopin, his wife and 64,168 shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days.

(7) Includes 30,834 shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days.

(9) Reflects amount derived from this persons’ Schedule 13G/A as filed with the SEC on February 11, 2005.

(10) Reflects amount derived from such person’s Schedule 13G as filed with the SEC on February 14, 2005.

(11) Reflects amount derived from such entity’s Schedule 13F as filed with the SEC on February 14, 2005.

STOCK OPTION PLANS

We currently have three stock option plans: 1996 Stock Option Plan, 1999 Stock Option Plan, as amended, and 1999 Outside Directors Stock Option Plan. The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock to our officers, directors, employees and consultants. The 1999 Stock Option Plan (the "1999 Plan") provides for the granting of options to purchase up to an aggregate of 3,200,000 shares of our authorized but unissued common stock to our officers, directors, employees and consultants. Both the 1996 Stock Option and the 1999 Stock Option Plan are intended as an incentive to encourage stock ownership by officers and certain of our other employees in order to increase their proprietary interest in our continued growth and success and to encourage such employees to remain in the employ of EDGAR Online.

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

As of March 15, 2005, 800,000 options were authorized under the 1996 Plan and options to purchase 607,455 shares were outstanding and 42,045 options were available for future grants. As of March 15, 2005, 3,200,000 options were authorized under the 1999 Plan, options to purchase 2,395,456 shares were outstanding and 591,809 options were available for future grants. As of March 15, 2005, 100,000 options were authorized under the 1999 Outside Directors Stock Option Plan, 60,000 options to purchase shares had been granted and 40,000 options were available for future grants. As of March 15, 2005, 100,000 options were authorized under the FreeEDGAR Stock Option Plan and 2,025 shares were outstanding. No future grants will be made under the FreeEDGAR Stock Option Plan.

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

EQUITY COMPENSATION PLANS

The following table sets forth information as of March 15, 2005 with respect to compensation plans under which our equity securities are authorized for issuance.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS		WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity compensation plans approved by stockholders:	6,905,892	(1)	$1.93	769,746	(2)

Equity compensation plans not approved by stockholders	--		--	--

Total	6,905,892	(1)	$1.93	769,746	(2)

(1) Includes 607,455 options issued and outstanding in the 1996 Stock Option Plan with a weighted average exercise price of $2.39 per share, 2,395,456 options issued and outstanding under the 1999 Stock Option Plan with a weighted average exercise price of $2.20 per share, 2,025 options issued and outstanding under the FreeEDGAR Stock Option Plan with a weighted average exercise price of $3.03, 60,000 options issued and outstanding in the 1999 Outside Director Plan with a weighted average exercise price of $1.41 per share and 3,840,956 warrants with a weighted average exercise price of $1.69 per share.

(2) Includes 42,045 shares available for issuance under the 1996 Stock Option Plan, 591,809 shares available for issuance under the 1999 Stock Option Plan, 95,892 shares available for issuance under the FreeEDGAR Stock Option Plan and 40,000 shares available for issuance under the 1999 Outside Directors Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During 2004 and 2003, the Company retained its principal auditors, BDO Seidman, LLP, in several capacities (in thousands):

	2004	2003
Audit Fees	$174	$112
Audit-Related Fees	15	--
Tax Fees	--	--
All Other Fees	--	--
Total	$189	$112

Audit Fees. Audit fees represent amounts incurred in connection with the audit of the Company's annual financial statements included in the Company's Form 10-K and review of quarterly financial statements included in the Company's Forms 10-Q and amounts incurred in connection with the Company's secondary public offering in May 2004. In 2003, audit fees for services provided by BDO Seidman, LLP began in the quarter ended September 30, 2003.

Audit Related Fees. Audit related fees represent amounts incurred in connection with the audit of the Company’s 401(k) Savings Plan.

All fees paid by the Company to the Company's independent auditors were approved by the Audit Committee in advance of the services being performed by such auditors.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before the Company's independent accountant is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee's pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee, attached as Exhibit B to this Proxy Statement.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of September 10, 1999 among EDGAR Online, Inc., FreeEDGAR Acquisition Corp. and FreeEDGAR.com, Inc. (7)

2.2	Agreement and Plan of Merger dated as of October 18, 2000 among Registrant, FIS Acquisition Corp., Financial Insight Systems, Inc. and the Principal Stockholders named therein. (6)

3.01	Certificate of Incorporation (1)

3.02	Amended and Restated Certificate of Incorporation (2)

3.03	Bylaws (2)

3.04	Amendment to Amended and Restated Certificate of Incorporation*

4.01	Form of Specimen Stock Certificate for Registrant's Common Stock (2)

4.02	10% Convertible Subordinated Debenture due 2001(1)

4.03	Warrant to Purchase Common Stock(1)

10.01	Form of Indemnity Agreement to be entered into between the Registrant with each of its directors and executive officers(2)

10.02	1996 Stock Option Plan(1)

10.03	1999 Stock Option Plan(2)

10.04	1999 Outside Directors Stock Option Plan(2)

10.05	Amended and Restated Employment Agreement dated as of May 6, 1999 between the Registrant and Marc Strausberg(2)

10.06	Amended and Restated Employment Agreement dated as of May 6, 1999 between the Registrant and Susan Strausberg(2)

10.07	Employment Agreement, dated as of April 23, 1999, between the Registrant and Tom Vos(2)

10.08	Employment Agreement, dated as of May 3, 1999, between the Registrant and Greg Adams(2)

10.09	Employment Agreement, dated as of March 11, 1997, between the Registrant and Brian Fitzpatrick(2)

EXHIBIT NUMBER	DESCRIPTION
10.10	Employment Agreement, dated as of May 19, 1997, between the Registrant and Jay Sears(2)

10.11	Employment Agreement, dated as of May 3, 1999, between Registrant and David Trenck(2)

10.12	Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation(1)

10.13	Form of Registration Rights Agreement for December 1998 Investors(2)

10.14	Form of Subscription Agreement, including registration rights, for March 1999 Investors(2)

10.15	Lease Agreement, dated April 4, 1997 by and between 50 Washington Street Realty Corp., Pequot Systems, Inc. and the Registrant(1)

10.16	Dissemination Services Agreement dated September 11, 1998 by and between TRW, Inc. and the Registrant(1)

10.17	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant(2)

10.18	Agreement dated March 1, 1998 by and between the Registrant and Pequot Systems, Inc.(2)

10.19	Form of Content License Agreement(2)

10.20	Restated Equity Purchase Agreement by and among the Registrant, Bowne & Co., Inc., Globix Corporation, Marc Strausberg, Susan Strausberg and Michael Horowitz(2)

10.21	Procurement and Trafficking Agreement dated August 29, 1997 by and between the Registrant and DoubleClick Inc.(3)

10.22	Agreement dated July 23, 1998 by and between the Registrant and Globix Corporation with annexed Co-location Service Agreement(3)

10.23	Agreement of Lease, dated June 7, 1999, by and between Sono Equities LLC and 1122 Associates LLC, as Owner, and the Registrant, as Tenant.(4)

10.24	Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10628 NE 37th Circle, Kirkland, Washington.(4)

10.25	Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10635 NE 38th Place, Kirkland, Washington.(4)

10.26	Office Building Lease Agreement, dated February 7, 2000, between 122 East 42nd Street LLC and Registrant.(5)

10.27	Employment Agreement, dated as of October 1, 2000, between the Registrant and Albert E. Girod.(6)

10.28
Office Building Lease Agreement, dated July 1, 1998, as amended September 24, 1998 by and between OTR and Financial Insight Systems, Inc. regarding 11200 Rockville Pike, Suite 310, Rockville Maryland.(8)

EXHIBIT NUMBER	DESCRIPTION
10.29	Amended and Restated Stock Purchase Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto(9)

10.30	Amended and Restated Registration Rights Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto(9)

10.31	Form of Warrant(9)

10.32	Amendment to Employment Agreement of Albert E. Girod dated March 21, 2002(10)

10.33	Form of Amended and Restated Promissory Note(10)

10.34	Security Agreement dated March 21, 2002 by and among the Company, Financial Insight Systems, Inc. and Albert E. Girod, as agent for certain note holders(10)

10.35	Employment Agreement dated as of June 30, 2001 between the Registrant and Tom Vos.(11)

10.36	Amended and Restated Employment Agreement dated as of August 1, 2001 between the Registrant and Paul Sappington.(11)

10.37	Employment Agreement dated as of February 1, 2001 between the Registrant and Greg Adams.(11)

10.38	Amended and Restated Employment Agreement dated as of April 13, 2001 between the Registrant and Jay Sears.(11)

10.39	Amendment to Employment Agreement dated as of March 17, 2003 between the Registrant and Susan Strausberg. (12)

10.40	Amendment of Employment Agreement dated as of March 17, 2003 between the Registrant and Marc Strausberg. (12)

10.41	Amendment to Employment Agreement dated as of February 17, 2003 between the Registrant and Greg Adams. (12)

10.42	Separation and Release Agreement, dated March 28, 2003 between the Registrant and Tom Vos. (12)

10.43	Amendment to Employment Agreement dated as of April 26, 2004 between the Registrant and Marc Strausberg. (14)

10.44	Amendment of Employment Agreement dated as of April 26, 2004 between the Registrant and Susan Strausberg. (14)

10.45	Employment Agreement dated as of February 17, 2004 between the Registrantand Stefan Chopin. *

10.46	Employment Agreement dated as of December 27, 2004 between the Registrant and Greg Adams. (15)

10.47	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg. *

10.48	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg. *

EXHIBIT NUMBER	DESCRIPTION
10.49	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams. *

10.50	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin. *

10.51	Employment Agreement dated November 29, 2004 between the Registrantand Morton Mackof. (16)

10.52	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof. *

10.53	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant. *

14.1	Code of Ethics (13)

14.2	Code of Conduct (13)

17.1	Resignation Letter of Marc Bell(6)

21.1	Subsidiaries of EDGAR Online, Inc.*

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of KPMG LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

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

(9) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Current Report on Form 8-K dated January 11, 2002.

(10) Incorporated by reference to exhibit with corresponding number filed with the Registrant.'s Current Report on Form 8-K dated March 22, 2002.

(11) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(12) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(13) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(14) Incorporated by reference to exhibit with corresponding number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(15) Incorporated by reference to exhibit 10.44 filed with the Registrant's Current Report on Form 8-K dated December 29, 2004.

(16) Incorporated by reference to exhibit 10.43 filed with the Registrant's Current Report on Form 8-K dated December 1, 2004.

(b) Financial Statements and Financial Statement Schedules

The consolidated financial statements of the Company filed as part of this Form 10-K are filed on pages F-1 to F-18 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.
FINANCIAL STATEMENT SCHEDULE

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS	DEDUCTIONS(1)	BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2002	$298	185	—	(259)	$224
Year ended December 31, 2003	$224	158	—	(186)	$196
Year ended December 31, 2004	$196	595	—	(317)	$474

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

SIGNATURE	TITLE	DATE

/s/ Susan Strausberg	President, Chief Executive Officer and Director	March 25, 2005
Susan Strausberg

/s/ Greg D. Adams	Chief Financial Officer, Chief Operating Officer and Director	March 25, 2005
Greg D. Adams

/s/ Stefan Chopin	Chief Technology Officer	March 25, 2005
Stefan Chopin

/s/ Morton Mackof	Executive Vice President of Sales	March 25, 2005
Morton Mackof

/s/ Marc Strausberg	Chairman of the Board of Directors	March 25, 2005
Marc Strausberg

/s/ Elisabeth DeMarse	Director	March 25, 2005
Elisabeth DeMarse

/s/ Richard L. Feinstein	Director	March 25, 2005
Richard L. Feinstein

/s/ Mark Maged	Director	March 25, 2005
Mark Maged

/s/ Miklos A. Vasarhelyi	Director	March 25, 2005
Miklos A. Vasarhelyi

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EDGAR Online, Inc.
Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein, for the years ended December 31, 2004 and 2003.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets.

/S/ BDO SEIDMAN, LLP

New York, NY
February 1, 2005

REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EDGAR Online, Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of EDGAR Online, Inc. and subsidiaries (the "Company") for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement schedule listed under Item 15(b) for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of EDGAR Online, Inc.'s operations and their cash flows for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

/S/ KPMG LLP

New York, New York
March 26, 2003

EDGAR ONLINE, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)
	DECEMBER 31, 2004	DECEMBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents .	$2,678	$3,860
Short-term investment .	2,000	-
Accounts receivable, less allowance for doubtful accounts of $474 and $196, respectively .	1,895	1,430
Other current assets	329	439
Total current assets .	6,902	5,729

Property and equipment, net .	1,138	1,477
Goodwill	2,189	2,189
Intangible assets, net	7,936	9,465
Other assets	441	285
Total assets .	$18,606	$19,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$995	$361
Accrued expenses	617	700
Deferred revenues .	2,581	2,040
Current portion of notes payable	-	1,900
Accrued interest	-	26
Total current liabilities	4,193	5,027

Other long-term payables	-	103
Total liabilities	4,193	5,130
Commitments
Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 and 30,000,000 shares authorized at December 31, 2004 and 2003, respectively
22,640,366 shares issued and 21,470,416 shares outstanding at December 31, 2004 and 17,187,365 shares issued and
16,992,290 shares outstanding at December 31, 2003	226	172
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding .	--	--
Additional paid-in capital	62,378	58,319
Accumulated deficit .	(46,310)	(44,144)
Treasury stock, at cost, 1,169,950 and 195,075 shares at December 31, 2004 and 2003, respectively	(1,881)	(332)
Total stockholders' equity	14,413	14,015

Total liabilities and stockholders' equity .	$18,606	$19,145

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)
	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Revenues:
Seat-based subscriptions	$6,919	$5,953	$5,148
Data sales	4,575	4,833	5,380
Technical services	823	2,805	4,287
Advertising and e-commerce	568	728	1,356
	12,885	14,319	16,171
Cost of revenues	1,898	1,979	2,632
Gross profit	10,987	12,340	13,539

Operating expenses:
Sales and marketing	2,602	2,165	2,314
Product development	1,600	1,699	2,244
General and administrative	7,965	7,222	7,757
Amortization and depreciation	2,226	2,503	2,880
Restructuring and severance costs	--	784	(182)
	14,393	14,373	15,013

Loss from operations	(3,406)	(2,033)	(1,474)

Interest income	39	54	101
Interest expense and other, net	(2)	(188)	(352)
Other income	1,203	--	--
Loss before cumulative effect of change in accounting principle	(2,166)	(2,167)	(1,725)

Cumulative effect of change in accounting principle	--	--	(9,317)

Net loss	$(2,166)	$(2,167)	$(11,042)

Loss before cumulative effect of change in accounting principle per share - basic and diluted	$(0.11)	$(0.13)	$(0.10)
Cumulative effect of change in accounting principle per share- basic and diluted	(0.00)	(0.00)	(0.55)
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.65)
Weighted average shares outstanding - basic and diluted	20,254	16,976	16,933

See accompanying notes to consolidated financial statements

EDGAR ONLINE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share information)
	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2001	15,421,917	$154	-	$-	$54,741	$(30,935)	$23,960
Comprehensive loss:
Net loss	-	-	-	-	-	(11,042)	(11,042)
Total comprehensive loss							(11,042)
Issuance of common stock, net of issuance costs	1,500,000	15	-	-	3,367	-	3,382
Exercise of stock options	81,875	1	-	-	67	-	68
Stock compensation expense	-	-	-	-	2	-	2
Balance at December 31, 2002	17,003,792	170	-	-	58,177	(41,977)	16,370
Comprehensive loss:
Net loss	-	-	-	-	-	(2,167)	(2,167)
Total comprehensive loss							(2,167)
Exercise of stock options	179,500	2	-	-	142	-	144
Exercise of stock warrants	4,073	-	-	-	-	-	-
Purchase of treasury stock	(195,075)	-	195,075	(332)	-	-	(332)
Balance at December 31, 2003	16,992,290	172	195,075	(332)	58,319	(44,144)	14,015
Comprehensive loss:
Net loss	-	-	-	-	-	(2,166)	(2,166)
Total comprehensive loss							(2,166)
Issuance of common stock, net of issuance costs	5,450,000	54	-	-	4,056	-	4,110
Exercise of stock options	3,001	-	-	-	3	-	3
Stock returned as part of litigation settlement	(974,875)	-	974,875	(1,549)	-	-	(1,549)
Balance at December 31, 2004	21,470,416	$226	1,169,950	$(1,881)	$62,378	$(46,310)	$14,413

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	YEARS ENDED DECEMBER 31,
	2004	2003	2002
Cash flow from operating activities:
Net loss	$(2,166)	$(2,167)	$(11,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other non-cash income	(1,550)	--	--
Amortization of intangibles	1,529	1,687	1,737
Depreciation	696	816	1,143
Provision for (recovery of) losses on trade accounts receivable	278	(28)	(75)
Cumulative effect of change in accounting principle	--	--	9,317
Amortization of financing costs	--	22	16
Stock compensation expense	--	--	2
Changes in assets and liabilities:
Accounts receivable	(743)	159	538
Accounts payable and accrued expenses	551	(209)	(409)
Accrued interest	(26)	(23)	(26)
Other long term payables	(103)	103	--
Deferred revenues	541	296	351
Other, net	(45)	18	14
Total adjustments	1,128	2,841	12,608

Net cash (used in) provided by operating activities	(1,038)	674	1,566

Cash flow from investing activities:
Capital expenditures	(357)	(600)	(318)
Short-term investment	(2,000)	--	--

Net cash used in investing activities	(2,357)	(600)	(318)

Cash flow from financing activities:
Proceeds from issuance of common stock	4,110	--	3,382
Proceeds from exercise of stock options and warrants	3	143	68
Financing costs	--	--	(38)
Principal payments on notes payable	(1,900)	(1,900)	(2,546)
Principal payments on capital lease obligations	--	(7)	(25)

Net cash provided by (used in) financing activities	2,213	(1,764)	841

Net increase (decrease) in cash and cash equivalents	(1,182)	(1,690)	2,089
Cash and cash equivalents at beginning of year	3,860	5,550	3,461

Cash and cash equivalents at end of year	$2,678	$3,860	$5,550

Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$206	$301

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. ("EDGAR Online" or the "Company"), formerly Cybernet Data Systems, Inc., was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online Web site in January 1996. The Company provides value-added business and financial information on global companies to financial, corporate and advisory professionals. The Company makes information and a variety of analysis tools available via online subscriptions and licensing agreements to a large user base. Its customers include financial institutions, investment funds, asset managers, market data professionals, accounting firms, law firms, corporations and individual investors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

The Company derives revenues from four primary sources: seat-based subscriptions to our Web services, contracts with corporate customers for customized data, sale of our technical services to construct and/or operate the technical systems our customers use to integrate our data and data from other sources into their products and services, and advertising and other e-commerce based revenues. Revenue from seat-based subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data sales is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(b) COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites. These costs are applicable to all of the Company’s revenue sources. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period.

(c) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company's Web site by other Internet companies in exchange for the Company's advertising placed on their Web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company, recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $113, $137, and $309 in the years ended December 31, 2004, 2003, and 2002, respectively.

(d) WEB SITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, Accounting for Web Site Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes certain Web site costs for computer software developed or obtained for internal use. Capitalized software development costs totaled $134 and $57 at December 31, 2004 and 2003, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $43, $62, and $167, in the years ended December 31, 2004, 2003, and 2002, respectively.

(e) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Short-term investments at December 31, 2004 include a $2,000 certificate of deposit (CD) which accrues interest 2.10% and matures in June 2005.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(f) ACCOUNTS RECEIVABLE AND CREDIT POLICIES

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

(g) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter.

(h) LONG-LIVED ASSETS

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

(i) GOODWILL

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company estimates fair value of its reporting units and compares these valuations with the respective carrying values for each of the reporting units to determine whether any goodwill impairment exists.

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. in October 2000. When measuring fair value, the Company considers past, present and future expectations of performance. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2004.

(j) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $48, $83, and $95, for the years ended December 31, 2004, 2003 and 2002, respectively.

(k) INCOME TAXES

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

(l) STOCK-BASED TRANSACTIONS

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

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS 123, the Company's results of operations for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
Net loss -- as reported	$(2,166)	$(2,167)	$(11,042)
Compensation expense related to options - Fair value method	(723)	(1,471)	(2,365)
Net loss -- pro forma	$(2,889)	$(3,638)	$(13,407)
Basic and diluted net loss per share - as reported	$(0.11)	$(0.13)	$(0.65)
Basic and diluted net loss per share - pro forma	$(0.14)	$(0.21)	$(0.79)

The fair value of the options granted to employees in 2004, 2003, and 2002 as calculated under SFAS 123, ranged from $0.64 to $1.25, $0.80 to $1.38, and $1.75 to $2.96, respectively, with a weighted average fair value of $1.01, $0.94, and $2.81, respectively. The following assumptions were used in the calculations:

	2004	2003	2002
Risk free interest rate	3.33%-4.57%	3.80%-4.35%	1.56%-3.54%
Expected life	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%
Average volatility	70%	94%	104%

Beginning in the third quarter of 2005, in connection with our adoption of SFAS 123 (R), “Share-Based Payment”(discussed in note 1 (r)) stock based compensation will be included in our results of operations. The methods and assumptions used to determine the fair value of stock based compensation under SFAS 123(R) will be similar to those used under SFAS 123.

(m) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2004 or 2003.

NASDAQ comprised 14%, 28%, and 34% of the Company's total revenue during 2004, 2003 and 2002, respectively. The Company's other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2004, 2003, or 2002. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The fair value of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2004 and 2003, approximate their financial statement carrying value because of the immediate or short-term maturity of these instruments.

(n) LOSS PER SHARE

Basic loss per share excludes dilution for common stock equivalents and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 6,994,742, 3,347,660, and 3,124,643, for the years ended December 31, 2004, 2003 and 2002 respectively.

(o) BUSINESS SEGMENTS

The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision making group.

(p) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's comprehensive loss, which is comprised solely of net loss, is presented within the statement of changes in stockholders' equity.

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

(r) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (SFAS 153) which amends Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions (APB 29). SFAS 153 amends APB 29 to eliminate the fair-value exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for nonmonetary exchanges that do not have commercial substance. It is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement is not anticipated to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123(R) must be adopted no later than periods beginning after June 15, 2005 and the Company expects to adopt SFAS 123(R) on the effective date. The Company expects the adoption of SFAS 123(R) to have a material impact on its net income and earnings per share.

(2) OTHER INCOME

On December 30, 2004, the Company entered into a settlement agreement which concluded a lawsuit commenced by the Company against Albert Girod, its former Chief Technology Officer, Executive Vice President and director, and Kristine Delta, its former Vice President, based on certain claims that arose out of the purchase by the Company of Financial Insight Systems, Inc. ("FIS") in October 2000. The Company sought compensatory damages and/or restitution for defendants' alleged fraud, unjust enrichment, breach of fiduciary duty, breach of contract and other actions that occurred in connection with the acquisition of FIS. The Company settled the lawsuit in exchange for all of the shares of common stock then held by Mr. Girod and one-third of the shares of common stock currently held by Ms. Delta. Specifically, Mr. Girod transferred 962,375 shares to the Company and Ms. Delta transferred 12,500 shares to the Company. These shares are reflected in the Company's treasury. The Company and Mr. Girod have also agreed not to disparage each other pursuant to the Settlement Agreement. As a result, the Company recorded other income of $1,203 which is comprised of $1,550 in gross income reflecting the fair value of the shares offset by $347 in legal fees.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(3) GOODWILL AND OTHER INTANGIBLES

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. The adoption of this accounting standard required that assembled workforce with a net book value of approximately $3,400 as of January 1, 2002 be subsumed into goodwill and also eliminated the amortization of goodwill commencing January 1, 2002. SFAS 142 also required the Company to perform a transitional assessment by June 30, 2002, to determine whether there was an impairment of goodwill. To perform this assessment, the Company, assisted by an independent valuation firm, compared the fair value of the FIS reporting unit to the carrying amount of the related net assets. This assessment indicated that goodwill associated with the FIS acquisition was impaired as of January 1, 2002. Accordingly, the Company recognized an approximately $9,300 non-cash charge, recorded as of January 1, 2002, as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value. The impaired goodwill was not deductible for tax purposes, and as a result, no tax benefit has been recorded in relation to the change.

SFAS 142 also requires goodwill to be tested annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The Company, assisted by an independent valuation firm, determined that there is no further impairment at December 31, 2004 and 2003 and there was no change in the carrying amount of goodwill. The fair value of our identifiable intangible assets were also considered as part of this review and no impairment was indicated. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

	December 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Other intangible assets:
Accumulated know-how	$9,460	$4,137	$9,460	$3,068
Customer based intangibles	4,496	1,883	4,496	1,423
	$13,956	$6,020	$13,956	$4,491

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets for the years ended December 31, 2004, 2003, and 2002 was $1,529, $1,670, and $1,670, respectively. The annual amortization expense expected for each of the years ended December 31, 2005 through 2009 is $1,246.

(4) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction (16 employees) in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company's former President and Chief Operating Officer which released him from any further obligations to perform services as an employee of the Company. The Company accrued $784 of severance costs related to these actions in addition to $157 previously recorded amounts due to the former President and Chief Operating Officer. The Company has paid $838 through December 31, 2004. At December 31, 2004, $103 of the remaining obligations are included in accrued expenses. The Company does not expect to incur additional costs in relation to these actions.

In 2001, the Company closed the Kirkland, WA office and recorded $912 of restructuring costs which included employment termination charges for 14 employees, 11 of whom were discharged. In September 2001, the Company incurred $84 of additional severance costs related to restructuring at FIS. These restructuring costs included employment termination charges for 12 employees, all of whom were discharged. In 2002, the Company negotiated contract terminations, thereby eliminating $182 of obligations. This amount was recorded as a reduction of restructuring and severance costs in 2002. All costs were paid as of December 31, 2002 except $5 related to a non-recoverable lease. This amount was paid as of December 31, 2003.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(5) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 is summarized as follows:

	DECEMBER 31,
	2004	2003	ESTIMATED USEFUL LIVES
Equipment	$4,526	$4,383	3 - 5 years
Furniture and fixtures	426	396	7 years
Purchased software	636	580	3 years
Software development costs	708	589	3 years
Leasehold improvements	394	385	3 - 7 years
Subtotal	6,690	6,333
Less accumulated depreciation	(5,552)	(4,856)
Total	$1,138	$1,477

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $696, $816, and $1,143, respectively.

At December 31, 2004, the Company had $32 of equipment under capital leases included in furniture and fixtures. This lease was fully paid as of December 31, 2003. Related accumulated amortization totaled $16 and $12 at December 31, 2004 and 2003, respectively. Amortization of these assets recorded under capital leases is included in depreciation expense.

(6) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2004 and 2003:

	DECEMBER 31,
	2004	2003
Compensation and related benefits	$456	$408
Professional fees	58	39
Restructuring and severance costs (note 4)	103	251
Other	-	2

Total	$617	$700

(7) NOTES PAYABLE

In connection with an earlier acquisition, the Company issued a series of two-year senior subordinated secured promissory notes with a total principal amount of $6,000. Interest accrued at 7.5% annually and is payable quarterly in arrears on January 27, April 27, July 27 and October 27. Interest expense for the years ended December 31, 2003 and 2002 was $182 and $343, respectively. On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the notes. The holders of $5,700 in principal amount of the notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900 which was made on April 1, 2002, $1,900 which was made on April 1, 2003 and $1,900 which was made on January 2, 2004. The Company deferred $38 of costs associated with the note restructuring. Amortization of these costs totaled $22 and $16 in 2003 and 2002, respectively. The holder of $300 of the notes that did not participate in the negotiations was repaid in 2002.

Total interest expense and other financing charges for the years ended December 31, 2004, 2003 and 2002 were $2, $188, and $352, respectively.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(8) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2004, the Company has approximately $18,000 in federal net operating losses, which will expire between 2018 and 2024, and approximately $16,000 of state net operating loss carry forwards, which will expire between 2005 and 2022.

The Company allocated $17,363 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for the valuation allowance on the Company's net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2004, 2003 and 2002 includes a tax benefit of approximately $498, $498, and $1,916, respectively, representing the decrease in the deferred tax liability as a result of the amortization and impairment write-off of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company allocated $6,351 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $2,540 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $4,720 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for $2,540 of the Company's valuation allowance. The federal and state deferred tax provision for the years ended December 31, 2004, 2003 and 2002 includes a tax benefit of approximately $111, $170, and $174, respectively, representing the decrease in the deferred tax liability as a result of the amortization and impairment write-off of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company's tax provision differed from the amount computed using the federal statutory rate of 34% as follows:

	YEAR ENDED DECEMBER 31
	2004	2003	2002
Expected federal income tax benefit	$(736)	$(737)	$(3,754)
State taxes, net of federal effect	(128)	(24)	(21)
Amort. and write-off of non-deductible intangibles	-	-	2,046
Other permanent differences	12	9	(83)
Federal valuation allowance	852	752	1,812
	$0	$0	$0

The Company's deferred tax assets and liabilities and related valuation allowance as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Net operating loss carry forwards.	$7,246	$7,831
Accruals and other, net.	953	129
Stock compensation expense	465	465
Total deferred tax assets.	8,664	8,425
Federal and state valuation allowance.	(5,444)	(4,592)
Net deferred tax assets.	$3,220	$3,833
Deferred tax liabilities:

Identifiable intangibles	$(3,220)	$(3,833)

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Realization of the net operating loss carry forward and other future deductible differences is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carry forwards. Due to the Company's continuing losses, a valuation allowance has been recorded for the entire amount of the net deferred tax asset as the Company has concluded that it is not more likely than not that there will be future taxable income sufficient to realize the future taxable temporary differences and operating loss carry forwards prior to their expiration.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules. The Company has not yet determined whether such an ownership change has occurred.

(9) STOCKHOLDERS' EQUITY

Common Stock

At the Annual Meeting of Stockholders on May 27, 2004, the stockholders voted to increase the number of authorized shares of the Company's common stock, $0.01 par value per share, from 30,000,000 shares to 50,000,000 shares.

In May 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of the Company's common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. We also issued a warrant to purchase 250,000 units for a price of $2.40 per unit to the underwriter of the offering. Net proceeds of $4,100 were received by the Company in connection with this sale. The warrants, which are separately traded, have an exercise price of $1.50 and are exercisable until May 29, 2009. Beginning November 26, 2004, the Company may redeem some or all of the warrants at a price of $0.25 per warrant after the closing price for the Company's stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders.

In January 2002, the Company completed a private sale of 2,000,000 shares of common stock at a purchase price of $2.50 and 400,000 four-year warrants at an exercise price of $2.875 per share to certain institutional investors which resulted in gross proceeds of $5,000. 500,000 shares and 100,000 warrants were sold prior to December 31, 2001, and the remaining 1,500,000 shares and 300,000 warrants were sold on January 8, 2002. In connection with the 2002 transaction, the Company paid a transaction fee to Atlas Capital Services, LLC equal to 4.625% of the gross proceeds and issued Atlas a four-year warrant to purchase 40,000 shares of Common Stock at an exercise price of $2.50 per share. Total proceeds from the 2002 sale, net of issuance costs, were $3,382.

Stock Warrants

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated is as follows:

		WEIGHTED AVERAGE
	NUMBER OF WARRANTS	EXERCISE PRICE
Outstanding at December 31, 2001	451,299	$7.43
Issued	340,000	$2.83
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2002	791,299	$5.45
Issued	—	—
Exercised	(28,800)	$1.50
Cancelled	(20,000)	$1.50
Outstanding at December 31, 2003	742,499	$5.72
Issued	3,625,000	$1.50
Exercised	—	—
Cancelled	(294,868)	$9.58
Balance at December 31, 2004	4,072,631	$1.68

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

The weighted average contractual life of warrants outstanding at December 31, 2004 and 2003 was 4.04 and 1.39 years, respectively.

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

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan") and the 1999 Outside Directors Stock Option Plan (the "1999 Directors Plan"). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2002, 2001and 2000, the Plan was amended to increase the number of shares available for grant by 500,000, 500,000 and 800,000, respectively. At the Annual Meeting of Stockholders held on May 27, 2004, the Plan was amended to increase the number of shares available for grant by 800,000. As of December 31, 2004, 3,200,000 options are authorized under the 1999 Plan. The 1999 Directors Plan authorizes the issuance of options to purchase up to 100,000 shares of the Company's common stock.

Option activity for the 1996 Plan, the 1999 Plan and the 1999 Directors Plan during the periods indicated is as follows:

		WEIGHTED
		AVERAGE
	NUMBER OF OPTIONS	OPTION PRICE
Outstanding at December 31, 2001	2,353,711	$3.16
Issued	423,775	$3.13
Exercised	(81,875)	$0.83
Cancelled	(362,267)	$4.05
Outstanding at December 31, 2002	2,333,344	$3.09
Issued	725,550	$1.06
Exercised	(179,500)	$0.80
Cancelled	(274,233)	$3.91
Outstanding at December 31, 2003	2,605,161	$2.60
Issued	727,850	$1.30
Exercised	(3,001)	$1.09
Cancelled	(407,899)	$2.68
Balance at December 31, 2004	2,922,111	$2.27

The Company recorded $2 of compensation expense in the year ended December 31, 2002, calculated as the difference between the exercise price and the estimated fair value of stock options at the grant date, allocated over the vesting periods of the related options. These amounts have been included within sales and marketing expenses. No such expense was recorded in 2003 or 2004.

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

Options outstanding and exercisable at December 31, 2004 are as follows:

OPTIONS OUTSTANDING

		WEIGHTED
		AVERAGE	WEIGHTED
RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE	AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	684,417	6.72	$0.67
$ 1.01 to $ 2.00	1,072,359	8.24	$1.31
$ 2.01 to $ 4.00	762,786	6.36	$3.06
$ 4.01 to $ 6.00	264,500	4.25	$4.50
$ 6.01 to $ 10.00	138,000	4.96	$8.84
$ 20.01 to $ 25.00	49	3.67	$21.98
$ 0.25 to $ 25.00	2,922,111	6.88	$2.26

OPTIONS EXERCISABLE

		WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE	NUMBER EXERCISABLE	EXERCISE PRICE
$ 0.25 to $ 1.00	324,469	$0.42
$ 1.01 to $ 2.00	413,701	$1.19
$ 2.01 to $ 4.00	700,765	$3.04
$ 4.01 to $ 6.00	264,500	$4.50
$ 6.01 to $ 10.00	138,000	$8.84
$ 20.01 to $ 25.00	49	$21.98
$ 0.25 to $ 25.00	1,841,484	$2.81

At December 31, 2004, 988,430 options are available for grant under the Company's option plans.

(12) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $920, $917, and $1,062, for the years ended December 31, 2004, 2003, and 2002, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2004 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2005	$730
2006	313
2007	56
Total	$1,099

EDGAR ONLINE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

(13) RELATED PARTY TRANSACTIONS

The Company provided services in the normal course of business to three shareholders in 2004, 2003, and 2002. Revenues from these related parties totaled $265, $509, and $633, respectively. The Company also purchased services in the normal course of business from two other shareholders in 2004, 2003 and 2002, only one of which was included in the group of shareholders to whom we provided services, which totaled $228, $195, and $232, in 2004, 2003, and 2002, respectively.

(14) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003

	FIRST	SECOND	THIRD	FOURTH
	QUARTER	QUARTER	QUARTER	QUARTER
Year Ended December 31, 2004
Net revenues	$3,146	$3,237	$3,237	$3,265
Gross profit	$2,661	$2,753	$2,787	$2,786
Loss from operations (1)	$(863)	$(787)	$(736)	$(1,020)
Net loss	$(861)	$(782)	$(720)	$197
Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.03)	$0.01
Weighted average shares outstanding - basic and diluted	16,992	18,070	19,528	20,254

Year Ended December 31, 2003
Net revenues	$3,836	$3,994	$3,301	$3,188
Gross profit	$3,287	$3,492	$2,791	$2,770
Loss from operations	$(1,063)	$47	$(492)	$(525)
Net loss	$(1,116)	$23	$(519)	$(555)
Net loss per share - basic and diluted	$(0.07)	$0.00	$(0.03)	$(0.03)
Weighted average shares outstanding - basic and diluted	17,004	16,978	16,916	17,007

(1) In the fourth quarter of 2004, the Company recorded an additional $200 provision to the allowance for doubtful accounts. This reflects an increase in the age of certain receivable balances during the fourth quarter of 2004.

Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.