Form 10-Q
period 2005-03-31
EDGAR ONLINE INC
filed 2005-05-16
CIK 1080224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: _____________________ TO _____________________

COMMISSION FILE NUMBER: 0-26071

EDGAR ONLINE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	06-1447017
STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATIONOR ORGANIZATION

50 WASHINGTON ST., NORWALK, CT 06854
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(203) 852-5666
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of common stock outstanding at May 9, 2005: 24,920,087 shares

EDGAR ONLINE, INC.
FORM 10-Q
FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2005 (unaudited)	December 31, 2004
ASSETS

Cash and cash equivalents	$2,025	$2,678
Short term investments	2,000	2,000
Accounts receivable, less allowance of $327 and $474, respectively	2,567	1,895
Other current assets	332	329
Total current assets	6,924	6,902

Property and equipment, net	1,114	1,138
Goodwill	2,189	2,189
Other intangible assets, net	7,624	7,936
Other assets	667	441
Total assets	$18,518	$18,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,274	$1,612
Deferred revenues	3,075	2,581
Total current liabilities	4,349	4,193

Stockholders' equity:
Common stock, $0.01 par value, 50,000,000 shares authorized,
23,104,460 shares issued and 21,934,510 shares outstanding at
March 31, 2005 and 22,640,366 shares issued and 21,470,416
shares outstanding at December 31, 2004	231	226
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares
issued or outstanding	--	--
Additional paid-in capital	63,073	62,378
Accumulated deficit	(47,254)	(46,310)
Less: Treasury stock, at cost, 1,169,950 shares at March 31, 2005
and December 31, 2004	(1,881)	(1,881)
Total stockholders' equity	14,169	14,413
Total liabilities and stockholders' equity	$18,518	$18,606

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended March 31,
Revenues:	2005	2004
Seat-based subscriptions	$1,899	$1,605
Data sales	1,241	1,162
Technical services	230	206
Advertising and e-commerce	133	173
Total revenues	3,503	3,146
Cost of revenues	494	485

Gross profit	3,009	2,661

Operating expenses:
Sales and marketing	963	625
Development expenses	548	393
General and administrative	1,982	1,910
Depreciation and amortization	476	596
	3,969	3,524

Loss from operations	(960)	(863)

Interest and other income (expense), net	16	2

Net loss	$(944)	$(861)

Weighted average shares outstanding - basic and diluted	21,568	16,992
Loss per share - basic and diluted	$(0.04)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(944)	$(861)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	164	178
Amortization of intangibles	312	418
Provision for (recovery of) losses on trade accounts receivable	(147)	30
Changes in assets and liabilities:
Accounts receivable	(525)	(347)
Other assets, net	(230)	(33)
Accounts payable and accrued expenses	(338)	(139)
Deferred revenues	494	278
Accrued interest	--	(26)
Long term payables	--	(21)

Total adjustments	(270)	338
Net cash used in operating activities	(1,214)	(523)

Cash used in investing activities:
Purchases of property and equipment	(140)	(78)
Net cash used in investing activities	(140)	(78)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	701	--
Principal payments on notes payable	--	(1,900)
Net cash provided by/ (used in) financing activities	701	(1,900)

Net change in cash and cash equivalents	(653)	(2,501)
Cash and cash equivalents at beginning of period	2,678	3,860

Cash and cash equivalents at end of period	$2,025	$1,359

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$26

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(UNAUDITED)

(1) BASIS OF PRESENTATION

EDGAR Online, Inc. (the "Company"), was incorporated in the State of Delaware in November 1995, launched its EDGAR Online Internet Web site in January 1996 and went public in May 1999. The Company is a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals.

The unaudited interim financial statements of the Company as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005, the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. The results for the three months ended March 31, 2005 are not necessarily indicative of the expected results for the full 2005 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC in March 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, the fair values of goodwill and other intangible assets and the estimated useful lives of intangible assets.

(2) LOSS PER SHARE

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At March 31, 2005 and 2004, the number of options outstanding were 3,127,327 and 2,731,160, respectively. At March 31, 2005 and 2004, the number of warrants outstanding were 3,711,956 and 742,499, respectively.

(3) STOCK BASED TRANSACTIONS

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

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three months ended March 31, 2005 and 2004 would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net loss - as reported	$(944)	$(861)
Compensation expense related to options- fair value method	(168)	(228)

Net loss - pro forma	$(1,112)	$(1,089)

Basic and diluted net loss per share - as reported	$(0.04)	$(0.05)
Basic and diluted net loss per share - pro forma	$(0.05)	$(0.06)

(4) SALE OF COMMON STOCK AND WARRANTS

In May 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of the Company's common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. The Company also issued a warrant to purchase 250,000 units for a price of $2.40 per unit to the underwriter of the offering. Net proceeds of $4,100 were received by the Company in connection with this sale. Prior to the redemption described below, the warrants included in the units had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, the Company had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for the Company's stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders.

In March 2005, the Company exercised its redemption right by sending notices of redemption to holders of all of its outstanding public warrants. Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, the Company would redeem any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3,683. The Company paid $15 to redeem 59,179 warrants which were not exercised during the redemption period. In addition, the underwriter exercised their warrant in a cashless transaction which resulted in 495,431 shares being issued in April 2005. At May 9, 2005, the number of shares outstanding is 24,920,087.

(5) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April 2005, the SEC deferred the effective date for SFAS 123 (R) to the beginning of the first fiscal year that begins after June 15, 2005. The Company expects to adopt SFAS 123(R) on the effective date, and expects the adoption to have a material impact on its net income and earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals . We launched our EDGAR Online website in January 1996 and began selling our subscription services and establishing contractual relationships with business and financial information websites to supply EDGAR content. Our primary focus was generating sales leads and building brand recognition.

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

We are continuing to focus on growing our subscription revenues and corporate data sales and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include EDGAR Online Pro, EDGAR Online Access, and our new I-Metrix suite of products. EDGAR Online Pro is sold by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and from the migration of users from EDGAR Online Access. The price of a new subscription is $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our retail product is EDGAR Online Access which has fewer features than EDGAR Online Pro. This product is available for $220 per year and is purchased annually or quarterly in advance with a credit card. The I-Metrix suite of products, which were launched in the second quarter of 2005, are designed solely for analyzing documents that have been formatted in XBRL and for use exclusively with the Microsoft Office System. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenue.

	THREE MONTHS ENDED MARCH 31,
	2005	2004
Total revenues	100%	100%
Cost of revenues	14	15

Gross profit	86	85
Operating expenses:
Sales and marketing	27	20
Development	16	12
General and administrative	57	61
Depreciation and amortization	14	19

Loss from operations	(27)	(27)
Interest and other, net	--	--

Net loss	(27)	(27)

REVENUES

Total revenues for the three months ended March 31, 2005 increased 11% to $3.5 million, from $3.1 million for the three months ended March 31, 2004. The net increase in revenues is primarily attributable to a $294,000 or 18%, increase in seat-based subscriptions and a $79,000 or 7%, increase in data sales which was slightly offset by a $40,000 or 23% decrease in advertising and e-commerce revenue.

SEAT-BASED SUBSCRIPTIONS

	QUARTER ENDED MARCH 31,
	2005	2004
Revenues (in $000s)	$1,899	$1,605
Percentage of total revenue	54%	51%
Number of subscribers	22,000	23,200
Average annual price per subscriber	$345	$277

The increase in seat-based subscription revenue is primarily due to a 25% increase in the average price per subscriber. The increases in subscriptions to our premium product, EDGAR Online Pro were offset by cancellations and user migrations from our retail service, EDGAR Online Access. In March 2005, we outsourced our telesales and reassigned our existing telesales employees to our account management team in order to sell EDGAR Online Pro to new customers, reduce cancellations and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and the launch of I-Metrix, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

	QUARTER ENDED MARCH 31,
	2005	2004
Revenues (in $000s)	$1,241	$1,162
Percentage of total revenue	35%	37%
Number of contracts	195	220
Average annual price per contract	$25,465	$21,127
Data sales have increased despite the decrease in the overall number of contracts due to an increase in the average annual price per contract. The cancellation of several smaller contracts has been offset by the addition of larger dollar contracts over the past year.

TECHNICAL SERVICES

	QUARTER ENDED MARCH 31,
	2005	2004
Revenues (in $000s)	$230	$206
Percentage of total revenue	7%	7%

Beginning in 2003, Nasdaq, the sole client to which we provide technical services, has been reducing their technical services contract. We expect technical services revenue from Nasdaq will be approximately $110,000 in the second quarter of 2005 and anticipate that this will decline further during the remainder of 2005.

ADVERTISING AND E-COMMERCE

	QUARTER ENDED MARCH 31,
	2005	2004
Revenues (in $000s)	$133	$173
Percentage of total revenue	4%	5%

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and impressions due to the migration of many of our users to our premium service that does not support advertisements.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period.  Total cost of revenues for the three months ended March 31, 2005 increased $9,000, or 2%, to $494,000 from $485,000 for the three months ended March 31, 2004. The net increase results primarily from a $64,000 increase in payroll expenses which was offset by a $45,000 decrease in data costs.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2005 increased $338,000 or 54%, to $963,000 from $625,000 for the three months ended March 31, 2004, due to a $222,000 increase in payroll expenses required to increase our sales force as well as a $101,000 increase in marketing and advertising costs. The additional costs are related to preparation for the launch of our I-Metrix suite of products.

Development. Development expenses for the three months ended March 31, 2005 increased $155,000, or 39%, to $548,000 from $393,000 for the three months ended March 31, 2004 due to an increase in payroll expenses.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2005 increased $72,000, or 4%, to $2.0 million from $1.9 million for the three months ended March 31, 2004 primarily due to a $63,000 increase in professional fees related to the warrant redemption and rights offering and a $17,000 increase in insurance expenses.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the three months ended March 31, 2005 decreased $120,000, or 20%, to $476,000 from $596,000 for the three months ended March 31, 2004, due to the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999 becoming fully amortized in 2004 as well as several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $1.2 million for the three months ended March 31, 2005, an increase from net cash used in operating activities of $523,000 for the three months ended March 31, 2004. This is primarily due to an increase in accounts receivable resulting from, among other things, price increases for our services implemented in December 2004 and a greater portion of our revenue being billed on an annual basis and additional expenditures to increase our sales efforts.

Capital expenditures, primarily for computers and equipment, totaled $140,000 for three months ended March 31, 2005 and $78,000 for the three months ended March 31, 2004. The purchases were made to support our expansion and increased infrastructure.

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

In May 2004, we sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of our common stock and one warrant to purchase one share of our common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares of common stock included in the over-allotment units, 300,000 were offered by a selling stockholder and we did not receive any proceeds from that portion of the over-allotment.  We also issued to the underwriter of the public offering a warrant to purchase 250,000 units for a price of $2.40 per unit. Prior to the redemption described below, the warrants issued as part of the units had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, we had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for our common stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. In March 2005, we exercised our redemption rights by sending notices to holders of all of our outstanding public warrants. Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, we redeemed any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541,000 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3.7 million. We paid $15,000 to redeem 59,179 warrants which were not exercised during the redemption period.

At March 31, 2005, we had cash and short-term investments on hand of $4.0 million which includes a certificate of deposit (CD) for $2,000,000 at 2.10% that matures in June 2005. We believe that our existing capital resources, cash received in April from the exercise of warrants and projected cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations at March 31, 2005, in thousands, were as follows:

	2005	2006	2007	2008	2009-2015	TOTAL
Operating leases	$587	$706	$459	$412	$3,027	$5,191
Severance payments	82	--	--	--	--	82

	$669	$706	$459	$412	$3,027	$5,273

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

We have never operated at a profit and we anticipate incurring a loss in 2005, and may incur additional losses in 2006. At March 31, 2005, we had an accumulated deficit of $47.3 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $16.2 million in 2002, to approximately $14.3 million in 2003 to approximately $12.9 million in 2004. Revenues for the three months ended March 31, 2005 were $3.5 million. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 14% of our total revenue during the three months ended March 31, 2005 and 2004. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

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

THE TIMELINESS OF ACCEPTANCE OF XBRL IS UNCERTAIN AND ITS FAILURE TO GROW COULD ADVERSELY AFFECT THE GROWTH OF OUR BUSINESS.

We believe our future growth depends, in part, on the adoption of the new XBRL data standard. In particular, we believe that our initiative with the I-Metrix suite of products will provide us with a new source of subscribers. These products are designed solely for analyzing documents that have been formatted in XBRL and for use exclusively with the Microsoft Office System. Since I-Metrix is based on a new reporting language data standard, it is difficult to predict the demand, timing and rate of market adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

OUR FUTURE SUCCESS DEPENDS, IN PART, ON FURTHER DEVELOPING OUR INITIATIVES THROUGH THE MICROSOFT OFFICE SYSTEM. FAILURE TO DO SO MAY IMPAIR OUR ABILITY TO GROW AND BECOME PROFITABLE.

In July 2004, we entered into a license agreement with Microsoft, and we received certain license rights to develop and distribute an EDGAR Online branded version of Microsoft’s financial information analysis software. The software that we have licensed is a part of our I-Metrix suite of products, which have just been introduced to the market in April 2005. Also in April 2005, Microsoft began presenting us as a featured partner in its XBRL scenario within the Solution Showcase for the Microsoft Office System. Microsoft features us and our I-Metrix suite of products on a Web page highlighting solutions that use XBRL to enhance the power of Microsoft Office to solve critical business issues. We cannot assure you that this initiative will be successful. If this initiative is not successful, we may not be able to increase our revenues and achieve profitability in the short-term.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending May 9, 2005, the highest closing sales price of our common stock was $3.95 and the lowest closing sales price of our common stock was $0.71. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

During the quarter, there were no significant developments in the Company's legal proceedings. For a detailed discussion of the Company's legal proceedings, please see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGAR ONLINE, INC.
(Registrant)

Dated: May 16, 2005	/s/ Susan Strausberg
Susan Strausberg
President, Chief Executive Officer and Secretary

/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer