Form 10-Q
period 2005-06-30
EDGAR ONLINE INC
filed 2005-08-15
CIK 1080224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Number of shares of common stock outstanding at August 10, 2005: 24,958,622 shares

EDGAR ONLINE, INC.
FORM 10-Q
FOR THE QUARTERS ENDED JUNE 30, 2005 AND 2004

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
	June 30, 2005	December 31,
	(unaudited)	2004
ASSETS

Cash	$6,965	$2,678
Short term investments	-	2,000
Accounts receivable, less allowance of $334 and $474, respectively	2,800	1,895
Other current assets	268	329
Total current assets	10,033	6,902

Property and equipment, net	1,071	1,138
Goodwill	2,189	2,189
Other intangible assets, net	7,313	7,936
Other assets	838	441

Total assets	$21,444	$18,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,135	$1,612
Deferred revenues	3,635	2,581
Total current liabilities	4,770	4,193

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.01 par value, 30,000,000 shares authorized, 26,113,372 shares issued and 24,943,422 shares outstanding at June 30, 2005 and 22,640,366 shares issued and 21,470,416 shares outstanding at December 31, 2004	261	226
Additional paid-in capital	66,823	62,378
Accumulated deficit	(48,529)	(46,310)
Less: Treasury stock, at cost, 1,169,950 shares at June 30, 2005 and December 31, 2004	(1,881)	(1,881)
Total stockholders' equity	16,674	14,413

Total liabilities and stockholders' equity	$21,444	$18,606

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Seat-based subscriptions	$2,037	$1,715	$3,936	$3,320
Data sales	1,352	1,095	2,593	2,257
Technical services	99	207	329	413
Advertising and e-commerce	122	220	255	393
Total revenues	3,610	3,237	7,113	6,383

Cost of revenues	556	484	1,050	969

Gross profit	3,054	2,753	6,063	5,414

Operating expenses:
Sales and marketing	1,322	619	2,285	1,244
Development expenses	538	373	1,086	766
General and administrative	2,031	1,956	4,013	3,866
Depreciation and amortization	469	592	945	1,188
	4,360	3,540	8,329	7,064

Loss from operations	(1,306)	(787)	(2,266)	(1,650)

Interest and other income, net	31	5	47	7

Net loss	$(1,275)	$(782)	$(2,219)	$(1,643)

Weighted average shares outstanding - basic and diluted	24,322	19,148	22,945	18,070

Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:

Net loss	$(2,219)	$(1,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	353
Amortization of intangibles	623	835
Provision for (recovery of) losses on trade accounts receivable	(140)	8
Changes in assets and liabilities:
Accounts receivable	(765)	(913)
Other assets, net	(336)	128
Accounts payable and accrued expenses	(477)	(68)
Deferred revenues	1,054	697
Accrued interest	-	(26)
Long term payables	-	(42)
Total adjustments	281	972

Net cash used in operating activities	(1,938)	(671)
Cash used in investing activities:

Sales of held-to-maturity investments	2,000	-
Purchases of property and equipment	(255)	(201)
Net cash provided by (used in) investing activities	1,745	(201)

Cash flows from financing activities:

Proceeds from exercise of stock options and warrants	4,495	--
Payments for warrant redemption	(15)	--
Net proceeds from issuances of common stock and warrants	--	4,190
Principal payments on notes payable	--	(1,900)
Net cash provided by financing activities	4,480	2,290

Net change in cash and cash equivalents	4,287	1,418
Cash and cash equivalents at beginning of period	2,678	3,860

Cash and cash equivalents at end of period	$6,965	$5,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$26

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

(1) BASIS OF PRESENTATION

EDGAR Online, Inc. (the "Company"), was incorporated in the State of Delaware in November 1995, launched its EDGAR Online Internet Web site in January 1996 and went public in May 1999. The Company is a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals.

The unaudited interim financial statements of the Company as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations for the three and six months ended June 30, 2005 and 2004, and its cash flows the six months ended June 30, 2005 and 2004. The results for the six months ended June 30, 2005 are not necessarily indicative of the expected results for the full 2005 fiscal year or any future period.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At June 30, 2005 and 2004, the number of options outstanding were 3,089,459 and 2,842,368, respectively. At June 30, 2005 and 2004, the number of warrants outstanding were 429,631 and 4,074,465, respectively.

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

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and six months ended June 30, 2005 and 2004 would have been as follows:

	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,275)	$(782)	$(2,219)	$(1,643)
Compensation expense related to options-fair value method	(176)	(161)	(344)	(389)
Net loss - pro forma	$(1,451)	$(943)	$(2,563)	$(2,032)
Basic and diluted net loss per share - as reported	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Basic and diluted net loss per share - pro forma	$(0.06)	$(0.05)	$(0.11)	$(0.11)

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

In March 2005, the Company exercised its redemption right by sending notices of redemption to holders of all of its outstanding public warrants. Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, the Company redeemed any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3,683. The Company paid $15 to redeem 59,179 warrants which were not exercised during the redemption period. In addition, the underwriter exercised their warrant in a cashless transaction which resulted in 495,431 shares being issued in April 2005.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for accounting for and reporting a change in accounting principles and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of change. This statement becomes effective for fiscal years beginning after December 15, 2005.

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

We are continuing to focus on growing our subscription revenues and corporate data sales and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include EDGAR Online Pro, EDGAR Online Access, and our new I-Metrix suite of products. EDGAR Online Pro is sold by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and from the migration of users from EDGAR Online Access. The price of a new subscription is $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our retail product is EDGAR Online Access which has fewer features than EDGAR Online Pro. This product is available for $220 per year and is purchased annually or quarterly in advance with a credit card. The I-Metrix suite of products, which were launched in the second quarter of 2005, are designed solely for analyzing documents that have been formatted in eXtensible Business Reporting Language (XBRL) and for use exclusively with the Microsoft Office System. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

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

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Total revenues	100%	100%	100%	100%
Cost of revenues	15	15	15	15

Gross profit	85	85	85	85
Operating expenses:
Sales and marketing	37	19	32	19
Product development	15	12	15	12
General and administrative	56	60	56	61
Amortization and depreciation	13	18	13	19

Loss from operations	(36)	(24)	(32)	(26)
Interest and other, net	1	--	1	--

Net loss	(35)%	(24)%	(31)%	(26)%

REVENUES

Total revenues for the three months ended June 30, 2005 increased 12% to $3.6 million, from $3.2 million for the three months ended June 30, 2004. The net increase in revenues is primarily attributable to a $322,000, or 19%, increase in seat-based subscriptions and a $257,000, or 23%, increase in data sales which were partially offset by a $108,000, or 52%, decrease in technical services revenues and a $98,000, or 44%, decrease in advertising and e-commerce revenues. Total revenues for the six months ended June 30, 2005 increased 11% to $7.1 million, from $6.4 million for the six months ended June 30, 2004. The net increase in revenues is primarily attributable to a $616,000, or 19%, increase in seat-based subscriptions and a $336,000, or 15%, increase in data sales which were partially offset by an $84,000, or 20%, decrease in technical services revenues and a $138,000, or 35%, decrease in advertising and e-commerce revenues.

SEAT-BASED SUBSCRIPTIONS

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues (in $000s)	$2,037	$1,715	$3,936	$3,320
Percentage of total revenue	57%	53%	55%	52%
Number of subscribers at June 30	21,500	24,000	21,500	24,000
Average annual price per subscriber	$379	$286	$366	$277

The increase in seat-based subscription revenue for the three and six months ended June 30, 2005 is primarily due to an over 30% increase in the average price per subscriber in both periods. The increases in subscriptions to our premium product, EDGAR Online Pro were offset by subscriber cancellations and user migrations from our retail service, EDGAR Online Access. During the first half of 2005, we expanded our sales, account management and marketing teams in order to sell EDGAR Online Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and the launch of I-Metrix, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues (in $000s)	$1,352	$1,095	$2,593	$2,257
Percentage of total revenue	37%	34%	36%	35%
Number of subscribers at June 30	202	210	202	210
Average annual price per contract	$26,772	$20,857	$25,673	$21,495

Data sales have increased despite the decrease in the overall number of contracts due to an increase in the average annual price per contract. The cancellation of several smaller contracts has been offset by the addition of larger dollar contracts over the past year.

TECHNICAL SERVICES

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues (in $000s)	$99	$207	$329	$413
Percentage of total revenue	3%	6%	5%	6%

Beginning in 2003, Nasdaq, the sole client to which we provide technical services, has been reducing their technical services contract. We expect technical services revenue from Nasdaq will be approximately $50,000 to $60,000 in the third quarter of 2005 and anticipate that this will decline further during the remainder of 2005.

ADVERTISING AND E-COMMERCE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues (in $000s)	$122	$220	$255	$393
Percentage of total revenue	3%	7%	4%	7%

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

Total cost of revenues for the three months ended June 30, 2005 increased $72,000, or 15%, to $556,000 from $484,000 for the three months ended June 30, 2004. The net increase in cost of revenues is primarily attributable to an $83,000 increase in payroll expenses and $35,000 increase in data costs which were partially offset by a $35,000 decrease in barter expenses and a $15,000 decrease in e-commerce commissions. Total cost of revenues for the six months ended June 30, 2005 increased $81,000, or 8%, to $1.1 million from $969,000 for the six months ended June 30, 2004. The net increase results from a $147,000 increase in payroll costs which was offset by a $61,000 decrease in barter expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2005 increased $703,000, or 114%, to $1.3 million from $619,000 for the three months ended June 30, 2004. The increase is due to an overall increase in sales and marketing expenses related to the new I-Metrix suite of products including a $399,000 increase in payroll costs and $300,000 increase in advertising and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2005 increased $1.0 million, or 84%, to $2.3 million from $1.2 million for the six months ended June 30, 2004, due to the overall increase noted above, which included a $621,000 increase in payroll expenses and a $405,000 increase in advertising and marketing expenses.

Development. Development expenses for the three months ended June 30, 2005 increased $165,000, or 44%, to $538,000 from $373,000 for the three months ended June 30, 2004. Development expenses for the six months ended June 30, 2005 increased $320,000, or 42%, to $1.1 million from $766,000 for the six months ended June 30, 2004. The increase in development expenses for both periods is due to an increase in payroll costs related to the build out of the new I-Metrix suite of products.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2005 increased $75,000, or 4%, to $2.0 million from $2.0 million for the three months ended June 30, 2004. The net increase was due to a $38,000 increase in travel related expenditures and $36,000 increase in insurance expenses. General and administrative expenses for the six months ended June 30, 2005 increased $147,000, or 4%, to $4.0 million from $3.9 million for the six months ended June 30, 2004. The net increase is due to a $39,000 increase in travel related expenditures and $53,000 increase in insurance expenses.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the three months ended June 30, 2005 decreased $123,000, or 21%, to $469,000 from $592,000 for the three months ended June 30, 2004. Depreciation and amortization for the six months ended June 30, 2005 decreased $243,000, or 20%, to $945,000 from $1.2 million for the six months ended June 30, 2004. The decreases are due to the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999 becoming fully amortized in 2004 as well as several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining current operating cost levels.

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2005, an increase from net cash used in operating activities of $671,000 for the six months ended June 30, 2004. This is primarily due to additional expenditures to increase our sales efforts and an increase in accounts receivable resulting from, among other things, price increases for our services implemented in December 2004 and a greater portion of our revenue being billed on an annual basis.

Capital expenditures, primarily for computers and equipment, totaled $255,000 for six months ended June 30, 2005 and $201,000 for the six months ended June 30, 2004. The purchases were made to support our expansion and increased infrastructure.

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

In May 2004, we sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of our common stock and one warrant to purchase one share of our common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares of common stock included in the over-allotment units, 300,000 were offered by a selling stockholder and we did not receive any proceeds from that portion of the over-allotment.  We also issued to the underwriter of the public offering a warrant to purchase 250,000 units for a price of $2.40 per unit. Prior to the redemption described below, the warrants issued as part of the units had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, we had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for our common stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. In March 2005, we exercised our redemption rights by sending notices to holders of the outstanding public warrants issued in the May 2004 offering. Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, we redeemed any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541,000 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3.7 million. We paid $15,000 to redeem 59,179 warrants which were not exercised during the redemption period.

At June 30, 2005, we had cash and short-term investments on hand of $7.0 million which includes a certificate of deposit (CD) for $4,000,000 at 3.18% and a CD for $1,501,738 at 2.98% that mature in July 2005. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2005, and may incur additional losses in 2006. At June 30, 2005, we had an accumulated deficit of $48.5 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $16.2 million in 2002, to approximately $14.3 million in 2003 to approximately $12.9 million in 2004. Revenues for the six months ended June 30, 2005 were $7.1 million compared to $6.4 million for the six months ended June 30, 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 12% of our total revenue during the six months ended June 30, 2005 and 14% of our total revenue during the six months ended June 30, 2004. We expect that Nasdaq will continue to be a significant customer, but that revenues from Nasdaq will continue to decline. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

IF WE CANNOT GENERATE NEW SUBSCRIBERS, WE MAY NOT ACHIEVE PROFITABILITY.

To increase our revenues and achieve profitability, we must increase our subscriber base significantly. We generate most of our leads for new subscribers from our websites and through our content distribution relationships from such websites as Yahoo! and Lycos. These leads must be converted into subscriptions for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

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

We compete with many providers of business and financial information including Bloomberg, S&P’s Capital IQ, Dun & Bradstreet, Reuters, Standard & Poor's, Thomson Financial, 10-K Wizard, MSN and Yahoo! Our industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY ANY ADVERSE ECONOMIC DEVELOPMENTS IN THE FINANCIAL SERVICES INDUSTRY AND/OR THE ECONOMY IN GENERAL.

We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide could result in a slower growth in the number of customers purchasing our information services, as we have experienced in the past. Any significant downturn in the market or in general economic conditions would likely hurt our business.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending August 10, 2005, the highest closing sales price of our common stock was $3.95 and the lowest closing sales price of our common stock was $0.71. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 24, 2005, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, our shareholders approved the following proposals:

1. The election of the following seven directors to serve until the 2006 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	FOR	WITHHELD

Greg D. Adams	22,514,150	449,330
Elisabeth DeMarse	22,525,460	438,020
Richard L. Feinstein	22,525,460	438,020
Mark Maged	22,517,160	446,320
Marc Strausberg	22,114,960	848,520
Susan Strausberg	22,121,750	841,730
Miklos A. Vasarhelyi	22,525,260	438,020

2. The approval and adoption of the 2005 Stock Award and Incentive Plan:

For	6,558,587
Against	1,179,193
Abstain	279,833
Not Voted	14,945,867

3. The approval and ratification of the appointment of BDO Seidman, LLP as the Registered Public Accountants of the Company for the year ending December 31, 2005:

For	22,797,747
Against	18,500
Abstain	147,233

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

a. Exhibits:

EXHIBIT
NO.	DESCRIPTION

10.53	Amendment to Office Building Lease Agreement, between 122 East 42nd Street LLC and Registrant, dated June 27, 2005.

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDGAR ONLINE, INC. (Registrant)

Dated: August 15, 2005	By:	/s/ Susan Strausberg
Susan Strausberg
President, Chief Executive Officer and Secretary

By:	/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer