Form 10-Q
period 2005-09-30
EDGAR ONLINE INC
filed 2005-11-14
CIK 1080224

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐NO ☒

Number of shares of common stock outstanding at November 14, 2005: 24,982,564 shares

EDGAR ONLINE, INC.
FORM 10-Q
FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 regarding the Company’s plans, expectations, estimates and beliefs. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. In addition, the Company or persons acting on its behalf may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Forward-looking statements are typically identified by words such as “believes,”  “anticipates,”  “estimates,”  “expects,”  “intends,”  “will,”“may,”  “potential,”  “projects,”  “approximately,” and other similar expressions. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in this Quarterly Report, as well as our other periodic reports filed with the Securities and Exchange Commission from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we from time to time do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS	September 30, 2005 (unaudited)	December 31, 2004
Cash and cash equivalents	$6,194	$2,678
Short term investments	-	2,000
Accounts receivable, less allowance of $349 and $474, respectively	2,671	1,895
Other current assets	391	329
Total current assets	9,256	6,902

Property and equipment, net	1,022	1,138
Goodwill	2,189	2,189
Other intangible assets, net	7,001	7,936
Other assets	1,259	441

Total assets	$20,727	$18,606

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses	$1,852	$1,612
Deferred revenues	3,676	2,581
Total current liabilities	5,528	4,193

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,135,139 shares issued and
24,965,189 shares outstanding at September 30, 2005 and 22,640,366 shares
issued and 21,470,416 shares outstanding at December 31, 2004	261	226
Additional paid-in capital	66,849	62,378
Accumulated deficit	(50,030)	(46,310)
Less: Treasury stock, at cost, 1,169,950 shares at September 30, 2005 and December 31, 2004	(1,881)	(1,881)
Total stockholders' equity	15,199	14,413

Total liabilities and stockholders' equity	$20,727	$18,606

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Seat-based subscriptions	$2,102	$1,775	$6,038	$5,095
Data sales	1,274	1,145	3,867	3,402
Technical services	47	204	376	617
Advertising and e-commerce	42	113	297	506
Total revenues	3,465	3,237	10,578	9,620
Cost of revenues	487	450	1,537	1,419

Gross profit	2,978	2,787	9,041	8,201

Operating expenses:
Sales and marketing	1,210	632	3,495	1,876
Development expenses	697	369	1,783	1,135
General and administrative	2,124	1,966	6,137	5,832
Depreciation and amortization	500	556	1,445	1,744
	4,531	3,523	12,860	10,587

Loss from operations	(1,553)	(736)	(3,819)	(2,386)

Interest and other income, net	52	16	99	23

Net loss	$(1,501)	$(720)	$(3,720)	$(2,363)

Weighted average shares outstanding - basic and diluted	24,957	22,442	23,616	19,528
Net loss per share - basic and diluted	$(0.06)	$(0.03)	$(0.16)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:

Net loss	$(3,720)	$(2,363)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	510	526
Amortization of intangibles	935	1,218
Provision for (recovery of) losses on trade accounts receivable	(125)	43
Changes in assets and liabilities:
Accounts receivable	(651)	(848)
Other assets, net	(880)	51
Accounts payable and accrued expenses	240	(103)
Deferred revenues	1,095	712
Accrued interest	-	(26)
Long term payables	-	(42)
Total adjustments	1,124	1,531

Net cash used in operating activities	(2,596)	(832)
Cash used in investing activities:

Sales of held-to-maturity investments	2,000	-
Purchases of property and equipment	(394)	(262)
Net cash provided by (used in) investing activities	1,606	(262)

Cash flows from financing activities:

Proceeds from exercise of stock options and warrants	4,521	--
Payments for warrant redemption	(15)	--
Net proceeds from issuances of common stock and warrants	--	4,190
Principal payments on notes payable	--	(1,900)
Net cash provided by financing activities	4,506	2,290

Net change in cash and cash equivalents	3,516	1,196
Cash and cash equivalents at beginning of period	2,678	3,860

Cash and cash equivalents at end of period	$6,194	$5,056

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$26

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

The unaudited interim financial statements of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004. The results for the nine months ended September 30, 2005 are not necessarily indicative of the expected results for the full 2005 fiscal year or any future period.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At September 30, 2005 and 2004, the number of options outstanding were 3,110,292 and 2,702,797, respectively. At September 30, 2005 and 2004, the number of warrants outstanding were 429,631 and 4,072,631, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes the costs of computer software to be sold or otherwise marketed in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, “Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). Costs related to the conceptual formulation and design of software are expensed as product development. Costs incurred subsequent to the establishment of technological feasibility are capitalized. Capitalization of costs ceases when the product is available for general release to customers which occurred in the quarter ended September 30, 2005. The annual amortization of the capitalized software costs shall be the greater of the amount computed using (a) the ratio that current gross revenues for the I-Metrix suite of products bear to the total of current and anticipated future gross revenues for those products or (b) the straight-line method over the remaining estimated economic life of the product. The estimated economic life of the I-Metrix suite of products is five years. As of September 30, 2005, development costs related to the I-Metrix suite of products in the amount of $897 were capitalized under the provisions of SFAS 86. Amortization of these costs amounted to $15 and $0 for the nine months ended September 30, 2005 and 2004, respectively, and has been reflected as cost of revenues. Any further software development costs will be expensed to development costs in accordance with SFAS 86.

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

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS No. 123, the Company's results of operations for the three and nine months ended September 30, 2005 and 2004 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss - as reported	$(1,501)	$(720)	$(3,720)	$(2,363)
Compensation expense related to options-fair value method	(175)	(164)	(518)	(553)
Net loss - pro forma	$(1,676)	$(884)	$(4,238)	$(2,916)

Basic and diluted net loss per share - as reported	$(0.06)	$(0.03)	$(0.16)	$(0.12)
Basic and diluted net loss per share - pro forma	$(0.07)	$(0.04)	$(0.18)	$(0.15)

(5) SALE OF COMMON STOCK AND WARRANTS

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

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April 2005, the SEC deferred the effective date for SFAS 123 (R) to the beginning of the first fiscal year that begins after June 15, 2005. The Company expects to adopt SFAS 123(R) in the fiscal year beginning January 1, 2006, and expects the adoption to have a material impact on its net income and earnings per share. See note (4) to the condensed consolidated financial statements.

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

We are continuing to focus on growing our subscription revenues and corporate data sales and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include EDGAR Online Pro, EDGAR Online Access, and our new I-Metrix suite of products. EDGAR Online Pro is sold online and by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and from the migration of users from EDGAR Online Access. The price of a new subscription is $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our retail product is EDGAR Online Access which has fewer features than EDGAR Online Pro. This product is available online for $220 per year and is purchased annually or quarterly in advance with a credit card. The I-Metrix suite of products, which were launched in 2005, are designed solely for analyzing documents that have been formatted in eXtensible Business Reporting Language (XBRL) and for use exclusively with the Microsoft Office System. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Digital Data Feeds. Through EDGAR Online Explorer, we license services that integrate our products into our customers' existing applications. The average annual price per contract was $25,000 at September 30, 2005. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from digital data feeds is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

Other Services. Through September 2005, we provided technical services to Nasdaq. Several of our technical and non-technical contract employees operated, maintained and supported the Nasdaq Online website. We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Total revenues	100%	100%	100%	100%
Cost of revenues	14	14	15	15
Gross profit	86	86	85	85
Operating expenses:
Sales and marketing	35	20	33	19
Product development	20	11	17	12
General and administrative	61	61	58	61
Amortization and depreciation	14	17	13	18

Loss from operations	(44)	(23)	(36)	(25)
Interest and other, net	1	1	1	--

Net loss	(43)%	(22)%	(35)%	(25)%

REVENUES

Total revenues for the three months ended September 30, 2005 increased 7% to $3.5 million, from $3.2 million for the three months ended September 30, 2004. The net increase in revenues is primarily attributable to a $327,000, or 18%, increase in seat-based subscriptions and a $129,000, or 11%, increase in data sales which were partially offset by a $157,000, or 77%, decrease in technical services revenues and a $71,000, or 63%, decrease in advertising and e-commerce revenues. Total revenues for the nine months ended September 30, 2005 increased 10% to $10.6 million, from $9.6 million for the nine months ended September 30, 2004. The net increase in revenues is primarily attributable to a $943,000, or 18%, increase in seat-based subscriptions and a $465,000, or 14%, increase in data sales which were partially offset by a $241,000, or 39%, decrease in technical services revenues and a $209,000, or 41%, decrease in advertising and e-commerce revenues.

SEAT-BASED SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues (in $000s)	$2,102	$1,775	$6,038	$5,095
Percentage of total revenues	61%	55%	57%	53%
Number of subscribers at September 30	20,600	23,750	20,600	23,750
Average annual price per subscriber	$408	$299	$391	$286

The increase in seat-based subscription revenue for the three and nine months ended September 30, 2005 is primarily due to an over 35% increase in the average price per subscriber in both periods. The increases in subscriptions to our premium product, EDGAR Online Pro were offset by subscriber cancellations and user migrations from our retail service, EDGAR Online Access. During the first half of 2005, we expanded our sales, account management and marketing teams in order to sell EDGAR Online Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and the launch of I-Metrix, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues (in $000s)	$1,274	$1,145	$3,867	$3,402
Percentage of total revenues	37%	35%	37%	35%
Number of contracts at September 30	199	200	199	200
Average annual price per contract	$25,608	$22,900	$25,910	$22,680

Data sales have increased despite the overall number of contracts remaining relatively consistent due to an increase in the average annual price per contract. The cancellation of several smaller contracts has been offset by the addition of larger dollar contracts over the past year.

TECHNICAL SERVICES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues (in $000s)	$47	$204	$376	$617
Percentage of total revenues	1%	6%	3%	7%

Beginning in 2003, Nasdaq, the sole client to which we provide technical services, has been reducing their technical services contract. We expect no further technical services revenue in the fourth quarter of 2005.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
Revenues (in $000s)	$42	$113	$297	$506
Percentage of total revenues	1%	4%	3%	5%

The decrease in advertising and e-commerce revenues is primarily due a decrease in list sales which are included in e-commerce revenues.

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

Total cost of revenues for the three months ended September 30, 2005 increased $37,000, or 8%, to $487,000 from $450,000 for the three months ended September 30, 2004. The net increase in cost of revenues is primarily attributable to a $31,000 increase in payroll expenses and a $38,000 increase in data costs which were partially offset by a $41,000 decrease in e-commerce commissions. Total cost of revenues for the nine months ended September 30, 2005 increased $118,000, or 8%, to $1.5 million from $1.4 million for the nine months ended September 30, 2004. The net increase results from a $179,000 increase in payroll costs and $28,000 increase in data costs which were offset by a $61,000 decrease in barter expenses and $46,000 decrease in e-commerce commissions. In addition, we began amortizing $897,000 of capitalized I-Metrix product development costs in the third quarter of 2005 which increased cost of revenues by $15,000.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2005 increased $578,000, or 91%, to $1.2 million from $632,000 for the three months ended September 30, 2004. The increase is due to an overall increase in sales and marketing expenses related to the new I-Metrix suite of products including a $500,000 increase in payroll costs and $124,000 increase in advertising and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2005 increased $1.6 million, or 86%, to $3.5 million from $1.9 million for the nine months ended September 30, 2004, due to the overall increase noted above, which included a $1.1 million increase in payroll expenses and a $529,000 increase in advertising and marketing expenses.

Development. Development expenses for the three months ended September 30, 2005 increased $328,000, or 89%, to $697,000 from $369,000 for the three months ended September 30, 2004. Development expenses for the nine months ended September 30, 2005 increased $648,000, or 57%, to $1.8 million from $1.1 million for the nine months ended September 30, 2004. The increase in development expenses for both periods is due to an increase in payroll costs related to the build out of the new I-Metrix suite of products.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2005 increased $158,000, or 8%, to $2.1 million from $2.0 million for the three months ended September 30, 2004. The net increase was due to a $54,000 increase in rent and $187,000 increase in professional fees which were offset by a $77,000 decrease in provisions for doubtful accounts. General and administrative expenses for the nine months ended September 30, 2005 increased $305,000, or 5%, to $6.1 million from $5.8 million for the nine months ended September 30, 2004. The net increase is due to a $258,000 increase in professional fees and $72,000 increase in insurance expenses offset by a $58,000 decrease in provisions for doubtful accounts.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definitive lived intangible assets. Depreciation and amortization for the three months ended September 30, 2005 decreased $56,000, or 10%, to $500,000 from $556,000 for the three months ended September 30, 2004. Depreciation and amortization for the nine months ended September 30, 2005 decreased $299,000, or 17%, to $1.4 million from $1.7 million for the nine months ended September 30, 2004. The decreases are due to the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999 becoming fully amortized in 2004 as well as several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining  current operating cost levels.

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2005, an increase from net cash used in operating activities of $832,000 for the nine months ended September 30, 2004. This is primarily due to additional expenditures to increase our sales and development efforts and an increase in accounts receivable resulting from, among other things, price increases for our services implemented in December 2004 and a greater portion of our revenue being billed on an annual basis.

Capital expenditures, primarily for computers and equipment, totaled $394,000 for nine months ended September 30, 2005 and $262,000 for the nine months ended September 30, 2004. The purchases were made to support our increased infrastructure.

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

In May 2004, we sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of our common stock and one warrant to purchase one share of our common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares of common stock included in the over-allotment units, 300,000 were offered by a selling stockholder and we did not receive any proceeds from that portion of the over-allotment.  We also issued to the underwriter of the public offering a warrant to purchase 250,000 units for a price of $2.40 per unit. Prior to the redemption described below, the warrants issued as part of the units had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, we had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for our common stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. In March 2005, we exercised our redemption rights by sending notices to holders of the outstanding public warrants issued in the May 2004 offering . Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, we redeemed any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541,000 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3.7 million. We paid $15,000 to redeem 59,179 warrants which were not exercised during the redemption period.

At September 30, 2005, we had cash and cash equivalents on hand of $6.2 million which includes a certificate of deposit (CD) for $3,000,000 at 3.70% that matures in November 2005 and a CD for $2,000,000 at 3.6% that matures in October 2005. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2005, and may incur additional losses in 2006. At September 30, 2005, we had an accumulated deficit of $50.0 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

OUR REVENUES HAVE BEEN DECREASING. IF WE FAIL TO INCREASE REVENUES, WE WILL NOT ACHIEVE OR MAINTAIN PROFITABILITY.

Our revenues decreased from approximately $16.2 million in 2002, to approximately $14.3 million in 2003 to approximately $12.9 million in 2004. Revenues for the nine months ended September 30, 2005 were $10.6 million compared to $9.6 million for the nine months ended September 30, 2004. To achieve profitability, we will need to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders for both technical services and data feeds that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 11% of our total revenues during the nine months ended September 30, 2005 and 14% of our total revenues during the nine months ended September 30, 2004. We expect that Nasdaq will continue to be a significant customer, despite the termination of our technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our attempt to achieve profitability.

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

In July 2004, we entered into a license agreement with Microsoft, and we received certain license rights to develop and distribute an EDGAR Online branded version of Microsoft’s financial information analysis software. The software that we have licensed is a part of our I-Metrix suite of products, which have just been introduced to the market in 2005. Also in April 2005, Microsoft began presenting us as a featured partner in its XBRL scenario within the Solution Showcase for the Microsoft Office System. Microsoft features us and our I-Metrix suite of products on a Web page highlighting solutions that use XBRL to enhance the power of Microsoft Office to solve critical business issues. We cannot assure you that this initiative will be successful. If this initiative is not successful, we may not be able to increase our revenues and achieve profitability in the short-term.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending November 14, 2005, the highest closing sales price of our common stock was $4.20 and the lowest closing sales price of our common stock was $1.14. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

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

EDGAR ONLINE, INC. (Registrant)

Dated: November 14, 2005	By:	/s/ Susan Strausberg
Susan Strausberg
President, Chief Executive Officer and Secretary

By:	/s/ Greg D. Adams
Greg D. Adams
Chief Operating Officer and Chief Financial Officer