Form 10-K
period 2005-12-31
EDGAR ONLINE INC
filed 2006-03-20
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File No. 0-26071

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1447017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Norwalk, CT	06854
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code:

(203) 852-5666

Securities Registered Pursuant To Section 12(g) Of The Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2005, was approximately $53,128,521.

As of March 15, 2006, there were 26,363,810 shares of the registrant’s common stock issued and 25,193,860 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDGAR ONLINE, INC.

PART I

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by EDGAR Online Inc.’s (“we,” “us,” “our” or the “Company”) management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” and “our” include reference to our subsidiaries as well.

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals. We make information and a variety of analysis tools available via online subscriptions and licensing agreements to a large user base. Using our products and services, customers can quickly view and analyze specific aspects of a public company’s business, financial and ownership history. Our customers include financial institutions such as investment funds, asset management firms, insurance companies and banks, as well as accounting firms, law firms, corporations and individual investors.

INDUSTRY BACKGROUND

The industry in which we compete, providing business and financial information, is part of a broader industry that provides a wide range of real-time and historical content on various markets. This industry is highly competitive and includes both large and small businesses. According to Outsell, Inc., a research and advisory firm, the top information content providers, which include large companies such as Bloomberg, Reuters, Reed Elsevier, Thomson, AOL, Pearson, Gannett, McGraw-Hill, Wolters Kluwer and Gartner, have aggregate revenues of approximately $263 billion and are expected to increase 8% annually through 2008. Financial and business information includes the profile, history, ownership, financial reporting, sales, marketing and business development of a company, as well its regulatory filings, analyst coverage, research reports, news alerts and stock quotes. Much of this information is required to be filed with the SEC.

Reports and Disclosures to the U.S. Securities and Exchange Commission

Public companies are registered with the SEC under the rules, regulations and disclosure requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Public companies have continuing obligations to file reports with the SEC via the EDGAR system. These reports include quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements or information statements and annual reports to stockholders on Schedules 14A and 14C, and statements of beneficial ownership of securities on Forms 3, 4 and 5 and Schedules 13D and 13G.

Historically, companies in the financial information industry have manually built distinct databases based on mandatory company filings with the SEC that have commercial value for various customer segments. These databases include information on public offerings, normalized financial data and stock ownership. We use proprietary technology to gather and manage this information and create products that can be easily accessed by the end-user.

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public companies and their insiders, mutual funds and financial institutions use this system to submit or file, statements, reports and forms with the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC, and to make them available to the public. In 1996, the SEC required all reporting U.S. public companies to file compliance documents such as prospectuses, proxies and annual and quarterly reports via the electronic format created through the EDGAR system. Before the introduction of the EDGAR system, SEC filings were only available on a delayed basis in costly paper or CD-ROM format from a limited number of document providers or from SEC public reference rooms.

According to our internal analysis, which is based on our database of all documents filed via EDGAR, the number of documents filed through EDGAR has grown from approximately 60,000 in 1994 to over 700,000 in 2005. These documents are submitted by approximately 11,000 public companies, 1,000 American Depository Receipts, 2,800 private companies with public debt, 3,400 institutions, 21,000 funds, and 77,000 corporate executives and other company insiders. On a typical day, approximately 2,700 documents may be filed through EDGAR.

eXtensible Business Reporting Language

Traditionally, corporate financial reporting has been a labor-intensive process involving the compilation of data from a variety of sources and formats. eXtensible Business Reporting Language (“XBRL”) is one of a family of eXtensible Markup Languages (“XML”) for the electronic communication of business and financial data that simplifies the mechanics of working with financial statements. XBRL provides substantial benefits in the preparation, analysis and communication of financial information. XBRL uses tags based on standardized accounting industry definitions to describe and identify different categories of financial information, which provides uniformity otherwise lacking in today’s financial reporting. XBRL provides the detail that makes financial information more consistent and accessible.

The potential widespread adoption of the XBRL standard is driven by the increasing demand for analytics, continuous auditing and real-time reporting by private and public companies and the institutions that finance and invest in these companies. In April 2005, the SEC established a voluntary program relating to XBRL whereby registrants may furnish XBRL data in an exhibit to specified EDGAR filings. The SEC stated that the primary purpose of the program is to assess XBRL technology, including both the ability of registrants to tag their financial information using XBRL and the benefits of using tagged data for analysis. On January 11, 2006, the SEC further announced that it would offer expedited reviews of registration statements and annual reports to companies that volunteer for a test group as part of the SEC’s XBRL initiative.

XBRL is a royalty-free and open global standard. It has been developed by XBRL International Inc., a not-for-profit consortium of over 480 leading companies involved in providing or using business information. We are a founding member of the XBRL consortium and one of the organizations developing and refining the standards for XBRL. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop new strategic alliances with such companies as Microsoft, R.R. Donnelley, Business Objects, the Shanghai Stock Exchange and others.

Sarbanes-Oxley Act of 2002

Government regulation in the wake of Enron and other corporate scandals has mandated more timely disclosure of material information from companies and other filers, as well as the disclosure of additional and more detailed information on companies and individuals. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. This act is designed to enhance corporate responsibility through corporate governance and disclosure obligations, increase auditor independence and impose tougher penalties for securities fraud. In addition, the SEC, the Nasdaq Stock Market, Inc. (“Nasdaq”), the New York Stock Exchange, the American Stock Exchange, and other national exchanges have adopted rules in furtherance of this act. These rules have modified the regulatory system governing capital markets and provide a permanent framework to improve the quality of financial reporting, as well as increase the responsibility of management for corporate disclosures and financial statements. As a result, the availability of accurate, reliable and real-time information is even more significant.

OUR BUSINESS

We subscribe to a Level 1 feed of real-time SEC regulatory filings. The live feed of EDGAR filings comes from the SEC’s dissemination agent, Northrop Grumman Space & Mission Systems, which sends this feed to our primary facility in Rockville, Maryland, and our back-up facility in New York, via private high speed T-1 connections. This feed immediately creates a historical archive of original, unaltered SEC filings dating back to 1993. We maintain a relational database that supports complex search and retrieval mechanisms to access the filings archive. The raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our websites and distributed via our production servers to third parties with whom we have distribution contracts. Our proprietary document processing systems also create other representations of the original document, including XBRL, HTML, Rich Text Format, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers’ needs to efficiently view, print and analyze the content reported in the SEC filings.

We also produce a specialized line of data feeds, products and services based on designated content sets that we have extracted from the SEC filings. These content sets include databases of formatted annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, mutual fund e-prospectuses and Form 8-K disclosures. Each of these independent content sets represents a set of discrete facts that can be searched and analyzed by our various product offerings. Customers can also subscribe to daily custom data feeds of this content or access the information in real time using our proprietary XBRL and XML based applications. A network of custom data parsers, integrity checks, and auditing tools are applied to each content set to insure a premium level of data quality and completeness.

PRODUCTS AND SERVICES

We apply our proprietary technological know-how to extract, process and categorize raw information filed through EDGAR, and present it in a real-time or near real-time, user-friendly format. We provide this information through a variety of products and services via online subscriptions and licensing agreements to investors and professionals in the corporate, financial and advisory communities.

Subscription Services

We offer the following subscription services:

I-Metrix Products. Our I-Metrix suite of products, which were launched in 2005, include I-Metrix Professional, I-Metrix Architect and I-Metrix Vision. The majority of our I-Metrix products were designed for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems. These products deliver fundamental data such as income statements, balance sheets and statements of cash flow, as well as earnings estimates, standard financial ratios, insider transactions, changes in institutional ownership, Form 8-K information and corporate governance data.

EDGAR Pro. Our premium product is EDGAR Pro (pro.edgar-online.com). This product offers financial data, stock ownership, public offering datasets and advanced search tools. The price for a single seat of EDGAR Pro is approximately $1,200 per year, plus additional fees for add-on services such as global annual reports and conference call transcripts. EDGAR Pro is sold online and by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and Quote.com, and from the migration of users from EDGAR Access.

EDGAR Access. Our retail service is EDGAR Access (access.edgar-online.com). This product is less expensive and has fewer features than EDGAR Pro. EDGAR Access is available for approximately $220 per year, purchased annually or quarterly, and is available via single-seat, credit card purchase only.

Data Products and Services

Data Products. We make our various databases available through EDGAR Explorer. This product is a digital data feed transmitted through an application program interface—a customized request response mechanism that allows a licensed customer to seamlessly replicate a feature or functionality of our service inside that customer’s intranet, extranet and other proprietary products or applications. For instance, customers such as Standard & Poor’s, Lexis-Nexis, Shareholder.com and One Source use this mechanism to enhance the functionality of their own products and services. We also make our various databases available through hosted web pages and customized data feeds. The average annual price per contract was approximately $26,000 at December 31, 2005.

I-Metrix Xcelerate. An additional part of our I-Metrix suite of products is I-Metrix Xcelerate. This service allows filing agents, exchanges and regulators to process content, including financial statements, into XBRL format. Customers can deliver XML or EDGAR formatted documents to us and receive formatted XBRL instance documents and taxonomies in return.

Other Services

We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided. Through September 2005, Nasdaq was our sole technical services customer. Sales to Nasdaq accounted for 28%, 14%, and 10% of our total revenue during the years ended December 31, 2003, 2004 and 2005, respectively.

GROWTH STRATEGY

Our growth strategy is designed to capitalize on our brand recognition, our expertise in XBRL and our position as a provider of public company information to the financial and business community.

Increase Sales to New and Existing Customers

Our sales force will enable us to realize our goal of expanding and increasing sales of our new and existing products and services, with particular emphasis on the new I-Metrix suite of products and EDGAR Pro. The sales group will continue to be expanded to meet the anticipated new demand for our services. Fundamental to our sales effort is the optimization of traffic from websites such as Yahoo! Finance and Quote.com, from which we add approximately 10,000 to 15,000 potential users per month to our database. Our ongoing marketing activities involve targeting those users who are more suited to subscribe to our premium services.

Develop New Products and Services

We continue to enhance our existing products and services by increasing functionality and adding more datasets from EDGAR content and other business information sources. We also regularly develop and license new analytical and screening tools, as well as adding new databases to enhance our offerings. We have added a database of Japanese and Chinese company financial statements. As foreign jurisdictions begin to require their constituents to file their disclosures in XBRL, we will be building database of additional foreign financial statement data.

Expand Functionality and Content Offerings

We continuously introduce new value-added services which increase revenues from our existing customer base and attract new customers. We have sophisticated search technology under development to further mine the data in EDGAR filings. This will enable us to introduce and market tailored products to our various customer segments. We are also developing more specialized and versatile tools and features for our products and services, to further enrich the type of information utilized by our customers. In addition, we are incorporating new sources of business and financial information into the services we offer to our clients. For example, in early 2006, we added earnings estimate data to our I-Metrix suite of products.

We are currently focused on the following general areas:

•	Fundamental Data. Fundamental data includes full XRBL and summary data sets of income statements, balance sheets and statements of cash flow. We are expanding our fundamental data products to include information from sources other than SEC filings, such as earnings estimates and global data, as well as broadening the ways in which we present this data.

•	Data Mining. We continue to build integrated search tools that are based on real-time analysis of key events, topics and financial ratios.

Expand Internationally

We intend to market our services more aggressively to international markets and are expanding our database to include filings made outside the U.S. to provide our users with access to corporate and financial information from these filings. For example, in early 2006, we announced a partnership with the Shanghai Stock Exchange and the Shenzhen Stock Exchange through which we will gain access to the current financial filings of all Chinese companies that trade on these exchanges, as well as historical data for up to five years. We expect to make the Chinese company financial information available to clients of our I-Metrix suite of products.

Expand Existing Alliances and Develop New Strategic Partnerships

We will seek to leverage our position as a leading source of business and financial information, and our XBRL expertise, by broadening our existing channels and creating new strategic relationships. We believe that creating additional distribution relationships will allow us to reach a more diverse customer base, strengthen our brand awareness and ensure that we remain dominant in our current and future markets. We have developed strategic relationships with a number of industry leaders including R.R. Donnelley, Business Objects and Microsoft.

R.R. Donnelley. In January 2006, we entered into an agreement with R.R. Donnelley to begin offering to public companies a full service of SEC compliance solutions that processes financial information into XBRL. The service allows public companies to submit XBRL financial statements concurrently with their SEC filings or subsequently on a Form 8-K. Additionally, in February 2006, we entered into a sales and marketing agreement with R.R. Donnelley through which the R.R. Donnelley global sales force will offer our EDGAR Pro and our I-Metrix suite of XBRL products to R.R Donnelley’s customers and prospects.

Business Objects. In June 2005, we signed a technology partnership agreement with Business Objects, a leading provider of business intelligence solutions. As part of the agreement, we will jointly conduct sales, marketing and development activities that enable customers to access XBRL-based financial data through a Business Objects platform. We expect activity under this initiative to commence in mid 2006.

Microsoft. In October 2003, we signed a memorandum of understanding with Microsoft whereby we have worked with Microsoft to build analytical capabilities within Microsoft Excel, the first commercial application of the XBRL standard. In July 2004, we signed an additional agreement which allowed us to build this tool into the I-Metrix suite of products. With I-Metrix, users simply input a company’s name or ticker symbol into an Excel spreadsheet, and that company’s financial data is automatically inserted in the appropriate cells, saving time and ensuring accuracy. Our I-Metrix products will also be optimized for Microsoft Office 2007, expected to be released within the next year.

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

MARKETING AND SALES

As of March 15, 2006, we have a staff of 22 professionals dedicated to supporting our sales and marketing efforts. We believe that enterprise customers will continue to represent an important source of revenue growth in the next few years, as we continue to introduce new value-added search and extraction products and customized fee-based services to enterprise purchasers of financial information.

We promote our services through direct sales efforts, websites, marketing alliances, direct marketing and telemarketing and trade shows. Through these efforts, we sell and use trial offers on I-Metrix, EDGAR Pro and EDGAR Access to encourage visitors to subscribe to our services and to encourage existing subscribers to purchase additional value-added services.

Our direct sales efforts are focused on decision makers and end-users in the financial services, corporate and advisory markets. Our direct marketing programs are based on lists we acquire from third parties or that we acquire through marketing alliances with websites such as Yahoo! Finance and Quote.com, as well as from queries from our various websites. In exchange for allowing users access to a basic level of financial information on a company through these websites and other marketing alliances, and through our sales efforts, we register approximately 10,000 to 15,000 new users each month. We use this data, in addition to the lists we acquire, to run direct marketing, telemarketing and direct sales programs to these potential customers.

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citibank and Morgan Stanley, stock exchanges such as Nasdaq and the New York Stock Exchange, leading information companies such as Lexis-Nexis, Moody’s and Reuters, and corporations such as Amgen, Intel and Circuit City.

We have over 205 clients that license our data products and services for use in existing intranet, extranet and other product applications. We also have over 20,000 users of I-Metrix, EDGAR Pro and EDGAR Access. These subscribers represent a wide array of users in the financial services, accounting, legal, corporate and other markets.

COMPETITION

We are a provider of financial and business information contained in SEC filings. As such, we compete with those businesses that provide similar information and have greater resources and market penetration than we do. As a result, they have been able to establish a stronger competitive position than we have, in part through greater marketing resources.

We believe that competition for business information comes from such companies as Reuters, Standard & Poor’s and Thomson Financial. Competition for information focused on financial data or credit risk comes from companies such as S&P’s Capital IQ, Dun & Bradstreet and Factset. Competition for legal information comes from companies such as Thompson’s Global Securities Information. Other competitors include companies such as 10-K Wizard Technology, which focus on simple SEC data offerings, and MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

Many of these competitors have longer operating histories, larger, more established customer bases, greater brand recognition and significantly greater resources, particularly financial resources. As a result, they may develop products and services comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, so that we will be able to compete successfully in the future. We believe, however, that based on our pricing, content and features of the products and service that we provide, we remain highly competitive in the financial and business information market.

We believe that the principal competitive factors in our market include the following:

•	Speed of delivery;

•	Accuracy;

•	Transparency and granularity;

•	Cost efficiencies;

•	Scope of service;

•	Quality of service;

•	Convenience;

•	Customer service;

•	Reliability of service; and

•	Availability of enhanced services.

We believe our competitive strengths include the following:

Timeliness. Our information databases and products are created in real-time or near real-time. As a result, our I-Metrix clients benefit from access to financial statement data within hours of the filing being submitted to the SEC. Subscribers to our EDGAR Pro service receive real-time alerts based on various criteria of importance to them. Similarly, our EDGAR Explorer digital data feed processes and makes available EDGAR documents moments after they have been filed with the SEC. Immediate access to new information is imperative for those in the financial services market requiring real-time data for competitive decision-making.

Ease of use. Our user interfaces are built to work within our client’s existing workflows. For example, I-Metrix enables clients to utilize Microsoft Excel and web-based systems to analyze financial statement data extracted from SEC filings for analysis, which can also be verified for accuracy. The EDGAR Pro subscription service is delivered via a standard web browser in a friendly, easy to use graphical user interface. We have worked to ensure that the data our users need to perform their jobs is typically no more than two clicks away. These efforts ensure that subscribers can begin using our services immediately, without any special training.

Versatility and flexibility. We can provide our customers with a web-delivered subscription service that allows for immediate purchase, immediate use and easy access within the client company. Through our I-Metrix suite of analytical data and tools, we offer an end-user solution, a web service to deliver XML or XBRL data in bulk and a service to convert company data into standardized XBRL format. Our EDGAR Explorer digital data feed allows a high degree of customization for clients that want all or part of the offered databases and functionality built into their existing applications. We also will create customized databases, extracts and delivery mechanisms for clients with special needs.

INTELLECTUAL PROPERTY

The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We also have over 490 unique registered domain names, including those representing our flagship products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration for our EDGAR Online trademark from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings including I-Metrix, EDGAR Pro, EDGAR Explorer, FreeEDGAR and EDGAR News, have an active patent application for I-Metrix, and active trademark/servicemark applications pending on certain other service offerings including EDGAR Analyst, EDGAR Access and I-Metrix Excel Add-In.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees execute confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies belong to us. In addition, before entering into discussions with third parties regarding our proprietary technologies, we typically require that they enter into a confidentiality agreement with us. If these discussions result in a license or other business relationship, we typically also require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights.

TECHNOLOGY

We develop and maintain our technology in-house and have the ability to create new distinct databases from EDGAR data such as XBRL fundamental data sets, initial public offering data, normalized financial data, ownership data and secondary public offering data. In addition, we can incorporate existing technologies and solutions driven by our domestic and international pricing systems, charting applications, validation systems, quoting applications, and various maintenance tools that ensure our commitment to data quality.

Our proprietary technology has been focused on a framework approach, which allows us to integrate solutions that were developed exclusively for us in combination with third-party vendors, as well as easily incorporate system modifications. Some of our proprietary solutions include our repository of financial information, mutual fund e-prospectuses, web-based customer interfaces, section extraction, form-type specific data extraction systems, XML delivery systems, permissioning systems, alerting systems and our customer support and tracking system. Software solutions obtained commercially include the Great Plains Accounting System, Salesforce.com, the Autonomy Search Engine and the NetOwl Extractor.

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

INFRASTRUCTURE AND OPERATIONS

Although third party development support is sometimes used in order to meet some aggressive development timelines, our employees now perform all of our development programming, as well as manage our content delivery infrastructure. We own all the application level systems that serve our content delivery. The largest portion of our development team is located in our Rockville, Maryland office. In addition, the delivery solutions developed and maintained for some of our largest corporate customers are hosted primarily in our data center in Rockville and are facilitated by our use of the Microsoft technologies framework. The Rockville data center is also the primary facility that provides services used to deliver and support I-Metrix, EDGAR Pro, EDGAR Access, our EDGAR Explorer data feeds and other content delivery mechanisms.

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

Our systems are maintained on a 24 hour-a-day, 7 day-a-week basis by our own technicians. Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 a.m. to 7:00 p.m. (ET). Customer and support inquiries have the availability of our websites, e-mail and telephone options for assistance.

EMPLOYEES

As of March 15, 2006, we have 90 employees, one of whom is a part-time employee. None of our employees is a member of a union. We believe that we have good relations with our employees.

CORPORATE HISTORY

We are a Delaware corporation formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. Our executive offices are located at 50 Washington Street, Norwalk, Connecticut 06854 and our telephone number is (203) 852-5666.

RISK FACTORS

The consolidated financial statements and notes thereto included in this report and the related discussion describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance or financial condition. We, therefore, have included the following discussion of certain factors which could affect our future performance or financial condition. These factors could cause our future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

We have a history of losses and we expect to incur loses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2006, and may incur additional losses in 2007. At December 31, 2005, we had an accumulated deficit of $51.9 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

Our revenues have historical decreases. If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003, to approximately $12.9 million in 2004. Revenues increased in 2005 to $14.2 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 10% and 14% of our total revenue during the years ended December 31, 2005 and 2004, respectively, and 7% and 14% of our revenue for the fourth quarters ended December 31, 2005 and 2004, respectively. We expect that Nasdaq will continue to be a significant customer despite the termination of our technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

If we cannot generate new users, we may not achieve profitability.

To increase our revenues and achieve profitability, we must increase our user base significantly. We generate most of our leads for new users from our websites and through our content distribution relationships from such websites as Yahoo! Finance and Quote.com. These leads must be converted into subscriptions or data contracts for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

The timeliness of the adoption of XBRL as a reporting standard is uncertain and its failure to be accepted could adversely affect the growth of our business.

We believe our future growth depends, in part, on the adoption of the XBRL data standard. In particular, we believe that our initiative with the I-Metrix suite of products will continue to provide us with a new source of subscribers. These products are designed for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems. Since I-Metrix is based on a reporting language data standard, it is difficult to predict the adoption of this standard. As a result, our business and prospects could be affected if XBRL is not quickly and widely adopted.

Our future success depends, in part, on further developing our initiatives through the Microsoft Office System. Failure to do so may impair our ability to grow and become profitable.

In July 2004, we entered into a license agreement with Microsoft, and we received certain license rights to develop and distribute an EDGAR Online branded version of Microsoft’s financial information analysis software. The software that we have licensed is a part of our I-Metrix suite of products, which was introduced to the market in 2005. Also in April 2005, Microsoft began presenting us as a featured partner in its XBRL scenario within the Solution Showcase for the Microsoft Office System. Microsoft features us and our I-Metrix suite of products on a web page highlighting solutions that use XBRL to enhance the power of Microsoft Office to solve critical business issues. We cannot assure you that this initiative will be successful. If this initiative is not successful, we may not be able to increase our revenues and achieve profitability in the short-term.

The industry in which we operate is highly competitive and has low barriers to entry. Increased competition would make profitability even more difficult to achieve.

We compete with many providers of business and financial information including Bloomberg, S&P’s Capital IQ, Dun & Bradstreet, Reuters, Standard & Poor’s, Thomson Financial, 10-K Wizard, MSN and Yahoo! Our industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

Future enhancements to the SEC’s EDGAR system may erode demand for our services and our revenues may suffer as a result.

Our future success will depend on our ability to continue to provide value-added services that distinguish our products from the type of EDGAR information available from the SEC on its website. The SEC currently provides free access on its website to raw EDGAR filings on a real-time basis. If the SEC were to make other changes to its website such as providing value-added services comparable to those provided by us, our results of operations and financial condition would be materially and adversely affected. Additionally, if the SEC were to enhance or upgrade services available on its website or the EDGAR filing system, we would need to tailor our products and services to be compatible with these new architectures or technologies, which would increase costs. If we are unable to do this, there may be a reduction in demand for our products and services and our revenues may suffer as a result.

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

Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions and changing customer demands. To be successful, we must continue to enhance our existing services and develop and add new services by introducing products and services embodying new technologies, such as XBRL, to address our customers’ changing demands in a timely and cost effective manner. Our business could be adversely affected if we were to incur significant costs without generating related revenues or if we cannot adapt rapidly to these changes. Our business could also be adversely affected if we experience difficulties in introducing new or enhanced services or if these services are not favorably received by users. We may experience technical or other difficulties that could delay or prevent us from introducing new or enhanced services. If we are not successful in developing and marketing enhancements to our existing products and services or our products and services do not incorporate new technology on a timely basis, we may become less competitive and our revenues may suffer as a result.

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

•	difficulty assimilating the operations, technology and personnel of the combined companies;

•	disrupting our ongoing business;

•	problems retaining key technical and managerial personnel;

•	additional operating losses and expenses of acquired businesses; and

•	impairment of relationships with existing employees, customers and business partners.

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

We may be subject to liability for taxes by federal, state and foreign tax authorities.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. An audit by one taxing authority is currently ongoing. There is inherent uncertainty in the audit process. If necessary, we will make our best estimate of probable liabilities that may exist and may record an estimate. We have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond amounts that are probable and estimable.

Changes in accounting standards regarding stock option plans may limit the desirability of granting stock options, which may reduce our profitability and may affect our stock price.

We are required to adopt SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006. This statement requires us to expense the value of stock options granted to employees over the vesting period of the options. The adoption of this statement may reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. If we limit option grants, it could have an adverse effect on our ability to retain current employees and our ability to attract future employees. Additionally, the adoption of SFAS No. 123(R) will have a material impact on our net income and earnings per share. We cannot determine how investors will view the change in accounting treatment of stock-based compensation and the change in our practices and how these changes may impact our stock price and perception of our value.

We could face liability and other costs relating to our storage and use of personal information about our users.

Users provide us with personal information, including credit card information, which we do not share without the user’s consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 15, 2006, the highest closing sales price of our common stock was $1.59 and the lowest closing sales price of our common stock was $4.17. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

Our principal executive offices are located in Norwalk, Connecticut, where we lease 7,500 square feet of office space. This lease expires June 2006. We also lease approximately 4,900 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses sales and administrative personnel. This lease expires August 2012. Additionally, we lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Rockville, Maryland. In March 2005, we signed an amendment to the lease agreement which extended the lease term through August 2015. These facilities house our development and operations personnel, and our computer and communications equipment.

We believe that our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS

On December 30, 2004, we entered into a settlement agreement which concluded a lawsuit commenced by us entitled EDGAR Online, Inc. and Financial Insight Systems, Inc. v. Albert E. Girod and Kristine Delta, C.A. No. 1560-K, Court of Chancery of the State of Delaware, Kent County. We initiated the lawsuit against Albert Girod, our former Chief Technology Officer, Executive Vice President and Director, and Kristine Delta, our former Vice President, based on certain claims that arose out of the purchase by us of Financial Insight Systems, Inc. (“FIS”) in October 2000. We sought compensatory damages and/or restitution for defendants’ alleged fraud, unjust enrichment, breach of fiduciary duty, breach of contract and other actions that occurred in connection with the acquisition of FIS. We settled the lawsuit in exchange for all of the shares of our common stock then held by Mr. Girod and one-third of the shares of our common stock currently held by Ms. Delta. Specifically, Mr. Girod transferred 962,375 shares to us and Ms. Delta transferred 12,500 shares to us. These shares are reflected in our treasury. We and Mr. Girod have also agreed not to disparage each other pursuant to the terms of the settlement agreement.

On February 22, 2006, we entered into a settlement agreement which concluded a lawsuit commenced in April 27, 2004 by our former employee, A. Jason Sears, in the United States District Court for the District of Connecticut. The suit alleged causes of action for breach of contract, breach of the covenant of good faith and fair dealing, slander per se, negligent infliction of emotional distress and various causes of action pursuant to Connecticut’s statutory employment law, arising out of the expiration of Mr. Sears’ employment agreement dated on April 30, 2004. As per the terms of the settlement agreement, Mr. Sears and his designee received an aggregate of $240,000. Mr. Sears also received options to purchase an aggregate of 52,500 shares of our common stock at exercise price of $3.50 per share, which was the closing price on the settlement date. We have valued the options using a Black-Scholes calculation at an aggregate of $97,000, and have recorded a total accrual related to this settlement of $337,000 at December 31, 2005. Additionally, Mr. Sears agreed to a non-solicitation provision for a one year period following execution of the agreement. We and Mr. Sears also agreed not to disparage each other pursuant to the settlement agreement.

We expect to be a party, from time to time, to certain routine legal proceedings arising in the ordinary course of our business. Although we are not currently involved in any pending or threatening legal proceedings, we cannot accurately predict the outcome of any such proceedings if they arise in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for our Common Stock

On March 15, 2006, the closing sales price of our common stock on the Nasdaq National Market was $3.90.

Our common stock is traded on the Nasdaq National Market under the symbol EDGR. The following table sets forth the high and low closing sales prices of our common stock as quoted by the Nasdaq National Market:

	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	$1.87	$1.25
Second Quarter	$1.44	$0.89
Third Quarter	$1.07	$0.71
Fourth Quarter	$1.00	$1.59
Fiscal Year Ended December 31, 2005
First Quarter	$3.51	$1.30
Second Quarter	$3.95	$2.33
Third Quarter	$2.61	$2.13
Fourth Quarter	$2.35	$1.59
Fiscal Year Ended December 31, 2006
First Quarter (through March 15, 2006)	$1.67	$4.17

We also had warrants to purchase common stock that were trading on the Nasdaq National Market under the symbol EDGRW since May 26, 2004. These warrants were originally issued to investors who purchased units comprised of two shares of our common stock and one warrant in our May 2004 public offering. In March 2005, we called for the redemption of 2,875,000 warrants for the purchase of one share of common stock per warrant at $1.50 per share. The terms of the warrants, which were separately traded, gave us the ability to redeem them for $0.25 per warrant after the closing price of our stock equals or exceeds $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. We satisfied this requirement on November 26, 2004 and later established the redemption date as April 28, 2005. Prior to the redemption date, 2,823,935 of such warrants were exercised into the same number of shares of common stock resulting in net proceeds of approximately $4.2 million. We redeemed the remaining 51,065 warrants at a cost to us of $12,766. In addition, as part of the May 2004 offering, we issued a warrant to the underwriter to purchase 250,000 units for a price of $2.40 per unit. The underwriter exercised this warrant in April 2005 on a cashless basis which resulted in the issuance of 495,431 shares of common stock.

The following table sets for the high and low closing prices of our former warrants as quoted by the Nasdaq National Market prior to their redemption:

	High	Low
Fiscal Year Ended December 31, 2004
May 26, 2004—June 30, 2004	$0.23	$0.11
Third Quarter	$0.31	$0.16
Fourth Quarter	$0.60	$0.26
Fiscal Year Ended December 31, 2005
First Quarter	$2.15	$0.47
Second Quarter (through April 28, 2005)	$2.69	$1.60

Holders

As of March 15, 2006, there were approximately 79 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Item 12 contains information concerning securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no equity securities of the registrant sold by the registrant during the period covered by this report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities made in a month within the fourth quarter of the fiscal year covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2005 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share information)
Statement of Operations Data:
Seat-based subscriptions	$3,388	$5,148	$5,953	$6,919	$8,276
Data sales	5,416	5,380	4,833	4,575	5,204
Technical Services	6,782	4,287	2,805	823	376
Advertising and e-commerce	1,467	1,356	728	568	379

Total revenues	17,053	16,171	14,319	12,885	14,235
Cost of revenues	4,449	2,632	1,979	1,898	2,079

Gross profit	12,604	13,539	12,340	10,987	12,156
Operating expenses:
Selling, general and administrative and development	12,965	12,315	11,086	12,167	15,950
Restructuring and severance charges (1)	995	(182)	784	—	—
Amortization and depreciation	4,767	2,880	2,503	2,226	1,932

Loss from operations	(6,123)	(1,474)	(2,033)	(3,406)	(5,726)
Interest income (expense) and other, net	(665)	(251)	(134)	1,240	148

Loss before cumulative effect of change in accounting principle	(6,788)	(1,725)	(2,167)	(2,166)	(5,578)
Cumulative effect of change in accounting principle (2)	—	(9,317)	—	—	—

Net loss	$(6,788)	$(11,042)	$(2,167)	$(2,166)	$(5,578)

Loss before cumulative effect of change in accounting principle per share—basic and diluted	$(0.46)	$(0.10)	$(0.13)	$(0.11)	$(0.23)
Cumulative effect of change in accounting principle per share—basic and diluted	(0.00)	(0.55)	(0.00)	(0.00)	(0.00)

Net loss per share—basic and diluted	$(0.46)	$(0.65)	$(0.13)	$(0.11)	$(0.23)

Weighted average shares outstanding—basic and diluted (3)	14,912	16,933	16,976	20,254	23,958

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$3,461	$5,550	$3,860	$2,678	$5,334
Investments	$—	$—	$—	$2,000	$—
Working capital	$46	$2,458	$702	$2,709	$2,012
Total assets	$33,486	$23,219	$19,145	$18,606	$19,255
Long-term debt	$3,800	$1,878	$—	$—	$—
Stockholders’ equity	$23,960	$16,370	$14,015	$14,413	$13,366

(1)

In 2001, we recognized restructuring costs which were primarily comprised of expenses associated with closing our Kirkland, Washington office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for FIS employees. In 2002, portions of these costs were reversed as contract terminations were negotiated. In 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer.

(2)	We adopted Statement of Financial Accounting Standard No. 142 (SFAS 142) effective January 1, 2002. This standard required that we performed a transitional assessment to determine whether there was an impairment of goodwill. The assessment indicated that goodwill associated with the FIS acquisition was impaired and accordingly, we recognized a non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.
(3)	Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and convertible debenture are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 2,805,010, 3,124,643, 3,347,660, 6,994,742, and 3,372,514 for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussions of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this Annual Report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report.

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

We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com website (“FreeEDGAR”), for $9.9 million. The purchase price consisted of the issuance of common stock, stock options and warrants, the assumption of liabilities and acquisition related expenses. In October 2000, we acquired all the outstanding equity of FIS for approximately $28.1 million. The purchase price included the issuance of common stock, a cash payment, issuance of notes and acquisition related expenses.

We are continuing to focus on growing our subscription revenues and corporate data sales and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include our I-Metrix suite of products, EDGAR Pro and EDGAR Access. The I-Metrix suite of products, launched in 2005, are designed solely for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems. EDGAR Pro is sold online and by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and Quote.com, and from the migration of users from EDGAR Access. The price of a new subscription is approximately $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our retail product is EDGAR Access, which has fewer features than EDGAR Pro. This product is available online for approximately $220 per year and is purchased annually or quarterly in advance with a credit card. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Data Products. Through EDGAR Explorer, we license services that integrate our products into our customers’ existing applications. The average annual price per contract was $26,000 at December 31, 2005. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from data sales is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

I-Metrix Xcelerate. An additional part of our I-Metrix suite of products is I-Metrix Xcelerate. This service allows filing agents, exchanges and regulators to process content, including financial statements, into XBRL format. Customers can deliver XML or EDGAR formatted documents to us and receive formatted XBRL instance documents and taxonomies in return.

Other Services. We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Revenue from technical services, consisting primarily of time and materials based contracts, is recognized in the period services are rendered. Advertising and e-commerce revenue is recognized as the services are provided. Through September 2005, Nasdaq was our sole technical services customer.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue.

	Year Ended December 31,
	2003	2004	2005
Total revenues	100%	100%	100%
Cost of revenues	14	15	15

Gross profit	86	85	85
Operating expenses:
Sales and marketing	15	20	33
Product development	12	13	20
General and administrative	50	62	59
Restructuring and severance costs	6	—	—
Amortization and depreciation	17	17	13

Loss from operations	(14)	(27)	(40)
Interest and other, net	(1)	10	1

Net loss	(15)%	(17)%	(38)%

COMPARISON OF THE YEARS 2005, 2004, AND 2003

REVENUES

Total revenues for the year ended December 31, 2005 increased 10% to $14.2 million, from $12.9 million for the year ended December 31, 2004. The net increase in revenues is primarily attributable to a $1.4 million, or 20%, increase in seat-based subscriptions and a $629,000, or 14%, increase in data sales which were partially offset by a $447,000 or 54%, decrease in technical services revenues and a $189,000, or 33%, decrease in advertising and e-commerce revenues.

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

Seat-based Subscriptions

	Year Ended December 31,
	2003	2004	2005
Revenues (in $000s)	$5,953	$6,919	$8,276
Percentage of total revenue	42%	54%	58%
Number of subscribers	23,000	23,800	20,500
Average price per subscriber	$259	$291	$404

The increase in seat-based subscription revenue in 2005 and 2004 is primarily due to a 39% increase in the average price per subscriber in 2005 from 2004, and a 12% increase in the average price per subscriber 2004 from 2003. The increases in subscriptions to our premium product, EDGAR Pro, were offset by cancellations and user migrations from our retail service, EDGAR Access, which caused the net decrease in the number of subscribers in 2005. In late 2003 and early 2004, we expanded our telesales and account management personnel in order to sell EDGAR Pro to new customers, reduce cancellations and capitalize on our strategic relationships. During the first half of 2005, we further expanded our sales, account management and marketing teams in order to sell EDGAR Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and the expected increase in sales of I-Metrix, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

Data Sales

	Year Ended December 31,
	2003	2004	2005
Revenues (in $000s)	$4,833	$4,575	$5,204
Percentage of total revenue	34%	36%	36%
Number of contracts	220	194	207
Average price per contract	$21,968	$23,582	$25,140

Data sales have increased in 2005 from 2004 due to the increase in the overall number of contracts as well as an increase in the average annual price per contract. The decrease in data sales in 2004 from 2003 was primarily due to several smaller contracts not being renewed.

Technical services

	Year Ended December 31,
	2003	2004	2005
Revenues (in $000s)	$2,805	$823	$376
Percentage of total revenue	19%	6%	3%

The decrease in technical services revenue is due to decreases in the services provided to Nasdaq, the sole client to which we provided technical services. In May 2003, the Nasdaq-Online.com website that we previously hosted in our Rockville, Maryland facility was removed from our data center and into Nasdaq’s facility, significantly reducing our technical services revenue beginning in the second half of 2003. In 2004, Nasdaq further reduced their technical services contract and all services under the contract were ceased in 2005.

Advertising and E-Commerce

	Year Ended December 31,
	2003	2004	2005
Revenues (in $000s)	$728	$568	$379
Percentage of total revenue	5%	4%	3%

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and impressions due to the migration of many of our users to our premium service that does not support ads. List sales, which are included in e-commerce revenues, have also decreased in 2005 compared to 2004.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, other content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period. Beginning in the third quarter of 2005, cost of revenues also includes the amortization of costs related to developing our I-Metrix suite of products that were previously capitalized. These costs, which totaled $897,000, are being amortized over five years.

Total cost of revenues for the year ended December 31, 2005 increased $181,000, or 10%, to $2.1 million, from $1.9 million for the year ended December 31, 2004. The increase in cost of revenues is primarily attributable to a $165,000 increase in payroll related costs and the addition of $60,000 of amortization of capitalized costs which were offset by a $67,000 decrease in barter expenses.

Total cost of revenues for the year ended December 31, 2004 decreased $81,000, or 4%, to $1.9 million, from $2.0 million for the year ended December 31, 2003. The decrease in cost of revenues is primarily attributable to a $92,000 decrease in the cost of content feeds and communications lines.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2005 increased $2.0 million, or 79%, to $4.7 million, from $2.6 million for the year ended December 31, 2004. The increase is due to an overall increase in sales and marketing expenses related to the new I-Metrix suite of products including a $1.4 million increase in payroll costs and $634,000 increase in advertising and marketing expenses. Sales and marketing expenses for the year ended December 31, 2004 increased $437,000, or 20%, to $2.6 million, from $2.2 million for the year ended December 31, 2003, due to a $288,000 increase in payroll expenditures required to increase our sales force as well as a $110,000 increase in outside consulting fees.

Development. Development expenses for the year ended December 31, 2005 increased $1.2 million, or 78%, to $2.8 million, from $1.6 million for the year ended December 31, 2004. The increase in development expenses is due to a $607,000 increase in payroll costs and the addition of $674,000 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products. Development expenses for the year ended December 31, 2004 decreased $99,000, or 6%, to $1.6 million, from $1.7 million for the year ended December 31, 2003 primarily due to a $73,000 decrease in payroll costs.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2005 increased $493,000, or 6%, to $8.5 million, from $8.0 million for the year ended December 31, 2004. The increase was primarily due to a $551,000 increase in professional fees, a $98,000 increase in insurance and a $92,000 increase in rent which were offset by a $155,000 decrease in payroll expenses and a $160,000 decrease in bad debt provisions. The increase in professional fees is primarily due to legal fees and an accrual for the settlement of a lawsuit related to an employment matter which was settled in February 2006. General and administrative expenses for the year ended December 31, 2004 increased $743,000, or 10%, to $8.0 million, from $7.2 million for the year ended December 31, 2003. The increase was primarily due to a $437,000 increase in bad debt provisions as well as a $191,000 increase in professional fees. The increase in bad debt provisions reflect an increase in the age of certain receivable balances during the fourth quarter of 2004. We have implemented new procedures beginning in 2005 that we believe improved the collectibility of these types of accounts.

Restructuring Costs. In the first quarter of 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. We accrued $784,000 of related severance costs in the first quarter of 2003. All of these obligations have been paid as of December 31, 2005.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2005 decreased $294,000, or 13%, to $1.9 million, from $2.2 million for the year ended December 31, 2004. Depreciation and amortization for the year ended December 31, 2004 decreased $277,000, or 11%, to $2.2 million, from $2.5 million for the year ended December 31, 2003. The decreases are due to several fixed assets becoming fully depreciated as well as the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999 becoming fully amortized in 2004.

Other Income. On December 30, 2004, we entered into a settlement agreement which concluded a lawsuit commenced by us against Albert E. Girod, our former Chief Technology Officer, Executive Vice President and Director, and Kristine Delta, our former Vice President, based on certain claims that arose out of the purchase of FIS in October 2000. We settled the lawsuit in exchange for all of the shares of our common stock then held by Mr. Girod and one-third of the shares of our common stock then held by Ms. Delta. Specifically, Mr. Girod transferred 962,375 shares and Ms. Delta transferred 12,500 shares to us which are included in treasury stock at December 31, 2004. We recorded other income of $1.2 million which is comprised of $1.5 million in gross income representing the fair value of the stock received offset by $347,000 legal fees.

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

	Three Months Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005

	(in thousands) (UNAUDITED)
Revenue Sources:
Seat-based subscriptions	$1,605	$1,715	$1,775	$1,824	$1,899	$2,037	$2,102	$2,238
Data sales	1,162	1,095	1,145	1,173	1,241	1,352	1,274	1,337
Technical services	206	207	204	206	230	99	47	—
Advertising and e-commerce	173	220	113	62	133	122	42	82

Total	$3,146	$3,237	$3,237	$3,265	$3,503	$3,610	$3,465	$3,657

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $3.1 million for the year ended December 31, 2005, an increase from net cash used in operating activities of $1.0 million for the year ended December 31, 2004. This is primarily due to an increase in our loss from operations related to additional sales and marketing and development expenditures due to the build out and sales efforts related to the I-Metrix suite of products.

Capital expenditures, primarily for computers and equipment, totaled $786,000 for the year ended December 31, 2005, and $358,000 for the year ended December 31, 2004. The purchases were made to support our expansion and increased infrastructure.

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

On March 28, 2003, we entered into a Separation and Release Agreement with Tom Vos, our former President and Chief Operating Officer. Under the agreement, we were required to make payments to Mr. Vos of $340,000 in 2003 and $170,000 in 2004, and $42,000 in 2005. We have also made three payments of $60,972 to a deferred compensation plan for the benefit of Mr. Vos, one payment per year in 2003, 2004 and 2005. On March 31, 2003, we affected a plan to align our cost structure with current business conditions. These conditions include an anticipated reduction in technical services revenues related to the Nasdaq contract, which began in the second half of 2003, by approximately $2.4 million annually. The plan entailed a reduction in workforce of 17%, which was effected in March 2003. We incurred severance charges of $783,600 in the quarter ended March 31, 2003 associated with the work force reduction and the Separation and Release Agreement with Mr. Vos.

In May 2004, we sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of our common stock and one warrant to purchase one share of our common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares of our common stock included in the over-allotment units, 300,000 were offered by a selling stockholder and we did not receive any proceeds from that portion of the over-allotment. We also issued to the underwriter of the public offering a warrant to purchase 250,000 units for a price of $2.40 per unit. Prior to the redemption described below, the warrants issued as part of the units had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, we had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for our common stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. In March 2005, we exercised our redemption rights by sending notices to holders of the outstanding public warrants issued in the May 2004 offering. Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, we redeemed any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541,000 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3.7 million. We paid $15,000 to redeem 59,179 warrants which were not exercised during the redemption period.

At December 31, 2005, we had cash and cash equivalents on hand of $5.3 million, which includes a certificate of deposit (“CD”) for $2.0 million at 4.01% that matures in January 2006 and a CD for $2.0 million at 4.18% that matures in February 2006. We have no off-balance sheet arrangements at December 31, 2005. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations, which consist solely of operating leases, at December 31, 2005, in thousands, were as follows:

Payments Due by Period

Total	Less than 1 year	1 - 3 Years	3-5 Years	More than 5 Years

$ 6,974	$885	$2,392	$2,425	$1,272

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimated useful lives of intangible assets and the determination of restructuring obligations. We base our estimates on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that are believed to be reasonable under the circumstances.

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

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable, the estimated useful lives and fair values of intangible assets and the estimated fair value of goodwill. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product, or customer class inability to make payments, additional allowances will be required. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. These evaluations include assumptions regarding future cash flows, growth rates, and discount rates. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95,

“Statement of Cash Flows.” SFAS No. 123(R) generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April 2005, the SEC deferred the effective date for SFAS 123 (R) to the beginning of the first fiscal year that begins after June 15, 2005. We have adopted SFAS 123(R) in the fiscal year beginning January 1, 2006, and the adoption will have a material impact on our net income and earnings per share. See notes 2(m) and 11 to the consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are set forth in Item 15 of this Annual Report. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in and disagreements with accountants on accounting and financial disclosure within the two most recent fiscal years or any subsequent interim period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Annual report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2005.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Controls

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not pre vent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our current executive officers and directors and their respective ages as of March 15, 2006 are as follows:

Name	Age	Position
Susan Strausberg (1)	66	Chief Executive Officer, President, Secretary and Director
Marc Strausberg (1)	70	Chairman of the Board of Directors
Greg D. Adams (1)	44	Chief Operating Officer, Chief Financial Officer and Director
Stefan Chopin	47	Chief Technology Officer
Morton Mackof	58	Executive Vice President of Sales
Elisabeth DeMarse (2)(3)	51	Director
Richard L. Feinstein (3)(4)	62	Director
Mark Maged (2)(3)(4)	74	Director
Douglas K. Mellinger	41	Director
Miklos A. Vasarhelyi (2)(4)	61	Director

(1)	Member of the Outside Directors Compensation Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Audit Committee.

Susan Strausberg, one of our co-founders, has served as a member of the Board of Directors, Chief Executive Officer and Secretary since our formation in November 1995 and as President since January 2003. Ms. Strausberg served on the Board of Directors of RKO Pictures from December 1998 to May 2001. Ms. Strausberg is a member of the Sarah Lawrence Planning Committee. Ms. Strausberg is the wife of Marc Strausberg, our other co-founder and Chairman. Ms. Strausberg received a B.A. degree from Sarah Lawrence College.

Marc Strausberg, our other co-founder, has served as Chairman of the Board of Directors since our inception in November 1995. Mr. Strausberg serves on the advisory board of CARLAB, the Continuous Auditing Research Lab at Rutgers University and is a member of the Council on the future of the Courant Institute of Mathematical Sciences at New York University. Mr. Strausberg is the husband of Susan Strausberg, our Chief Executive Officer and President. Mr. Strausberg received a B.A. degree from Muhlenberg College.

Greg D. Adams joined us as our Chief Financial Officer in March 1999 and became Chief Operating Officer in January 2003. Mr. Adams became a member of the Board of Directors in February 2004. From May 1996 to March 1999, Mr. Adams served as Senior Vice President Finance and Administration of PRT Group Inc., a technology solutions and services company. Mr. Adams is a Certified Public Accountant. Mr. Adams is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Adams received a B.B.A. degree in Accounting from the College of William & Mary.

Stefan Chopin was a member of the Board of Directors from 1996 until February 2004, when he was appointed Chief Technology Officer. Mr. Chopin was previously the President of Pequot Group Inc., a technology development company for the financial services industry. From October 1998 to November 2001, Mr. Chopin was the Senior Vice President of Technology for iXL Enterprises, Inc., an e-business solutions provider.

Morton Mackof joined the Board of Directors in February 2004 and became our Executive Vice President of Sales in November 2004. Mr. Mackof resigned from the Board of Directors in March 2005. Prior to joining our company, Mr. Mackof served in numerous executive capacities with International Business Machines, FONAR Corporation, Third Millennium Technology and Data General Corporation. From February 1991 to June 1997, Mr. Mackof also served as the President and Executive Vice President of Sales and Marketing for Track Data Corporation. Mr. Mackof received a B.S. in Electrical Engineering from Rensselaer Polytechnic Institute, where he also pursued graduate studies in Computer Science.

Elisabeth DeMarse has been a member of the Board of Directors since November 2004. Ms. DeMarse is currently a member of the Board of Directors for Heska Corporation, where she serves on the Audit Committee. From April 2000 to July 2004, Ms. DeMarse served as President and Chief Executive Officer of Bankrate Inc., an internet based consumer banking marketplace. From January1999 to April 2000, Ms. DeMarse served as Executive Vice President of International Operations at Hoover’s, Inc., which operates Hoover’s Online. Prior to her focus in the Internet sector, she spent ten years at Bloomberg L.P. in various leadership positions, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. cum laude from Wellesley College where she majored in history, and an M.B.A. from Harvard with an emphasis on marketing. Ms. DeMarse is a member of The Committee of 200.

Richard L. Feinstein has been a member of the Board of Directors since April 2003. Mr. Feinstein is currently a private consultant providing management and financial advice to clients in a variety of industries. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (OTC BB: MAJR.OB), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

Mark Maged has been a member of the Board of Directors since March 1999. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the U.S. and internationally. From September 1995 through May 2000, he was chairman of Internet Tradeline, Inc. Mr. Maged received a B.S.S. from the College of the City of New York and an M.A. and L.L.B. from Harvard University.

Douglas K. Mellinger joined the Board of Directors in February 2006. Since August 2001, Mr. Mellinger has been Vice-chairman and co-founder of Foundation Source, a provider of support services for private foundations. Prior to assuming his full-time responsibilities with Foundation Source, from July 2000 to August 2001, Mr. Mellinger was a partner with Interactive Capital Partners, an investor and investment banker for early-stage technology companies. Mr. Mellinger is also the founder of Enherent (Nasdaq:ENHT), a global software development and services company, where he served as Chief Executive Officer from August 1989 to June 1999, Chairman of the Board from July 1999 to October 2000, and is currently a director. Mr. Mellinger has served as both the national and international director of the Association of Collegiate Entrepreneurs. In addition, Mr. Mellinger helped found the Young Entrepreneurs’ Organization, and served as its international president in 1997 and 1998. Mr. Mellinger is a graduate of Syracuse University.

Miklos A. Vasarhelyi has been a member of the Board of Directors since February 2004. Since 1989, Dr. Vasarhelyi has been the KPMG Professor of Accounting Information Systems of the Graduate School of Management at Rutgers University, where he is also the director of the Rutgers Accounting Research Center. Dr. Vasarhelyi has also been a Technology Consultant for the E-Commerce Solutions Group of AT&T Laboratories since 1985. Dr. Vasarhelyi received B.S. degrees from the State University of Guanabara (Economics) and Catholic University of Rio de Janeiro (Electrical Engineering), an M.B.A. from the Massachusetts Institute of Technology in Management and a Ph.D. from the University of California, Los Angeles (Management Information Systems).

Board of Directors and Committees

The Board of Directors has an Audit Committee, a Compensation Committee, an Outside Directors Compensation Committee and a Nominating Committee. A majority of the Board of Directors, consisting of Ms. DeMarse and Messrs. Feinstein, Maged, Mellinger and Vasarhelyi, qualify as “independent” in accordance with the published listing requirements of the Nasdaq.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Messrs. Feinstein, Maged and Vasarhelyi, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent” under special standards established by the SEC for members of audit committees. Mr. Feinstein serves as the Chairman of the Audit Committee.

The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Messrs. Maged and Vasarhelyi, and Ms. DeMarse, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Maged serves as the Chairman of the Compensation Committee.

The Outside Directors Compensation Committee has the discretion of granting compensation and stock options to the outside directors under the terms of the 2005 Stock Award and Incentive Plan. The members of the Outside Directors Compensation Committee are Messrs. Adams and Strausberg, and Ms. Strausberg.

The Nominating Committee reviews and assesses the composition of the Board of Directors, assists in identifying potential new candidates for Director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Messrs. Feinstein and Maged, and Ms. DeMarse, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Maged serves as the Chairman of the Nominating Committee.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Feinstein is an audit committee financial expert, as that term is defined in Item 401(h) of Regulation S-K under the Exchange Act, and is also independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require us to disclose any reporting violations with respect to the 2005 fiscal year which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms received by us, we believe that all required reports for the 2005 fiscal year have been timely filed.

Code of Ethics

We have adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available on our website at www.edgar-online.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued for the fiscal years ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer, our former President and our four (4) most highly compensated executive officers (other than our Chief Executive Officer).

	Annual Compensation								Long-Term Compensation Securities Underlying Options (#)
Name and Principal Position	Year	Salary		Bonus		Other
Susan Strausberg (1) Chief Executive Officer and President	2005 2004 2003	$ $ $	239,167 220,000 211,231	$ $	15,000 24,750 —	$ $ $	21,000 21,000 12,115	(2) (2) (2)	50,000 7,500 27,500

Marc Strausberg Chairman	2005 2004 2003	$ $ $	100,000 100,000 113,846		$15,000 — —	$ $ $	21,000 21,000 12,115	(2) (2) (2)	— 7,500 15,000

Greg Adams (1) Chief Operating Officer and Chief Financial Officer	2005 2004 2003	$ $ $	210,000 195,000 193,346	$ $	12,500 21,938 —	$ $ $	18,000 18,000 18,000	(2) (2) (2)	— 180,000 130,000

Stefan Chopin Chief Technology Officer	2005 2004 2003	$ $	216,875 170,625 —		$25,000 — —	$ $ $	18,000 15,750 12,500	(2) (3) (3)	50,000 107,500 10,000	(3) (3)

Morton Mackof Executive Vice President of Sales	2005 2004 2003	$ $	195,000 17,750 —		— — —	$ $	19,167 28,667 —	(2)(4) (4)	25,000 90,000	(4)

Tom Vos Former President and Chief Operating Officer	2005 2004 2003	$ $ $	— — 41,731		— — —	$ $ $	42,000 170,000 340,000	(5) (5) (5)	— — —

(1)	Effective January 27, 2003, Ms. Strausberg assumed the responsibilities of President and Mr. Adams assumed the responsibilities of Chief Operating Officer.
(2)	Includes amounts paid as commutation allowances.
(3)	Includes amounts paid and options granted pursuant to Mr. Chopin’s position as a Director. 15,000 options granted under the 1999 Outside Directors’ Stock Option Plan were cancelled when Mr. Chopin resigned from the Board of Directors in 2004.
(4)	Includes amounts paid and options granted pursuant to Mr. Mackof’s position as a Director and outside consultant. 15,000 options granted under the 1999 Outside Directors’ Stock Option Plan were cancelled when Mr. Mackof resigned from the Board of Directors in 2004.
(5)	Includes amounts paid under a Separation and Release Agreement between us and Mr. Vos. Mr. Vos’ employment terminated in March 2003.

Option Grants in Last Fiscal Year

The following table sets forth information regarding stock options granted to each of the executives named in the Summary Compensation Table above during the 2005 fiscal year. We have never granted any stock appreciation rights.

	Individual Grants (1)				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term (3)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted To Employees In 2005 (2)	Exercise Price Per Share	Expiration Date
					5%	10%
Susan Strausberg	50,000	8.67%	$1.45	January 31, 2015	$75,729	$163,531
Marc Strausberg	—	—	$—	—	$—	$—
Greg Adams	—	—	$—	—	$—	$—
Stefan Chopin	50,000	8.67%	$1.32	January 31, 2015	$82,229	$170,031
Morton Mackof	25,000	4.33%	$1.32	January 31, 2015	$41,115	$85,015
Tom Vos	—	—	$—	—	$—	$—

(1)	Each option represents the right to purchase one share of our common stock. The options shown in this table were all granted under our 1999 Stock Option Plan, as amended.
(2)	In the 2005 fiscal year, we granted options to employees to purchase an aggregate of 577,000 shares of our common stock.
(3)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock price growth. These amounts represent certain assumed rates of appreciation in the value of our common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table may not necessarily be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information concerning the exercise of stock options during the 2005 fiscal year by each of the executives named in the Summary Compensation Table above and the fiscal year-end value of unexercised options. No options were exercised by any of the executives named in the Summary Compensation Table above during this period.

	Number of Securities Underlying Unexercised Options At December 31, 2005		Value of Unexercised In-The-Money Options At December 31, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Susan Strausberg	82,333	64,167	$28,862	$28,975
Marc Strausberg	74,000	10,000	$22,863	$7,475
Greg Adams	403,167	163,333	$109,467	$100,933
Stefan Chopin	60,001	124,999	$9,575	$38,050
Morton Mackof	25,000	75,000	$13,000	$38,500
Tom Vos	391,500	—	$330,200	$—

(1)	The closing price of our common stock as of December 30, 2005 was $1.82.

Director Compensation

Directors are currently eligible to receive stock options every three years under our 2005 Stock Award and Incentive Plan (the “2005 Plan”), which replaced the 1996 Stock Option Plan (the “1996 Plan”), the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors’ Stock Option Plan (the “1999 Directors Plan”). Each new non-employee director is granted, at the time of his or her appointment and on each third anniversary thereafter, a nonstatutory option to purchase 15,000 shares of our common stock. The exercise price of each of these options is equal to the fair market value of our common stock on the date of grant. These options vest equally over a three-year period.

In August 2005, Messrs. Feinstein, Maged and Vasarhelyi, and Ms. DeMarse were each granted options to purchase 30,000 shares at an exercise price of $2.36 per share under the 2005 Plan.

In addition to the grant of stock options available to directors, non-employee directors are now eligible to receive $5,000 every six months as consideration for their service on the Board of Directors. Beginning in November 2004, directors are also eligible to receive $5,000 per year for serving on the Audit Committee or the Compensation Committee and an additional $2,500 for chairing the committee.

On January 3, 2005, Messrs. Feinstein, Maged, and Vasarhelyi, and Ms. DeMarse received $7,500, $9,167, $8,333 and $5,833, respectively. On June 29, 2005 and January 3, 2006, Messrs. Feinstein, Maged and Vasarhelyi, and Ms. DeMarse received $8,750, $11,250, $10,000, and $7,500, respectively.

Employment Agreements

On April 26, 2004, we entered into a two-year employment agreement with Susan Strausberg to serve as our President, Chief Executive Officer and Secretary. The term of the agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Ms. Strausberg or us. The agreement provides for a minimum annual salary of $220,000, an annual bonus at the discretion of the Board of Directors and a commutation allowance equal to $1,750 per month. Additionally, in the event there is a change of control (as defined in the agreement) and Ms. Strausberg’s employment is terminated (either by her or us) within the employment term, Ms. Strausberg will receive a severance benefit equal to the sum of (i) her then applicable annual base salary and (ii) the average of her last two annual cash bonuses, which will continue for the greater of (a) the balance of the remaining term of the agreement or (b) one year from the date of termination. Moreover, if we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Ms. Strausberg terminates the agreement for good reason (as defined in the agreement), we will pay Ms. Strausberg a one-year severance payment. The agreement also contains non-compete and non-solicitation provisions effective during the term of her employment and for one year thereafter. On January 31, 2005, we executed an amendment to Ms. Strausberg’s employment agreement which provides for immediate vesting of any stock options outstanding under certain circumstances.

On April 26, 2004, we entered into a two-year employment agreement with Marc Strausberg to serve as our Chairman of the Board of Directors. The term of the agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Strausberg or us. The agreement provides for a minimum annual salary of $100,000, an annual bonus at the discretion of the Board of Directors and a commutation allowance equal to $1,750 per month. In the event there is a change of control (as defined in the agreement) and Mr. Strausberg’s employment is terminated (either by him or us) within the employment term, Mr. Strausberg will receive a severance benefit equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, which will continue for the greater of (a) the balance of the remaining term of the agreement or (b) one year from the date of termination. Moreover, if we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Mr. Strausberg terminates the agreement for good reason (as defined in the agreement), we will pay Mr. Strausberg a one-year severance payment. The agreement also contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, we executed an amendment to Mr. Strausberg’s employment agreement which provides for immediate vesting of any stock options outstanding under certain circumstances.

On December 27, 2004, we entered into a two-year employment agreement with Greg Adams to serve as our Chief Financial Officer and Chief Operating Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Adams or us. The agreement provides Mr. Adams with a minimum annual salary of $210,000, an annual bonus at the discretion of the Board of Directors and a commutation allowance equal to $1,500 per month. Mr. Adams was also granted options to purchase 150,000 shares of our common stock under our 1999 Stock Option Plan. In the event there is a change of control (as defined in the agreement) and Mr. Adams’s employment is terminated (either by him or us) within one year thereafter, Mr. Adams will receive a severance benefit equal to the sum of (i) 1.5 times his then applicable annual base salary and (ii) the average of his last two annual cash bonuses paid, as well as the cost of outplacement counseling up to $25,000. Moreover, if we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Mr. Adams terminates the agreement for good reason (as defined in the agreement), we will pay Mr. Adams a severance payment equal to one year his then applicable salary and the average of the last two annual cash bonuses in 12 monthly installments. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, we executed an amendment to Mr. Adams’ employment agreement which provides for immediate vesting of any stock options outstanding under certain circumstances.

On February 18, 2004, we entered into a one-year employment agreement with Stefan Chopin to serve as Chief Technology Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Chopin or us. The agreement provides Mr. Chopin with a minimum salary of $195,000, a commutation allowance equal to $1,500 per month and an annual bonus at the discretion of the Board of Directors. Mr. Chopin w also granted options to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan. In the event there is a change of control (as defined in the agreement) and Mr. Chopin’s employment is terminated (either by him or us) within one year thereafter, Mr. Chopin will receive a severance benefit equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, we executed an amendment to Mr. Chopin’s employment agreement which provides for immediate vesting of any stock options outstanding under certain circumstances. The agreement automatically renewed for additional one year terms on February 18, 2005 and February 18, 2006.

On November 29, 2004, we entered into a two-year employment agreement with Morton Mackof to serve as our Executive Vice President of Sales. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 30-day prior notice of termination is provided by either Mr. Mackof or us. The agreement provides Mr. Mackof with a minimum annual salary of $195,000, and an annual bonus at the discretion of the Board of Directors. Mr. Mackof was also granted options to purchase 75,000 shares of our common stock under our 1999 Stock Option Plan. If we terminate the agreement during the employment term for any reason other than for cause, death or change of control, if we decide not to renew the agreement or Mr. Mackof terminates the agreement for good reason (as defined in the agreement), we will pay Mr. Mackof a severance payment equal to one year his then applicable salary and the average of the last two annual cash bonuses. Additionally, the agreement contains non-compete and non-solicitation provisions effective during the term of his employment and for one year thereafter. On January 31, 2005, we executed an amendment to Mr. Mackof’s employment agreement which provides for immediate vesting of any stock options outstanding under certain circumstances.

On June 2001, we entered into a five-year amended and restated employment agreement with Tom Vos to serve as President and Chief Operating Officer. In March 2003, we and Mr. Vos entered into a Separation and

Release Agreement (the “Separation Agreement”) under which Mr. Vos’ employment terminated with us as of February 24, 2003. We paid Mr. Vos an aggregate of $552,000 in 2003, 2004 and 2005 pursuant to the Separation Agreement. We also made scheduled payments in 2003, 2004 and 2005 to the Deferred Compensation Plan established for the benefit of Mr. Vos under the terms of the June 29, 2001 employment agreement. All stock options issued to Mr. Vos are fully vested as of April 25, 2003 and are exercisable through March 30, 2008. Accordingly, we have satisfied all obligations under this agreement.

Compensation Committee Interlocks and Insider Participation

No interlocking relationships exist between any members of the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2006 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the executives named in the Summary Compensation Table above; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of our common stock owned by them.

Name of Beneficial Owner	Number of Shares (1)	Percent of Shares Owned
Executive Officers and Directors:
Susan Strausberg (2)	2,100,007	8.27%
Marc Strausberg (3)	2,100,007	8.27%
Greg D. Adams (4)	420,667	1.65%
Stefan Chopin (5)	399,385	1.58%
Morton Mackof (6)	46,334	*
Elizabeth DeMarse (7)	5,000	*
Richard L. Feinstein (8)	15,000	*
Mark Maged (9)	122,607	*
Douglas K. Mellinger	—	—
Miklos A. Vasarhelyi (10)	230,850	*
All executive officers and directors as a group (9 persons)	3,339,850	12.86%
Other 5% Stockholders:
Theodore Cross (11)	1,831,550	7.27%
One Cambleton Circle
Princeton, NJ 08540
Midwood Capital (12)	1,377,290	5.47%
One Washington Mall
8th Floor
Boston, Ma 02108
Basil P. Regan (13)	1,275,000	5.06%
c/o Regan Partners, L.P.
32 East 57th Street, 20th Floor
New York, NY 10002

*	Less than 1%.
(1)	Shares of common stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 1,912,840 shares owned by TheBean LLC, as well as 108,167 shares issuable upon exercise of options exercisable within 60 days and 79,000 shares issuable upon exercise of options exercisable within 60 days owned by Mr. Strausberg. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.
(3)	Includes 1,912,840 shares owned by TheBean LLC, as well as 79,000 shares issuable upon exercise of options exercisable within 60 days and 108,167 shares issuable upon exercise of options exercisable within 60 days owned by Ms. Strausberg. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.
(4)	Includes 373,167 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes shares owned jointly with Barbara Chopin, his wife and 110,001 shares issuable upon exercise of options exercisable within 60 days.
(6)	Includes 8,000 shares owned by Mr. Mackof’s daughter and 33,334 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days.
(9)	Includes 39,167 shares issuable upon exercise of options exercisable within 60 days.
(10)	Includes 10,000 shares issuable upon exercise of options exercisable within 60 days.
(11)	Reflects amount derived from such person’s Schedule 13G, as filed with the SEC on February 9, 2006.
(12)	Reflects amount derived from such entity’s Schedule 13D, as filed with the SEC on January 18, 2006.
(13)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on March 1, 2006.

Equity Compensation Plans

The following table sets forth information as of March 15, 2006 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	3,707,552	(1)	$2.31	903,928	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	3,707,552	(1)	$2.31	903,928	(2)

(1)	Includes 545,955 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $2.59 per share, 2,054,466 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $2.19 per share, 60,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.41 per share, 1,039,500 shares outstanding under the 2005 Plan with a weighted average exercise price of $2.33 per share, and 7,631 warrants with a weighted average exercise price of $21.98 per share.
(2)	Includes shares available for issuance under the 2005 Plan.

Stock Option Plan Information

We previously had three stock option plans: the 1996 Plan, the 1999 Plan, as amended, and the 1999 Directors Plan. The 1996 Plan provided for the granting of options to purchase up to an aggregate of 800,000 shares of our authorized but unissued common stock to our officers, directors, employees and consultants. The 1999 Plan provided for the granting of options to purchase up to an aggregate of 3,200,000 shares of our authorized but unissued common stock to our officers, directors, employees and consultants. Under the 1999 Directors Plan provided for the granting of options to purchase up to an aggregate of 100,000 shares of our authorized but unissued common stock to outside directors. We also assumed the FreeEDGAR Stock Option Plan (the “FreeEDGAR Plan”) related to our acquisition of FreeEDGAR in 1999.

In May 2005, we adopted the 2005 Plan. The 2005 Plan replaced the 1999 Plan, FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan, so that shares are available for future awards only under the 2005 Plan. The remaining available shares under the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and Directors Plan will now be made available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of our common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock grants, and deferred stock grants. Our executive officers and other employees and our subsidiaries, directors, and non-employee directors, consultants and others who provide substantial services to us and our subsidiaries, are eligible to be granted awards under the 2005 Plan.

The exercise price and option term of options (including both incentive and non-qualified options) granted under the 2005 Plan are determined by the Compensation Committee, except that the exercise price of incentive stock options must be at least as equal to the fair market value of our common stock on the date of grant and the option term cannot exceed ten years. In addition, no incentive stock option may be granted to an individual who, at the time the option is granted, owns, directly or indirectly, stock possessing more than 10% of the total combined voting power of all classes of our common stock, unless (1) such option has an exercise price of at least 110% of the fair market value of the common stock on the date of the grant of such option and (2) such option cannot be exercised more than five years after the date it is granted. The 2005 Plan also authorizes the Board of Directors to provide for option vesting to accelerate and become fully vested in the event of certain significant corporate transactions if the options are not assumed or substituted by a successor corporation.

At March 15, 2006, options to purchase 1,039,500 shares were outstanding under the 2005 Plan, options to purchase 2,054,466 shares were outstanding under the 1999 Plan, options to purchase 545,955 shares were outstanding under the 1996 Plan and options to purchase 60,000 shares were outstanding under the Directors’ Plan. In addition, there are 903,928 options available for future grants under the 2005 Plan at March 15, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During 2005 and 2004, we retained our principal auditors, BDO Seidman, LLP, in several capacities (in thousands):

	2005	2004
Audit Fees	$142	$174
Audit-Related Fees	15	15
Tax Fees	—	—
All Other Fees	—	—

Total	$157	$189

Audit Fees. Audit fees represent amounts incurred in connection with the audit of our annual financial statements included in our Form 10-K and review of quarterly financial statements included in our Forms 10-Q. In addition, audit fees in 2005 included amounts incurred in connection with our Form S-8 filing and in 2004 included amounts incurred with our secondary public offering in May 2004.

Audit Related Fees. Audit related fees represent amounts incurred in connection with the audit of our 401(k) Savings Plan.

All fees paid by us to our independent auditors were approved by the Audit Committee in advance of the services being performed by such auditors.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before our independent auditors are engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee, previously filed.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of September 10, 1999 among EDGAR Online, Inc., FreeEDGAR Acquisition Corp. and FreeEDGAR.com, Inc. (7)

2.2	Agreement and Plan of Merger dated as of October 18, 2000 among Registrant, FIS Acquisition Corp., Financial Insight Systems, Inc. and the Principal Stockholders named therein (6)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation (2)

3.3	Bylaws (2)

3.4	Amendment to Amended and Restated Certificate of Incorporation (14)

3.5	Certificate of Designation of Preferences of Series A Preferred Stock of EDGAR Online, Inc. (15)

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (2)

4.2	10% Convertible Subordinated Debenture due 2001(1)

4.3	Warrant to Purchase Common Stock (1)

4.4	Rights Agreement, dated as of March 29, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (16)

10.1	Form of Indemnity Agreement to be entered into between the Registrant with each of its Directors and Executive Officers (2)

10.2	1996 Stock Option Plan (1)

10.3	1999 Stock Option Plan (2)

10.4	1999 Outside Directors Stock Option Plan (2)

10.5	Amended and Restated Employment Agreement dated as of May 6, 1999 between the Registrant and Marc Strausberg (2)

10.6	Amended and Restated Employment Agreement dated as of May 6, 1999 between the Registrant and Susan Strausberg (2)

10.7	Employment Agreement, dated as of April 23, 1999, between the Registrant and Tom Vos (2)

10.8	Employment Agreement, dated as of May 3, 1999, between the Registrant and Greg Adams (2)

10.9	Employment Agreement, dated as of March 11, 1997, between the Registrant and Brian Fitzpatrick (2)

10.10	Employment Agreement, dated as of May 19, 1997, between the Registrant and Jay Sears (2)

10.11	Employment Agreement, dated as of May 3, 1999, between Registrant and David Trenck (2)

10.12	Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation (1)

10.13	Form of Registration Rights Agreement for December 1998 Investors (2)

10.14	Form of Subscription Agreement, including registration rights, for March 1999 Investors (2)

Exhibit Number	Description
10.15	Lease Agreement, dated April 4, 1997 by and between 50 Washington Street Realty Corp., Pequot Systems, Inc. and the Registrant (1)

10.16	Dissemination Services Agreement dated September 11, 1998 by and between TRW, Inc. and the Registrant (1)

10.17	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (2)

10.18	Agreement dated March 1, 1998 by and between the Registrant and Pequot Systems, Inc. (2)

10.19	Form of Content License Agreement (2)

10.20	Restated Equity Purchase Agreement by and among the Registrant, Bowne & Co., Inc., Globix Corporation, Marc Strausberg, Susan Strausberg and Michael Horowitz (2)

10.21	Procurement and Trafficking Agreement dated August 29, 1997 by and between the Registrant and DoubleClick Inc. (3)

10.22	Agreement dated July 23, 1998 by and between the Registrant and Globix Corporation with annexed Co-location Service Agreement (3)

10.23	Agreement of Lease, dated June 7, 1999, by and between Sono Equities LLC and 1122 Associates LLC, as Owner, and the Registrant, as Tenant (4)

10.24	Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10628 NE 37th Circle, Kirkland, Washington (4)

10.25	Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10635 NE 38th Place, Kirkland, Washington (4)

10.26	Office Building Lease Agreement, dated February 7, 2000, between 122 East 42nd Street LLC and Registrant (5)

10.27	Employment Agreement, dated as of October 1, 2000, between the Registrant and Albert E. Girod (6)

10.28	Office Building Lease Agreement, dated July 1, 1998, as amended September 24, 1998 by and between OTR and Financial Insight Systems, Inc. regarding 11200 Rockville Pike, Suite 310, Rockville Maryland (8)

10.29	Amended and Restated Stock Purchase Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto (9)

10.30	Amended and Restated Registration Rights Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto (9)

10.31	Form of Warrant (9)

10.32	Amendment to Employment Agreement of Albert E. Girod dated March 21, 2002 (10)

10.33	Form of Amended and Restated Promissory Note (10)

10.34	Security Agreement dated March 21, 2002 by and among the Company, Financial Insight Systems, Inc. and Albert E. Girod, as agent for certain note holders (10)

10.35	Employment Agreement dated as of June 30, 2001 between the Registrant and Tom Vos (11)

10.36	Amended and Restated Employment Agreement dated as of August 1, 2001 between the Registrant and Paul Sappington (11)

10.37	Employment Agreement dated as of February 1, 2001 between the Registrant and Greg Adams (11)

10.38	Amended and Restated Employment Agreement dated as of April 13, 2001 between the Registrant and Jay Sears (11)

Exhibit Number	Description
10.39	Amendment to Employment Agreement dated as of March 17, 2003 between the Registrant and Susan Strausberg (12)

10.40	Amendment of Employment Agreement dated as of March 17, 2003 between the Registrant and Marc Strausberg (12)

10.41	Amendment to Employment Agreement dated as of February 17, 2003 between the Registrant and Greg Adams (12)

10.42	Separation and Release Agreement, dated March 28, 2003 between the Registrant and Tom Vos (12)

10.43	Amendment to Employment Agreement dated as of April 26, 2004 between the Registrant and Marc Strausberg (14)

10.44	Amendment of Employment Agreement dated as of April 26, 2004 between the Registrant and Susan Strausberg (14)

10.45	Employment Agreement dated as of February 17, 2004 between the Registrant and Stefan Chopin (14)

10.46	Employment Agreement dated as of December 27, 2004 between the Registrant and Greg Adams (14)

10.47	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg (14)

10.48	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg (14)

10.49	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams (14)

10.50	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin (14)

10.51	Employment Agreement dated November 29, 2004 between the Registrant and Morton Mackof (14)

10.52	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof (14)

10.53	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (14)

10.54	Charter of the Nominating Committee of the Board of Directors (17)

10.55	Amended and Restated Charter of the Audit Committee of the Board of Directors (18)

10.56	2005 Stock Award and Incentive Plan (19)

10.57	Amendment to Office Building Lease Agreement dated June 27, 2005 by and between 122 East 42nd Street LLC and Registrant (20)

14.1	Code of Ethics (13)

14.2	Code of Conduct (13)

17.1	Resignation Letter of Marc Bell (6)

21.1	Subsidiaries of EDGAR Online, Inc.*

23.1	Consent of BDO Seidman, LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith
(1)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Registration Statement on Form S-1 (the Registration Statement), as filed with the Commission on March 30, 1999.
(2)	Incorporated by reference to Exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999.
(3)	Incorporated by reference to Exhibit with corresponding number filed with Amendment No. 2 to the Registration Statement, as filed with the Commission on May 19, 1999.
(4)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(6)	Incorporated by reference to exhibit with corresponding number filed with Registrant’s Current Report on Form 8-K dated November 9, 2000.
(7)	Incorporated by reference to Exhibit with corresponding number filed with Registrant’s Current Report on Form 8-K dated September 24, 1999.
(8)	Incorporated by reference to Exhibit with corresponding number filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Current Report on Form 8-K dated January 11, 2002.
(10)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Current Report on Form 8-K dated March 22, 2002.
(11)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated March 29, 2005.
(16)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated March 29, 2005.
(17)	Incorporate by reference to Exhibit A filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(18)	Incorporate by reference to Exhibit B filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(19)	Incorporate by reference to Exhibit C filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(20)	Incorporated by reference to Exhibit 10.53 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(b) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-18 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Charged To Other Accounts	Deductions(1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2003	$224	158	—	(186)	$196
Year ended December 31, 2004	$196	595	—	(317)	$474
Year ended December 31, 2005	$474	435	—	(537)	$372

(1)	Write-offs of receivables.

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

Signature	Title	Date

/s/ SUSAN STRAUSBERG Susan Strausberg	President, Chief Executive Officer and Director	March 20, 2006

/s/ GREG D. ADAMS Greg D. Adams	Chief Financial Officer, Chief Operating Officer and Director	March 20, 2006

/s/ STEFAN CHOPIN Stefan Chopin	Chief Technology Officer	March 20, 2006

/s/ MORTON MACKOF Morton Mackof	Executive Vice President of Sales	March 20, 2006

/s/ MARC STRAUSBERG Marc Strausberg	Chairman of the Board of Directors	March 20, 2006

/s/ ELISABETH DEMARSE Elisabeth DeMarse	Director	March 20, 2006

/s/ RICHARD L. FEINSTEIN Richard L. Feinstein	Director	March 20, 2006

/s/ MARK MAGED Mark Maged	Director	March 20, 2006

/s/ DOUGLAS K. MELLINGER Douglas K. Mellinger	Director	March 20, 2006

/s/ MIKLOS A. VASARHELYI Miklos A. Vasarhelyi	Director	March 20, 2006

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein, for each of the three years in the period ended December 31, 2005.

/S/    BDO SEIDMAN, LLP

New York, NY

February 7, 2006, except for Note 15, which is as of February 22, 2006

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	DECEMBER 31, 2005	DECEMBER 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,334	$2,678
Short-term investment	—	2,000
Accounts receivable, less allowance for doubtful accounts of $372 and $474, respectively	2,296	1,895
Other current assets	271	329

Total current assets	7,901	6,902

Property and equipment, net	1,238	1,138
Goodwill	2,189	2,189
Intangible assets, net	6,690	7,936
Other assets	1,237	441

Total assets	$19,255	$18,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,151	$995
Accrued expenses	1,288	617
Deferred revenues	3,450	2,581

Total current liabilities	5,889	4,193

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2005 and 2004, 26,168,348 shares issued and 24,998,398 shares outstanding at December 31, 2005 and 22,640,366 shares issued and 21,470,416 shares outstanding at December 31, 2004	262	226
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	66,873	62,378
Accumulated deficit	(51,888)	(46,310)
Treasury stock, at cost, 1,169,950 shares at December 31, 2005 and 2004	(1,881)	(1,881)

Total stockholders’ equity	13,366	14,413

Total liabilities and stockholders’ equity	$19,255	$18,606

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Revenues:
Seat-based subscriptions	$8,276	$6,919	$5,953
Data sales	5,204	4,575	4,833
Technical services	376	823	2,805
Advertising and e-commerce	379	568	728

	14,235	12,885	14,319
Cost of revenues	2,079	1,898	1,979

Gross profit	12,156	10,987	12,340

Operating expenses:
Sales and marketing	4,652	2,602	2,165
Product development	2,840	1,600	1,699
General and administrative	8,458	7,965	7,222
Amortization and depreciation	1,932	2,226	2,503
Restructuring and severance costs	—	—	784

	17,882	14,393	14,373

Loss from operations	(5,726)	(3,406)	(2,033)

Interest income	148	39	54
Interest expense and other, net	—	(2)	(188)
Other income	—	1,203	—

Net loss	$(5,578)	$(2,166)	$(2,167)

Net loss per share—basic and diluted	$(0.23)	$(0.11)	$(0.13)

Weighted average shares outstanding—basic and diluted	23,958	20,254	16,976

See accompanying notes to consolidated financial statements

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share information)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL
Balance at December 31, 2002	17,003,792	$170	—	$—	$58,177	$(41,977)	$16,370
Comprehensive loss:
Net loss	—	—	—	—	—	(2,167)	(2,167)

Total comprehensive loss							(2,167)

Exercise of stock options	179,500	2	—	—	142	—	144
Exercise of stock warrants	4,073	—	—	—	—	—	—
Purchase of treasury stock	(195,075)	—	195,075	(332)	—	—	(332)

Balance at December 31, 2003	16,992,290	172	195,075	(332)	58,319	(44,144)	14,015
Comprehensive loss:
Net loss	—	—	—	—	—	(2,166)	(2,166)

Total comprehensive loss							(2,166)

Issuance of common stock, net of issuance costs	5,450,000	54	—	—	4,056	—	4,110
Exercise of stock options	3,001	—	—	—	3	—	3
Stock returned as part of litigation settlement	(974,875)	—	974,875	(1,549)	—	—	(1,549)

Balance at December 31, 2004	21,470,416	226	1,169,950	(1,881)	62,378	(46,310)	14,413
Comprehensive loss:
Net loss	—	—	—	—	—	(5,578)	(5,578)

Total comprehensive loss							(5,578)

Exercise of stock options	198,730	2	—	—	276	—	278
Exercise of stock warrants	3,329,252	34	—	—	4,234	—	4,268
Redemption of stock warrants	—	—	—	—	(15)	—	(15)

Balance at December 31, 2005	24,998,398	$262	1,169,950	$(1,881)	$66,873	$(51,888)	$13,366

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2005	2004	2003
Cash flow from operating activities:
Net loss	$(5,578)	$(2,166)	$(2,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other non-cash income	—	(1,550)	—
Amortization of capitalized product costs	60	—	—
Amortization of intangible assets	1,246	1,529	1,687
Depreciation	686	697	816
Provision for (recovery of) losses on trade accounts receivable	(102)	278	(28)
Amortization of financing costs	—	—	22
Changes in assets and liabilities:
Accounts receivable	(299)	(743)	159
Accounts payable and accrued expenses	827	551	(209)
Accrued interest	—	(26)	(23)
Other long term payables	—	(103)	103
Deferred revenues	869	541	296
Other, net	(798)	(45)	18

Total adjustments	2,489	1,129	2,841

Net cash (used in) provided by operating activities	(3,089)	(1,037)	674

Cash flow from investing activities:
Capital expenditures	(786)	(358)	(600)
Short-term investment	2,000	(2,000)	—

Net cash provided by (used in) investing activities	1,214	(2,358)	(600)

Cash flow from financing activities:
Proceeds from issuance of common stock	—	4,110	—
Proceeds from exercise of stock options and warrants	4,546	3	143
Payments for warrant redemptions	(15)	—	—
Principal payments on notes payable	—	(1,900)	(1,900)
Principal payments on capital lease obligations	—	—	(7)

Net cash provided by (used in) financing activities	4,531	2,213	(1,764)

Net increase (decrease) in cash and cash equivalents	2,656	(1,182)	(1,690)
Cash and cash equivalents at beginning of year	2,678	3,860	5,550

Cash and cash equivalents at end of year	$5,334	$2,678	$3,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$26	$206

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (“EDGAR Online” or the “Company”) was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online website in January 1996. The Company provides value-added business and financial information on global companies to financial, corporate and advisory professionals. The Company makes information and a variety of analysis tools available via online subscriptions and licensing agreements to a large user base. Its customers include financial institutions, investment funds, asset managers, market data professionals, accounting firms, law firms, corporations and individual investors.

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

(b) COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites. Beginning in 2005, cost of revenues also includes the amortization of capitalized software development costs. These costs are applicable to all of the Company’s revenue sources. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period.

(c) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company’s website by other Internet companies in exchange for the Company’s advertising placed on their websites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $46, $113 and $137 in the years ended December 31, 2005, 2004, and 2003, respectively.

(d) WEBSITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, Accounting for WebSite Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Internal Use (SOP 98-1), the Company capitalizes certain website costs for computer software developed or obtained for internal use. Net capitalized software development costs totaled $82 and $134 at December 31, 2005 and 2004, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $61, $43 and $62 in the years ended December 31, 2005, 2004, and 2003, respectively.

(e) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs totaled $837 and $206 at December 31, 2005 and 2004, respectively. Related amortization expense included in cost of revenues totaled $60, $0 and $0 in the years ended December 31, 2005, 2004 and 2003, respectively.

(f) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short term investments. Cash and cash equivalents at December 31, 2005 include a certificate of deposit (“CD”) for $2,025 which accrued interest at 4.01% that matured in January 2006 and a CD for $2,000 which accrued interest at 4.18% that matured in February 2006. Short-term investments at December 31, 2004 included a $2,000 CD which accrued interest at 2.10% and matured in June 2005.

(g) ACCOUNTS RECEIVABLE AND CREDIT POLICIES

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

(h) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the leases, whichever is shorter.

(i) LONG-LIVED ASSETS

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(j) GOODWILL

Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The Company estimates fair value of its reporting unit and compares the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. (“FIS”) in October 2000. When measuring fair value, the Company considers past, present and future expectations of performance. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2005.

(k) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $154, $48 and $83, for the years ended December 31, 2005, 2004 and 2003, respectively.

(l) INCOME TAXES

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

(m) STOCK-BASED TRANSACTIONS

The Company accounts for stock-based transactions in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In accordance with SFAS 123, the Company has elected to measure stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), and comply with the disclosure provisions of SFAS 123. Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s common stock and the exercise price.

Had the Company determined compensation expense based on the fair value of the option on the grant date under SFAS 123, the Company’s results of operations for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net loss—as reported	$(5,578)	$(2,166)	$(2,167)
Compensation expense related to options—Fair value method	(716)	(723)	(1,471)

Net loss—pro forma	$(6,294)	$(2,889)	$(3,638)

Basic and diluted net loss per share—as reported	$(0.23)	$(0.11)	$(0.13)
Basic and diluted net loss per share—pro forma	$(0.26)	$(0.14)	$(0.21)

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The fair value of the options granted to employees in 2005, 2004 and 2003, as calculated under SFAS 123, ranged from $1.16 to $2.66, $0.64 to $1.25 and $0.80 to $1.38, respectively, with a weighted average fair value of $1.65, $1.01 and $0.94, respectively. The following assumptions were used in the calculations:

	2005	2004	2003
Risk free interest rate	4.20%-4.64%	3.33%-4.57%	3.80%-4.35%
Expected life	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%
Average volatility	70%	70%	94%

Beginning in the first quarter of 2006, in connection with our adoption of SFAS 123 (R), “Share-Based Payment” (discussed in note 1 (s)) stock based compensation will be included in our results of operations. The methods and assumptions used to determine the fair value of stock based compensation under SFAS 123(R) will be similar to those used under SFAS 123.

(n) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2005 or 2004.

Nasdaq comprised 10%, 14% and 28% of the Company’s total revenue during 2005, 2004 and 2003, respectively. The Company’s other customers are geographically dispersed throughout the U.S. with no one customer accounting for more than 10% of revenues during 2005, 2004 or 2003. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2005 and 2004, approximate their financial statement carrying value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (FDIC) up to $100. At December 31, 2005, the balance at such financial institution over the FDIC insured balances was $5,234.

(o) LOSS PER SHARE

Basic loss per share excludes dilution for common stock equivalents and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,372,514, 6,994,742 and 3,347,660 for the years ended December 31, 2005, 2004 and 2003, respectively.

(p) BUSINESS SEGMENTS

The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision making group.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(q) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s comprehensive loss, which is comprised solely of net loss, is presented within the statement of changes in stockholders’ equity.

(r) USE OF ESTIMATES IN FINANCIAL STATEMENTS

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

(s) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)) which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation”, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Financial Accounting Standard No. 95, “Statement of Cash Flows”. SFAS No. 123(R) generally requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires the fair value on the grant date to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. The resulting cost must be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. In April 2005, the SEC deferred the effective date for SFAS 123 (R) to the beginning of the first fiscal year that begins after June 15, 2005. The Company adopted SFAS 123(R) in the fiscal year beginning January 1, 2006, and the adoption will have a material impact on its net income and earnings per share. See Notes 2 (m) and 11.

(3) OTHER INCOME

On December 30, 2004, the Company entered into a settlement agreement which concluded a lawsuit commenced by the Company against Albert Girod, its former Chief Technology Officer, Executive Vice President and director, and Kristine Delta, its former Vice President, based on certain claims that arose out of the purchase by the Company of FIS in October 2000. The Company sought compensatory damages and/or restitution for defendants’ alleged fraud, unjust enrichment, breach of fiduciary duty, breach of contract and other actions that occurred in connection with the acquisition of FIS. The Company settled the lawsuit in exchange for all of the shares of common stock then held by Mr. Girod and one-third of the shares of common stock currently held by Ms. Delta. Specifically, Mr. Girod transferred 962,375 shares to the Company and Ms. Delta transferred 12,500 shares to the Company. These shares are reflected in the Company’s treasury. The Company and Mr. Girod have also agreed not to disparage each other pursuant to the settlement agreement. As a result, the Company recorded other income of $1,203 which is comprised of $1,550 in gross income reflecting the fair value of the shares offset by $347 in legal fees.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(4) GOODWILL AND OTHER INTANGIBLES

There were no changes to the carrying amount of goodwill in the year ended December 31, 2005. Other intangible assets consist of the following:

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets:
Accumulated know-how	$9,460	$5,050	$9,460	$4,137
Customer based intangibles	4,496	2,216	4,496	1,883

	$13,956	$7,266	$13,956	$6,020

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets for the years ended December 31, 2005, 2004, and 2003 was $1,246, $1,529 and $1,687, respectively. The annual amortization expense expected for each of the years ended December 31, 2006 through 2009 is $1,246. The annual amortization expense expected for the year ended December 31, 2010 is $1,094.

(5) RESTRUCTURING AND SEVERANCE COSTS

In the first quarter of 2003, the Company effected a 17% workforce reduction (16 employees) in response to an expected decline in revenues beginning in the second half of 2003. All terminated employees were notified prior to March 31, 2003. In addition, the Company negotiated payments under a Separation and Release Agreement with the Company’s former President and Chief Operating Officer which released him from any further obligations to perform services as an employee of the Company. The Company accrued $784 of severance costs related to these actions in addition to $157 previously recorded amounts due to the former President and Chief Operating Officer. At December 31, 2005 and 2004, $0 and $103 of remaining obligations were included in accrued expenses, respectively. The Company has paid all obligations under the agreement as of December 31, 2005 and does not expect to incur additional costs in relation to these actions.

(6) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 is summarized as follows:

	DECEMBER 31,
	2005	2004	ESTIMATED USEFUL LIVES
Equipment	$4,951	$4,526	3 - 5 years
Furniture and fixtures	480	426	7 years
Purchased software	680	636	3 years
Software development costs	718	708	3 years
Leasehold improvements	474	394	3 - 7 years

Subtotal	7,303	6,690
Less accumulated depreciation	(6,065)	(5,552)

Total	$1,238	$1,138

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $629, $697 and $816, respectively. In addition, the Company disposed of assets with a net book value of $57, which has been reflected as depreciation, in the year ended December 31, 2005.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

At December 31, 2004, the Company had $32 of equipment under capital leases included in furniture and fixtures. The related lease was fully paid as of December 31, 2003. This equipment was disposed of in 2005.

(7) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005 and 2004:

	DECEMBER 31,
	2005	2004
Compensation and related benefits	$622	$456
Settlement accrual (note 15)	337	—
Professional fees	180	58
Deferred rent	143	—
Restructuring and severance costs (note 5)	—	103
Other	6	—

Total	$1,288	$617

(8) NOTES PAYABLE

In connection with an earlier acquisition, the Company issued a series of two-year senior subordinated secured promissory notes with a total principal amount of $6,000. Interest accrued at 7.5% annually and was payable quarterly in arrears on January 27, April 27, July 27 and October 27. On March 21, 2002, the Company concluded negotiations to extend the maturity date of certain of the notes. The holders of $5,700 in principal amount of the notes agreed to amend and restate their notes to provide for the following schedule of principal payments: $1,900 which was made on April 1, 2002, $1,900 which was made on April 1, 2003 and $1,900 which was made on January 2, 2004. Interest expense for the year ended December 31, 2003 was $182. The Company deferred $38 of costs associated with the note restructuring over the life of the note. Amortization of these costs totaled $22 in 2003. The holder of $300 of the notes that did not participate in the negotiations was repaid in 2002.

Total interest expense and other financing charges for the years ended December 31, 2005, 2004 and 2003 were $0, $2 and $188, respectively.

(9) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2005, the Company has approximately $21,000 in federal net operating losses, which will expire between 2009 and 2025, and approximately $19,000 of state net operating loss carry forwards, which will expire between 2006 and 2023.

The Company allocated $17,363 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for the valuation allowance on the Company’s net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company’s valuation allowance. As of December 31, 2005, the net carrying amount of the intangible asset is $6,690. The federal and state deferred tax provision includes a tax benefit of approximately $498 in each of the years ended December 31, 2005, 2004 and 2003 which represents the decrease in the deferred tax liability as a result of the amortization and impairment write-off of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company allocated $6,351 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $2,540 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $4,720 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for $2,540 of the Company’s valuation allowance. As of December 31, 2004, the $6,351 of intangible assets has been fully amortized. The federal and state deferred tax provision for the years ended December 31, 2005, 2004 and 2003 includes a tax benefit of approximately $0, $111 and $170, respectively, representing the decrease in the deferred tax liability as a result of the amortization and impairment write-off of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company’s tax provision differed from the amount computed using the federal statutory rate of 34% as follows:

	YEAR ENDED DECEMBER 31
	2005	2004	2003
Expected federal income tax benefit	$(1,897)	$(736)	$(737)
State taxes, net of federal effect	(20)	(128)	(24)
Other permanent differences	13	12	9
Federal valuation allowance	1,904	852	752

	$—	$—	$—

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards.	$8,540	$7,246
Accruals and other, net.	1,066	953
Stock compensation expense	465	465

Total deferred tax assets.	10,071	8,664
Federal and state valuation allowance.	(7,348)	(5,444)

Net deferred tax assets.	$2,723	$3,220

Deferred tax liabilities:
Identifiable intangibles	$(2,723)	$(3,220)

Realization of the net operating loss carry forward and other future deductible differences is dependent on the Company being able to generate sufficient taxable income prior to the expiration of the operating loss carry forwards. Due to the Company’s continuing losses, a valuation allowance has been recorded for the entire amount of the net deferred tax asset as the Company has concluded that it is not more likely than not that there will be future taxable income sufficient to realize the future taxable temporary differences and operating loss carry forwards prior to their expiration.

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be limited under the change in stock ownership rules. The Company has not yet determined whether such an ownership change has occurred.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(10) STOCKHOLDERS’ EQUITY

Common Stock

At the Annual Meeting of Stockholders on May 27, 2004, the stockholders voted to increase the number of authorized shares of the Company’s common stock, $0.01 par value per share, from 30,000,000 shares to 50,000,000 shares.

In May 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of the Company’s common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. The Company also issued a warrant to purchase 250,000 units for a price of $2.40 per unit to the underwriter of the offering. Net proceeds of $4,100 were received by the Company in connection with this sale. Prior to the redemption described below, the warrants, which are separately traded, had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, the Company had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for the Company’s stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders.

In March 2005, the Company exercised its redemption right by sending notices of redemption to holders of all of its outstanding public warrants. Pursuant to the redemption notice, holders of the public warrants were given the opportunity to exercise their warrants until the close of business on April 28, 2005. After April 28, 2005, the Company redeemed any unexercised public warrants at a price of $0.25 per warrant. As a result, 360,675 warrants were exercised in March 2005 resulting in gross proceeds of $541 and 2,455,146 warrants were exercised in April 2005 resulting in gross proceeds of $3,683. The Company paid $15 to redeem 59,179 warrants which were not exercised during the redemption period. In addition, the underwriter exercised their warrant for 750,000 shares in a cashless transaction which resulted in 495,431 shares being issued in April 2005.

Stock Warrants

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated, including the redemptions described above, is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2002	791,299	$5.45
Issued	—	—
Exercised	(28,800)	$1.50
Cancelled	(20,000)	$1.50

Outstanding at December 31, 2003	742,499	$5.72
Issued	3,625,000	$1.50
Exercised	—	—
Cancelled	(294,868)	$9.58

Outstanding at December 31, 2004	4,072,631	$1.68
Issued	—	—
Exercised	(3,583,821)	$1.51
Cancelled	(159,179)	$2.36

Balance at December 31, 2005	329,631	$3.29

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The weighted average contractual life of warrants outstanding at December 31, 2005 and 2004 was 0.30 and 4.04 years, respectively. 322,000 warrants were cancelled in January 2006.

(11) STOCK OPTION PLANS

In November 1998, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) whereby the Company’s Board of Directors could grant stock options to officers, employees, directors and consultants. The 1996 Plan authorized the issuance of options to purchase up to 800,000 shares of the Company’s common stock.

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors Stock Option Plan (the “1999 Directors Plan”). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company’s common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2002, 2001 and 2000, the Plan was amended to increase the number of shares available for grant by 500,000, 500,000 and 800,000, respectively. At the Annual Meeting of Stockholders held on May 27, 2004, the Plan was amended to increase the number of shares available for grant by 800,000. The 1999 Directors Plan authorized the issuance of options to purchase up to 100,000 shares of the Company’s common stock.

In May 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”) which replaced the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan. The remaining available shares under the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan will be made available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock and deferred stock.

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2002	2,333,344	$3.09
Issued	725,550	$1.06
Exercised	(179,500)	$0.80
Cancelled	(274,233)	$3.91

Outstanding at December 31, 2003	2,605,161	$2.60
Issued	727,850	$1.30
Exercised	(3,001)	$1.09
Cancelled	(407,899)	$2.68

Outstanding at December 31, 2004	2,922,111	$2.27
Issued	577,000	$1.86
Exercised	(198,730)	$1.40
Cancelled	(257,498)	$2.67

Balance at December 31, 2005	3,042,883	$2.21

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Options outstanding and exercisable at December 31, 2005 are as follows:

OPTIONS OUTSTANDING

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	591,132	5.64	$0.68
$ 1.01 to $ 2.00	1,219,816	7.81	$1.31
$ 2.01 to $ 3.00	451,085	6.91	$2.54
$ 3.00 to $ 4.00	387,350	5.70	$3.24
$ 4.01 to $ 5.00	264,500	3.25	$4.50
$ 5.01 to $ 10.00	129,000	3.96	$8.91

$ 0.25 to $ 25.00	3,042,883	6.43	$2.21

OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	408,278	$0.56
$ 1.01 to $ 2.00	544,982	$1.24
$ 2.01 to $ 3.00	248,585	$2.61
$ 3.01 to $ 4.00	382,350	$3.24
$ 4.01 to $ 5.00	264,500	$4.50
$ 5.01 to $ 10.00	129,000	$8.91

$ 0.25 to $ 25.00	1,977,695	$2.60

At December 31, 2005, 1,756,428 options are available for grant under the Company’s 2005 Plan.

(12) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $1,012, $920 and $917, for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2005 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2006	$885
2007	780
2008	798
2009	814
Therafter	3,697

Total	$6,974

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(13) RELATED PARTY TRANSACTIONS

The Company provided services in the normal course of business to one shareholder in 2005 totaling $239 in revenues. The Company provided services in the normal course of business to three shareholders in 2004 and 2003. Revenues from these related parties totaled $265 and $509, respectively. The Company also purchased services in the normal course of business from two other shareholders in 2004 and 2003, only one of which was included in the group of shareholders to whom we provided services, which totaled $228 and $195, respectively. The Company did not purchase services from any shareholders in 2005.

(14) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Year Ended December 31, 2005
Net revenues	$3,503	$3,610	$3,465	$3,657
Gross profit	$3,009	$3,054	$2,978	$3,115
Loss from operations	$(960)	$(1,306)	$(1,553)	$(1,907)
Net loss	$(944)	$(1,275)	$(1,501)	$(1,858)
Net loss per share—basic and diluted	$(0.04)	$(0.05)	$(0.06)	$(0.07)
Weighted average shares outstanding—basic and diluted	21,568	24,322	24,957	24,984
Year Ended December 31, 2004
Net revenues	$3,146	$3,237	$3,237	$3,265
Gross profit	$2,661	$2,753	$2,787	$2,786
Loss from operations	$(863)	$(787)	$(736)	$(1,020)
Net loss	$(861)	$(782)	$(720)	$197
Net loss per share—basic and diluted	$(0.05)	$(0.04)	$(0.03)	$0.01
Weighted average shares outstanding—basic and diluted	16,992	19,148	22,442	20,254

Loss per share data are computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.

(15) SUBSEQUENT EVENTS

On February 22, 2006, the Company entered into a settlement with a former employee. As per the terms of the settlement agreement, the Company paid $215 in 2006 and will pay $25 in 2007. In addition, the Company issued options to purchase an aggregate of 52,500 shares of its common stock at exercise price of $3.50 per share, the market price on the day of issue. The Company has estimated the value of the stock options at $97 using a Black-Scholes calculation. The Company has included an accrual for $337 related to this liability in accrued expenses at December 31, 2005.