Form 10-Q
period 2006-03-31
EDGAR ONLINE INC
filed 2006-05-15
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2006

EDGAR Online, Inc.

(Exact name of registrant as specified in its charter)

0-26071

(Commission File Number)

Delaware	06-1447017
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

50 Washington Street, Norwalk, Connecticut 06854

(Address of principal executive offices) (Zip Code)

(203) 852-5666

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding at May 15, 2006: 25,383,825 shares

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, regarding EDGAR Online Inc.’s (“we,” “us,” “our” or the “Company”) plans, expectations, estimates and beliefs. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. In addition, the Company or persons acting on its behalf may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” “approximately,” and other similar expressions. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in this Quarterly Report, as well as our other periodic reports filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	March 31, 2006 (unaudited)
ASSETS
Cash and cash equivalents	$5,334	$4,650
Accounts receivable, less allowance of $372 and $326, respectively	2,296	2,834
Other current assets	271	525

Total current assets	7,901	8,009

Property and equipment, net	1,238	1,201
Goodwill	2,189	2,189
Other intangible assets, net	6,690	6,378
Other assets	1,237	1,192

Total assets	$19,255	$18,969

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$2,439	$2,113
Deferred revenues	3,450	3,892

Total current liabilities	5,889	6,005

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,168,348 shares issued and 24,998,398 shares outstanding at December 31, 2005 and 26,552,108 shares issued and 25,382,158 shares outstanding at March 31, 2006	262	266
Additional paid-in capital	66,873	68,051
Accumulated deficit	(51,888)	(53,472)
Less: Treasury stock, at cost, 1,169,950 shares at December 31, 2005 and March 31, 2006	(1,881)	(1,881)

Total stockholders’ equity	13,366	12,964

Total liabilities and stockholders’ equity	$19,255	$18,969

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
Revenues:
Seat-based subscriptions	$1,899	$2,260
Data sales	1,241	1,589
Technical services	230	—
Advertising and e-commerce	133	69

Total revenues	3,503	3,918
Cost of revenues	494	616

Gross profit	3,009	3,302

Operating expenses:
Sales and marketing	963	1,234
Product development	548	965
General and administrative	1,982	2,267
Depreciation and amortization	476	459

	3,969	4,925

Loss from operations	(960)	(1,623)

Interest and other income, net	16	39

Net loss	$(944)	$(1,584)

Weighted average shares outstanding - basic and diluted	21,568	25,064

Net loss per share - basic and diluted	$(0.04)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:

Net loss	$(944)	$(1,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	164	147
Amortization of intangibles	312	312
Stock-based compensation expense	—	263
Amortization of capitalized product costs	—	45
Recovery of losses on trade accounts receivable	(147)	(46)
Changes in assets and liabilities:
Accounts receivable	(525)	(492)
Other assets, net	(230)	(37)
Accounts payable and accrued expenses	(338)	(229)
Deferred revenues	494	442

Total adjustments	(270)	405

Net cash used in operating activities	(1,214)	(1,179)

Cash used in investing activities:

Purchases of property and equipment	(140)	(110)

Net cash used in investing activities	(140)	(110)

Cash flows from financing activities:

Proceeds from exercise of stock options and warrants	701	605

Net cash provided by financing activities	701	605

Net change in cash and cash equivalents	(653)	(684)
Cash and cash equivalents at beginning of period	2,678	5,334

Cash and cash equivalents at end of period	$2,025	$4,650

Supplemental disclosure of non-cash transactions:

Proceeds receivable from stock option exercises	$—	$217
Options granted in connection with settlement of litigation	$—	$97

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(1) BASIS OF PRESENTATION

The Company was incorporated in the State of Delaware in November 1995, launched its EDGAR Online website in January 1996 and went public in May 1999. The Company is a leading provider of value-added business and financial information on global companies to financial, corporate and advisory professionals.

The unaudited interim financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2005 and 2006 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, the results of its operations and its cash flows for the three months ended March 31, 2005 and 2006. The results for the three months ended March 31, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC in March 2006.

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

Diluted loss per share is the same as basic loss per share as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At March 31, 2005 and 2006, the number of options outstanding were 3,127,327 and 3,496,623, respectively. At March 31, 2005 and 2006, the number of warrants outstanding were 3,711,956 and 7,631, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs totaled $837 and $792 at December 31, 2005 and March 31, 2006, respectively. Amortization of these costs amounted to $0 and $45 for the three months ended March 31, 2005 and 2006, respectively, and has been reflected as cost of revenues. Any further software development costs will be expensed to development expenses in accordance with SFAS 86.

(4) STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, the Company did not recognize compensation expense for stock options granted to employees and directors with exercise prices equal to or in excess of the fair value of the underlying shares at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment” (SAB 107) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant date fair values. Under the modified prospective transition method, compensation cost recognized in the three months ended March 31, 2006, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to the Company’s adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures in stock-based compensation expense for the three months ended March 31, 2006.

Stock-Based Compensation Expense

The adoption of SFAS 123(R), resulted in stock-based compensation expense for the three months ended March 31, 2006 totaling $263, of which $12 is included in cost of revenues, $70 is included in sales and marketing expenses, $18 is included in development expenses and $163 is included in general and administrative expenses. This expense increased the Company’s net loss per share by $0.01.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation awards prior to January 1, 2006:

Three Months Ended March 31, 2005
(in thousands)
Net loss:
As reported	$(944)
Deduct: Stock–based compensation expense determined under fair value based method for all awards	(144)

Pro forma net loss	$(1,088)

Net loss per share—basic and diluted:
As reported	$(0.04)

Pro forma	$(0.05)

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2005 and 2006, were $1.66 and $1.96, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2005	2006
Expected dividend yield	0.0%	0.0%
Expected volatility	93.8%	102.6%
Risk-free interest rate	4.2%	5.0%
Expected life in years	10	6.5

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield — reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility — determined considering historical volatility of the Company’s common stock over the preceding six and a half years;

•	Risk-free interest rate — based on the yield available on United States Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•	Expected life — calculated using the “simplified method” in accordance with SAB 107.

Stock Options as of March 31, 2006

In November 1998, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) whereby the Company’s Board of Directors could grant stock options to officers, employees, directors and consultants. The 1996 Plan authorized the issuance of options to purchase up to 800,000 shares of the Company’s common stock.

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors Stock Option Plan (the “1999 Directors Plan”). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company’s common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2002, 2001 and 2000, the 1999 Plan was amended to increase the number of shares available for grant by 500,000, 500,000 and 800,000, respectively. At the Annual Meeting of Stockholders held on May 27, 2004, the 1999 Plan was amended to increase the number of shares available for grant by 800,000. The 1999 Directors Plan authorized the issuance of options to purchase up to 100,000 shares of the Company’s common stock.

In May 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”) which replaced the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan. The remaining available shares under the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan are available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock and deferred stock.

Option activity for all plans for the three months ended March 31, 2006 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2005	3,042,883	$2.21
Issued	929,500	$2.40
Exercised	(385,427)	$2.15
Cancelled	(90,333)	$2.18

Outstanding at March 31, 2006	3,496,623	$2.27

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2006, was approximately $835. Cash received from stock options exercised during the three months ended March 31, 2006 was $605.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

OPTIONS OUTSTANDING

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	465,389	5.16	$0.62
$ 1.01 to $ 2.00	1,667,483	8.43	$1.51
$ 2.01 to $ 3.00	374,251	7.63	$2.52
$ 3.00 to $ 4.00	611,000	7.63	$3.14
$ 4.01 to $ 5.00	249,500	3.00	$4.50
$ 5.01 to $ 10.00	129,000	3.71	$8.91

$ 0.25 to $ 10.00	3,496,623	7.21	$2.27

OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	332,539	$0.51
$ 1.01 to $ 2.00	616,996	$1.30
$ 2.01 to $ 3.00	150,085	$2.58
$ 3.01 to $ 4.00	311,000	$3.26
$ 4.01 to $ 5.00	249,500	$4.50
$ 5.01 to $ 10.00	129,000	$8.91

$ 0.25 to $ 10.00	1,789,120	$2.60

At March 31, 2006, 917,261 options are available for grant under the 2005 Plan.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Subscription Services. Our subscription services include our I-Metrix suite of products, EDGAR Pro and EDGAR Access. The I-Metrix suite of products, launched in 2005, is designed solely for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems. EDGAR Pro is sold online and by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our subscription websites from the traffic to our websites from content partners like Yahoo! Finance and search engine marketing efforts with Google and others, and from the migration of users from EDGAR Access. The price of a new subscription is approximately $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our retail product is EDGAR Access, which has fewer features than EDGAR Pro. This product is available online for approximately $220 per year and is purchased annually or quarterly in advance with a credit card. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Data Products. Through EDGAR Explorer, we license services that integrate our products into our customers’ existing applications. The average annual price per contract was approximately $30,000 at March 31, 2006. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from data sales is recognized over the term of the contracts, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2005	2006
Total revenues	100%	100%
Cost of revenues	14	16

Gross profit	86	84
Operating expenses:
Sales and marketing	27	31
Product development	16	24
General and administrative	56	58
Amortization and depreciation	14	12

Loss from operations	(27)	(41)
Interest and other, net	—	1

Net loss	(27)%	(40)%

REVENUES

Total revenues for the three months ended March 31, 2006 increased 12% to $3.9 million, from $3.5 million for the three months ended March 31, 2005. The net increase in revenues is primarily attributable to a $361,000, or 19%, increase in seat-based subscriptions and a $348,000, or 28%, increase in data sales which were partially offset by a $230,000, or 100%, decrease in technical services revenues and a $64,000, or 48%, decrease in advertising and e-commerce revenues.

SEAT-BASED SUBSCRIPTIONS

	QUARTER ENDED March 31,
	2005	2006
Revenues (in $000s)	$1,899	$2,260
Percentage of total revenues	54%	58%
Number of subscribers at March 31	22,000	19,750
Average annual price per subscriber	$345	$458

The increase in seat-based subscription revenue for the three months ended March 31, 2006 is primarily due to a 33% increase in the average price per subscriber. The increases in subscriptions to our premium product, EDGAR Pro, were offset by subscriber cancellations and user migrations from our retail service, EDGAR Access, which caused the net decrease in the number of subscribers in 2006. During the first half of 2005, we expanded our sales, account management and marketing teams in order to sell EDGAR Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and continued increases in the sale of I-Metrix products, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

	QUARTER ENDED MARCH 31,
	2005	2006
Revenues (in $000s)	$1,241	$1,589
Percentage of total revenues	35%	41%
Number of contracts at March 31	195	215
Average annual price per contract	$25,456	$29,563

Data sales have increased due to the overall increase in the number of contracts and an increase in the average annual price per contract. In addition, data sales in the first quarter of 2006 include revenues from Xcelerate, our I-Metrix data product.

TECHNICAL SERVICES

	QUARTER ENDED MARCH 31,
	2005	2006
Revenues (in $000s)	$230	$—
Percentage of total revenues	7%	—%

Nasdaq was the sole client to which we provided technical services. Beginning in May 2003, Nasdaq reduced their technical services contract and all services under the contract ceased in 2005.

ADVERTISING AND E-COMMERCE

	QUARTER ENDED MARCH 31,
	2005	2006
Revenues (in $000s)	$133	$69
Percentage of total revenues	4%	1%

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and impressions due to the migration of many of our users to our premium service that does not support ads. List sales, which are included in e-commerce revenues, have also decreased in 2006 compared to 2005.

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

Total cost of revenues for the three months ended March 31, 2006 increased $122,000, or 25%, to $616,000 from $494,000 for the three months ended March 31, 2005. The net increase in cost of revenues is primarily attributable to a $75,000 increase in data costs and the addition of $45,000 of amortization related to the capitalized I-Metrix product development expenses as well as $12,000 non-cash stock-based compensation expense.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2006 increased $271,000, or 28%, to $1.2 million from $963,000 for the three months ended March 31, 2005. The increase is primarily attributable to an overall increase in sales and marketing expenses related to the new I-Metrix suite of products including a $193,000 increase in payroll costs as well as $70,000 of non-cash stock-based compensation expense.

Development. Development expenses for the three months ended March 31, 2006 increased $417,000, or 76%, to $965,000 from $548,000 for the three months ended March 31, 2005. The increase in development expenses is primarily attributable to the addition of $412,000 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products, as well as $18,000 non-cash stock-based compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2006 increased $285,000, or 14%, to $2.3 million from $2.0 million for the three months ended March 31, 2005. The net increase is primarily attributable to an $85,000 increase in payroll expenses and a $22,000 increase in travel and entertainment expenses as well as $163,000 of non-cash stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2006 decreased $17,000, or 4%, to $459,000 from $476,000 for the three months ended March 31, 2005. The decrease is due to several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining current operating cost levels.

Net cash used in operating activities was $1.2 million for the both the three months ended March 31, 2005 and 2006. Net cash used in operating activities for the three months ended March 31, 2006 reflects an increase in our loss from operations related to additional sales and marketing and development expenditures due to the build out and sales efforts related to the I-Metrix suite of products.

Capital expenditures, primarily for computers and equipment, totaled $140,000 for the three months ended March 31, 2005 and $110,000 for the three months ended March 31, 2006. The purchases were made to support our increased infrastructure.

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

At March 31, 2006, we had cash and cash equivalents on hand of $4.6 million which includes a certificate of deposit (“CD”) for $2,000,000 at 4.80% that matures in May 2006 and a CD for $1,000,000 at 4.7% that matures in April 2006. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations of Controls

Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 22, 2006, we entered into a settlement agreement which concluded a lawsuit commenced on April 27, 2004 by our former employee, A. Jason Sears, in the United States District Court for the District of Connecticut. The suit alleged causes of action for breach of contract, breach of the covenant of good faith and fair dealing, slander per se, negligent infliction of emotional distress and various causes of action pursuant to Connecticut’s statutory employment law, arising out of the expiration of Mr. Sears’ employment agreement dated on April 30, 2004. As per the terms of the settlement agreement, Mr. Sears and his designee received an aggregate of $240,000. Mr. Sears also received options to purchase an aggregate of 52,500 shares of our common stock at an exercise price of $3.50 per share, which was the closing price on the settlement date. We have valued the options using a Black-Scholes calculation at an aggregate of $97,000, and have recorded a total accrual related to this settlement of $337,000 at December 31, 2005. Additionally, Mr. Sears agreed to a non-solicitation provision for a one year period following execution of the agreement. We and Mr. Sears also agreed not to disparage each other pursuant to the settlement agreement.

We expect to be a party, from time to time, to certain routine legal proceedings arising in the ordinary course of our business. Although we are not currently involved in any pending or threatening legal proceedings, we cannot accurately predict the outcome of any such proceedings if they arise in the future.

ITEM 1A. RISK FACTORS

The following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Please refer to Item I of our Annual Report for 2005 for disclosures regarding the risks and uncertainties related to our business.

We have a history of losses and we expect to incur loses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2006, and may incur additional losses in 2007. At March 31, 2006, we had an accumulated deficit of $53.5 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

Our revenues have historical decreases. If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003 to approximately $12.9 million in 2004. Revenues increased in 2005 to $14.2 million. Revenues for the three months ended March 31, 2006 were $3.9 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Nasdaq accounts for a significant percentage of our total revenue. However, our Nasdaq related revenue has been decreasing over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 14% and 6% of our total revenue during the three months ended March 31, 2005 and 2006, respectively. We expect that Nasdaq will continue to be a significant customer despite the termination of our technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

a.	Exhibits:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2006	EDGAR ONLINE, INC.

	By:	/s/ Susan Strausberg
Susan Strausberg
Chief Executive Officer, President and Secretary

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Financial Officer and COO