Form 10-Q
period 2006-06-30
EDGAR ONLINE INC
filed 2006-08-14
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2006

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

Number of shares of common stock outstanding at August 14, 2006: 25,729,532 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	June 30, 2006 (unaudited)
ASSETS
Cash and cash equivalents	$5,334	$4,885
Short-term investments	—	200
Accounts receivable, less allowance of $372 and $331, respectively	2,296	2,607
Other current assets	271	420

Total current assets	7,901	8,112

Property and equipment, net	1,238	1,082
Goodwill	2,189	2,189
Other intangible assets, net	6,690	6,067
Other assets	1,237	1,148

Total assets	$19,255	$18,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,439	$2,113
Deferred revenues	3,450	4,217

Total current liabilities	5,889	6,330

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,168,348 shares issued and 24,998,398 shares outstanding at December 31, 2005 and 26,820,169 shares issued and 25,606,797 shares outstanding at June 30, 2006	262	268
Additional paid-in capital	66,873	68,846
Accumulated deficit	(51,888)	(54,785)
Less: Treasury stock, at cost, 1,169,950 shares at December 31, 2005 and 1,213,372 shares at June 30, 2006	(1,881)	(2,061)

Total stockholders’ equity	13,366	12,268

Total liabilities and stockholders’ equity	$19,255	$18,598

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Revenues:
Seat-based subscriptions	$2,037	$2,486	$3,936	$4,746
Data sales	1,352	1,660	2,593	3,249
Technical services	99	—	329	—
Advertising and e-commerce	122	53	255	122

Total revenues	3,610	4,199	7,113	8,117
Cost of revenues	556	609	1,050	1,225

Gross profit	3,054	3,590	6,063	6,892

Operating expenses:
Sales and marketing	1,322	1,296	2,285	2,530
Product development	538	955	1,086	1,920
General and administrative	2,031	2,245	4,013	4,512
Depreciation and amortization	469	444	945	903

	4,360	4,940	8,329	9,865

Loss from operations	(1,306)	(1,350)	(2,266)	(2,973)

Interest and other income, net	31	37	47	76

Net loss	$(1,275)	$(1,313)	$(2,219)	$(2,897)

Weighted average shares outstanding - basic and diluted	24,322	25,089	22,945	25,076

Net loss per share - basic and diluted	$(0.05)	$(0.05)	$(0.10)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2006
Cash flow from operating activities:

Net loss	$(2,219)	$(2,897)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	322	280
Amortization of intangibles	623	623
Stock-based compensation expense	—	527
Amortization of capitalized product costs	—	90
Recovery of losses on trade accounts receivable	(140)	(41)
Changes in assets and liabilities:
Accounts receivable	(765)	(270)
Other assets, net	(336)	(82)
Accounts payable and accrued expenses	(477)	(229)
Deferred revenues	1,054	767

Total adjustments	281	1,665

Net cash used in operating activities	(1,938)	(1,232)

Cash flow from investing activities:

Sales (purchases) of held-to-maturity investments	2,000	(200)
Purchases of property and equipment	(255)	(124)

Net cash provided by/(used in) investing activities	1,745	(324)

Cash flows from financing activities:

Proceeds from exercise of stock options and warrants	4,495	1,107
Payments for warrant redemption	(15)	—

Net cash provided by financing activities	4,480	1,107

Net change in cash and cash equivalents	4,287	(449)
Cash and cash equivalents at beginning of period	2,678	5,334

Cash and cash equivalents at end of period	$6,965	$4,885

Supplemental disclosure of non-cash transactions:
Proceeds receivable from stock option exercises	$—	$66
Options granted in connection with settlement of litigation	$—	$97
Treasury stock acquired in lieu of option exercise proceeds	$—	$180

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

The unaudited interim financial statements of the Company as of June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, the results of its operations for the three and six months ended June 30, 2005 and 2006, and its cash flows for the six months ended June 30, 2005 and 2006. The results for the six months ended June 30, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

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

(2) LOSS PER SHARE

Basic loss per share excludes dilution for common stock equivalents and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted loss per share is the same as basic loss per share as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At June 30, 2005 and 2006, the number of options outstanding were 3,089,459 and 3,216,896, respectively. At June 30, 2005 and 2006, the number of warrants outstanding were 429,631 and 7,631, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs totaled $837 and $747 at December 31, 2005 and June 30, 2006, respectively. Amortization of these costs amounted to $0 and $45 for the three months ended June 30, 2005 and 2006, respectively, and $0 and $90 for the six months ended June 30, 2005 and 2006, respectively, and has been reflected in cost of revenues. Any further software development costs will be expensed to development expenses in accordance with SFAS 86.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant date fair values. Under the modified prospective transition method, compensation cost recognized in the three and six months ended June 30, 2006, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to the Company’s adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures in stock-based compensation expense for the three and six months ended June 30, 2006.

Stock-Based Compensation Expense

The adoption of SFAS 123(R), resulted in stock-based compensation expense for the three months ended June 30, 2006 totaling $265, of which $10 is included in cost of revenues, $72 is included in sales and marketing expenses, $16 is included in product development expenses and $167 is included in general and administrative expenses. This expense increased the Company’s net loss per share for the three months ended June 30, 2006 by $0.01. The adoption of SFAS 123(R), resulted in stock-based compensation expense for the six months ended June 30, 2006 totaling $527, of which $22 is included in cost of revenues, $142 is included in sales and marketing expenses, $33 is included in product development expenses and $330 is included in general and administrative expenses. This expense increased the Company’s net loss per share for the six months ended June 30, 2006 by $0.02.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation awards prior to January 1, 2006:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands)	(in thousands)
Net loss:
As reported	$(1,275)	$(2,219)
Deduct: Stock–based compensation expense determined under fair value based method for all employee awards	(176)	(344)

Pro forma net loss	$(1,451)	$(2,563)

Net loss per share—basic and diluted:
As reported	$(0.05)	$(0.10)
Pro forma	$(0.06)	$(0.11)

The estimated per share weighted average grant-date fair values of stock options granted during the three months ended June 30, 2005 and 2006, were $1.66 and $1.96, respectively. The estimated per-share weighted average grant-date fair values of stock options granted during the six months ended June 30, 2005 and 2006, were $1.68 and $1.98, respectively. Amounts for the three and six months ended June 30, 2005 and 2006 were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2005	2006
Expected dividend yield	0.0%	0.0%
Expected volatility	73-94%	80-104%
Risk-free interest rate	4.20-4.23%	5.05-5.13%
Expected life in years	10	6.5

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

Stock Options as of June 30, 2006

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

Option activity for all plans for the six months ended June 30, 2006 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2005	3,042,883	$2.21
Issued	939,500	$2.42
Exercised	(651,821)	$2.08
Cancelled	(113,666)	$3.12

Outstanding at June 30, 2006	3,216,896	$2.27

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006, was approximately $1.4 million. Cash received from stock options exercised during the six months ended June 30, 2006 was $1.1 million.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

OPTIONS OUTSTANDING

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE
$0.25 to $1.00	399,663	4.83	$0.58
$1.01 to $2.00	1,566,815	8.20	$1.51
$2.01 to $3.00	335,918	7.53	$2.51
$3.01 to $4.00	541,000	7.61	$3.12
$4.01 to $5.00	259,500	3.02	$4.50
$5.01 to $10.00	114,000	3.44	$8.90

$0.25 to $10.00	3,216,896	7.03	$2.27

OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$0.25 to $1.00	335,731	$0.51
$1.01 to $2.00	581,663	$1.24
$2.01 to $3.00	122,585	$2.56
$3.01 to $4.00	241,000	$3.26
$4.01 to $5.00	249,500	$4.50
$5.01 to $10.00	114,000	$8.90

$0.25 to $10.00	1,644,479	$2.51

At June 30, 2006, 930,594 options are available for grant under the 2005 Plan.

(5) SALE OF COMMON STOCK AND WARRANTS

In May 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of the Company’s common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. The Company also issued a warrant to purchase 250,000 units for a price of $2.40 per unit to the underwriter of the offering. Net proceeds of $4.1 million were received by the Company in connection with this sale. Prior to the redemption described below, the warrants included in the units had an exercise price of $1.50 and were exercisable until May 29, 2009. Beginning November 26, 2004, the Company had the right to redeem some or all of the warrants at a price of $0.25 per warrant at anytime after the closing price for the Company’s stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders.

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

We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com website (“FreeEDGAR”), for $9.9 million. In October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. (“FIS”) for approximately $28.1 million.

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

Data Products. Through EDGAR Explorer, we license services that integrate our products into our customers’ existing applications. The average annual price per contract was approximately $26,000 at June 30, 2006. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from data sales is recognized over the term of the contracts, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

I-Metrix Xcelerate. An additional part of our I-Metrix suite of products is I-Metrix Xcelerate. This service allows filing agents, exchanges and regulators to process content, including financial statements, into XBRL format. Customers can deliver XML or EDGAR formatted documents to us and receive formatted XBRL instance documents and taxonomies in return.

Other Services. We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. We also provided technical services to Nasdaq, our sole technical services customer, through September 2005 at which point the contract ceased. Advertising and e-commerce revenue is recognized as the services are provided. Technical services revenues are recognized in the period services are rendered.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
Total revenues	100%	100%	100%	100%
Cost of revenues	15	15	15	15

Gross profit	85	85	85	85
Operating expenses:
Sales and marketing	37	31	32	31
Product development	15	23	15	24
General and administrative	56	53	57	56
Amortization and depreciation	13	10	13	11

Loss from operations	(36)	(32)	(32)	(37)
Interest and other, net	1	1	1	1

Net loss	(35)%	(31)%	(31)%	(36)%

REVENUES

Total revenues for the three months ended June 30, 2006 increased 16% to $4.2 million, from $3.6 million for the three months ended June 30, 2005. The net increase in revenues is primarily attributable to a $449,000, or 22%, increase in seat-based subscriptions and a $308,000, or 23%, increase in data sales which were partially offset by a $99,000, or 100%, decrease in technical services revenues and a $69,000, or 57%, decrease in advertising and e-commerce revenues. Total revenues for the six months ended June 30, 2006 increased 14% to $8.1 million, from $7.1 million for the three months ended June 30, 2005. The net increase in revenues is primarily attributable to an $810,000, or 21%, increase in seat-based subscriptions and a $656,000, or 25%, increase in data sales which were partially offset by a $329,000, or 100%, decrease in technical services revenues and a $133,000, or 52%, decrease in advertising and e-commerce revenues.

SEAT-BASED SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
Revenues (in $000s)	$2,037	$2,486	$3,936	$4,746
Percentage of total revenue	57%	59%	55%	58%
Number of subscribers at June 30	21,500	19,000	21,500	19,000
Average annual price per subscriber	$379	$523	$366	$500

The increase in seat-based subscription revenue for the three and six months ended June 30, 2006 is primarily due to an over 35% increase in the average price per subscriber for both periods which reflects sales of our I-Metrix suite of products in 2006. The increases in subscriptions to our premium product, EDGAR Pro, and I-Metrix were offset by subscriber cancellations and user migrations from our retail service, EDGAR Access, which caused the net decrease in the number of subscribers in 2006. During the first half of 2005, we expanded our sales, account management and marketing teams in order to sell EDGAR Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and continued increases in the sale of I-Metrix products, we expect to continue to increase seat-based subscription revenues and our average price per subscriber.

DATA SALES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
Revenues (in $000s)	$1,352	$1,660	$2,593	$3,249
Percentage of total revenue	37%	40%	36%	40%
Number of contracts at June 30	202	235	202	235
Average annual price per contract	$26,772	$28,255	$25,673	$27,651

Data sales have increased due to the overall increase in the number of contracts and an increase in the average annual price per contract. In addition, data sales in 2006 include revenues from Xcelerate, our I-Metrix data product which is being sold through our partnership with R.R. Donnelley which began in the first quarter of 2006.

TECHNICAL SERVICES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
Revenues (in $000s)	$99	$—	$329	$—
Percentage of total revenue	3%	—%	5%	—%

Nasdaq was the sole client to which we provided technical services. Beginning in May 2003, Nasdaq reduced their technical services contract and all services under that contract ceased in 2005.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2005	2006	2005	2006
Revenues (in $000s)	$122	$53	$255	$122
Percentage of total revenue	3%	1%	4%	2%

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

Total cost of revenues for the three months ended June 30, 2006 increased $53,000 or 10%, to $609,000 from $556,000 for the three months ended June 30, 2005. The net increase in the cost of revenues is primarily attributable to the addition of $45,000 of amortization related to the capitalized I-Metrix product development expenses. Total cost of revenues for the six months ended June 30, 2006 increased $175,000 or 17%, to $1.2 million from $1.1 million for the six months ended June 30, 2005. The net increase in cost of revenues is primarily attributable to a $99,000 increase in data costs as well as the addition of $90,000 of amortization related to the capitalized I-Metrix product development expenses and $22,000 non-cash stock-based compensation expense which were offset by the elimination of $35,000 of barter expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2006 remained consistent with the three months ended June 30, 2005 at $1.3 million. Expenses for the three months ended June 30, 2006 reflect a $200,000 decrease in marketing and advertising expenses offset by an $86,000 increase in payroll costs as well as the addition of $73,000 of stock-based compensation expense. Sales and marketing expenses for the six months ended June 30, 2006 increased $245,000, or 11%, to $2.5 million from $2.3 million for the six months ended June 30, 2005. The net increase is primarily attributable to a $280,000 increase in payroll costs and the addition of $142,000 of stock-based compensation expense offset by a $156,000 decrease in marketing and advertising expenses.

Product development. Product development expenses for the three months ended June 30, 2006 increased $417,000, or 78%, to $955,000 from $538,000 for the three months ended June 30, 2005. The increase in product development expenses is primarily attributable to the addition of $371,000 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products, as well as $16,000 stock-based compensation expense. Product development expenses for the six months ended June 30, 2006 increased $834,000, or 77%, to $1.9 million from $1.1 million for the six months ended June 30, 2005. The increase in product development expenses is primarily attributable to the addition of $783,000 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products, as well as $33,000 stock-based compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2006 increased $214,000, or 11%, to $2.2 million from $2.0 million for the three months ended June 30, 2005. The net increase is primarily attributable to a $60,000 increase in rent as well as $167,000 of non-cash stock-based compensation expense. General and administrative expenses for the six months ended June 30, 2006 increased $499,000, or 12%, to $4.5 million from $4.0 million for the six months ended June 30, 2005. The net increase is primarily attributable to a $68,000 increase in payroll costs and a $78,000 increase in rent as well as $330,000 of stock-based compensation expense.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2006 decreased $25,000, or 5%, to $444,000 from $469,000 for the three months ended June 30, 2005. Depreciation and amortization for the six months ended June 30, 2006 decreased $42,000, or 4%, to $903,000 from $945,000 for the six months ended June 30, 2005. The decrease is due to several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining current operating cost levels.

Net cash used in operating activities was $1.2 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005. Net cash used in operating activities for the six months ended June 30, 2006 reflects an increase in our loss from operations related to additional development expenditures due to the build out of the I-Metrix suite of products.

Capital expenditures, primarily for computers and equipment, totaled $255,000 for the six months ended June 30, 2005 and $124,000 for the six months ended June 30, 2006. The purchases were made to support our increased infrastructure.

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

At June 30, 2006, we had cash and cash equivalents and short term investments on hand of $5.1 million which includes a certificate of deposit (“CD”) for $2.0 million at 4.80% that matures in July 2006, a CD for $1.0 million at 4.75% that matures in July 2006 and a CD for $200,000 at 4.96% which matures in November 2006. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2006, and may incur additional losses in 2007. At June 30, 2006, we had an accumulated deficit of $54.8 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

Our revenues have historical decreases. If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003 to approximately $12.9 million in 2004. Revenues increased in 2005 to $14.2 million. Revenues for the six months ended June 30, 2006 were $8.1 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Nasdaq accounts for a significant percentage of our total revenue. However, our Nasdaq related revenue has been decreasing over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 11% and 7% of our total revenue during the three months ended June 30, 2005 and 2006, respectively, and 12% and 6% of our total revenue during the six months ended June 30, 2005 and 2006, respectively. We expect that Nasdaq will continue to be a significant data sale customer despite the termination of our technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 24, 2006, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, our shareholders approved the following proposals:

1. The election of the following seven directors to serve until the 2007 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld
Greg D. Adams	22,765,354	311,593
Elisabeth DeMarse	22,831,140	245,807
Richard L. Feinstein	22,832,515	244,432
Mark Maged	22,764,184	312,763
Douglas K. Mellinger	22,831,865	245,082
Marc Strausberg	22,598,265	478,682
Susan Strausberg	22,630,560	446,387

2. The approval and ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2006:

For	23,045,297
Against	9,175
Abstain	22,475

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a.	Exhibits:

Exhibit Number	Description

10.58	Lease Agreement, dated May 22, 2006, by and between Sono Equities LLC and 1122 Associates, LLC, and the Registrant*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2006	EDGAR ONLINE, INC.

	By:	/s/ Susan Strausberg
Susan Strausberg
Chief Executive Officer, President and Secretary

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Financial Officer and Chief Operating Officer