Form 10-Q
period 2006-09-30
EDGAR ONLINE INC
filed 2006-11-14
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2006

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

Number of shares of common stock outstanding at November 14, 2006: 25,756,782 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, regarding EDGAR Online, Inc.’s (“we,” “us,” “our” or the “Company”) plans, expectations, estimates and beliefs. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. In addition, the Company or persons acting on its behalf may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” “approximately,” and other similar expressions. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in this Quarterly Report, as well as our other periodic reports filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2005	September 30, 2006 (unaudited)
ASSETS

Cash and cash equivalents	$5,334	$3,662
Short-term investments	—	200
Accounts receivable, less allowance of $372 and $358, respectively	2,296	2,588
Other current assets	271	485

Total current assets	7,901	6,935

Property and equipment, net	1,238	1,047
Goodwill	2,189	2,189
Other intangible assets, net	6,690	5,755
Other assets	1,237	1,198

Total assets	$19,255	$17,124

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$2,439	$1,802
Deferred revenues	3,450	4,079

Total current liabilities	5,889	5,881

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,168,348 shares issued and 24,998,398 shares outstanding at December 31, 2005 and 26,987,586 shares issued and 25,756,782 shares outstanding at September 30, 2006	262	270
Additional paid-in capital	66,873	69,352
Accumulated deficit	(51,888)	(56,247)
Less: Treasury stock, at cost, 1,169,950 shares at December 31, 2005 and 1,230,804 shares at September 30, 2006	(1,881)	(2,132)

Total stockholders’ equity	13,366	11,243

Total liabilities and stockholders’ equity	$19,255	$17,124

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
Subscriptions	$2,102	$2,271	$6,038	$7,017
Data licenses	1,274	1,719	3,867	4,968
Technical services	47	—	376	—
Advertising and e-commerce	42	74	297	196

Total revenues	3,465	4,064	10,578	12,181
Cost of revenues	487	603	1,537	1,828

Gross profit	2,978	3,461	9,041	10,353

Operating expenses:
Sales and marketing	1,210	1,358	3,495	3,888
Development	697	926	1,783	2,846
General and administrative	2,124	2,234	6,137	6,746
Depreciation and amortization	500	443	1,445	1,346

	4,531	4,961	12,860	14,826

Loss from operations	(1,553)	(1,500)	(3,819)	(4,473)
Interest and other income, net	52	38	99	114

Net loss	$(1,501)	$(1,462)	$(3,720)	$(4,359)

Weighted average shares outstanding - basic and diluted	24,957	25,706	23,616	25,392

Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.16)	$(0.17)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:

Net loss	$(3,720)	$(4,359)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	510	411
Amortization of intangibles	935	935
Stock-based compensation expense	—	776
Amortization of capitalized product costs	15	135
Recovery of losses on trade accounts receivable	(125)	(14)
Changes in assets and liabilities:
Accounts receivable	(651)	(278)
Other assets, net	(895)	(307)
Accounts payable and accrued expenses	240	(540)
Deferred revenues	1,095	629

Total adjustments	1,124	1,747

Net cash used in operating activities	(2,596)	(2,612)

Cash flows from investing activities:

Sales (purchases) of held-to-maturity investments	2,000	(200)
Purchases of property and equipment	(394)	(221)

Net cash provided by/(used in) investing activities	1,606	(421)

Cash flows from financing activities:

Proceeds from exercise of stock options and warrants	4,521	1,361
Payments for warrant redemption	(15)	—

Net cash provided by financing activities	4,506	1,361

Net change in cash and cash equivalents	3,516	(1,672)
Cash and cash equivalents at beginning of period	2,678	5,334

Cash and cash equivalents at end of period	$6,194	$3,662

Supplemental disclosure of non-cash transactions:

Options granted in connection with settlement of litigation	$—	$97
Treasury stock acquired in lieu of option exercise proceeds	$—	$251

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

The unaudited interim financial statements of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three and nine months ended September 30, 2005 and 2006, and its cash flows for the nine months ended September 30, 2005 and 2006. The results for the nine months ended September 30, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

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

Diluted loss per share is the same as basic loss per share as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At September 30, 2005 and 2006, the number of options outstanding were 3,110,292 and 3,051,871, respectively. At September 30, 2005 and 2006, the number of warrants outstanding were 429,631 and 7,631, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs that are being amortized totaled $837 and $703 at December 31, 2005 and September 30, 2006, respectively. Amortization of these costs amounted to $15 and $45 for the three months ended September 30, 2005 and 2006, respectively, and $15 and $135 for the nine months ended September 30, 2005 and 2006, respectively, and has been reflected in cost of revenues. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86. In addition, there are $89 of software development costs at September 30, 2006 which are not yet being amortized as the product has not become available for general release.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant date fair values. Under the modified prospective transition method, compensation cost recognized in the three and nine months ended September 30, 2006, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to the Company’s adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures in stock-based compensation expense for the three and nine months ended September 30, 2006.

Stock-Based Compensation Expense

The adoption of SFAS 123(R), resulted in stock-based compensation expense for the three months ended September 30, 2006 totaling $249, of which $8 is included in cost of revenues, $71 is included in sales and marketing expenses, $14 is included in development expenses and $156 is included in general and administrative expenses. This expense increased the Company’s net loss per share for the three months ended September 30, 2006 by $0.01. The adoption of SFAS 123(R), resulted in stock-based compensation expense for the nine months ended September 30, 2006 totaling $776, of which $30 is included in cost of revenues, $213 is included in sales and marketing expenses, $47 is included in development expenses and $486 is included in general and administrative expenses. This expense increased the Company’s net loss per share for the nine months ended September 30, 2006 by $0.03.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation awards prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands)	(in thousands)
Net loss:
As reported	$(1,501)	$(3,720)
Deduct: Stock–based compensation expense determined under fair value based method for all employee awards	(175)	(518)

Pro forma net loss	$(1,676)	$(4,238)

Net loss per share—basic and diluted:
As reported	$(0.06)	$(0.16)

Pro forma	$(0.07)	$(0.18)

The estimated per share weighted average grant-date fair values of stock options granted during the three months ended September 30, 2005 and 2006, were $1.62 and $3.60, respectively. The estimated per-share weighted average grant-date fair values of stock options granted during the nine months ended September 30, 2005 and 2006, were $1.68 and $1.99 respectively. Amounts for the three and nine months ended September 30, 2005 and 2006 were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2005	2006
Expected dividend yield	0.0%	0.0%
Expected volatility	53-94%	80-104%
Risk-free interest rate	4.20-4.48%	4.78-5.13%
Expected life in years	10	6.5

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

Stock Options as of September 30, 2006

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

Option activity for all plans for the nine months ended September 30, 2006 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2005	3,042,883	$2.21
Issued	944,500	$2.43
Exercised	(819,238)	$1.97
Cancelled	(116,274)	$3.09

Outstanding at September 30, 2006	3,051,871	$2.31

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2006, was approximately $2.0 million. Cash received from stock options exercised during the nine months ended September 30, 2006 was $1.4 million.

Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

OPTIONS OUTSTANDING

RANGE OF EXERCISE PRICE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	392,447	4.25	$0.57
$ 1.01 to $ 2.00	1,445,981	8.22	$1.54
$ 2.01 to $ 3.00	314,543	7.49	$2.50
$ 3.00 to $ 4.00	520,400	7.50	$3.12
$ 4.01 to $ 5.00	264,500	2.91	$4.50
$ 5.01 to $ 10.00	114,000	3.19	$8.90

$ 0.25 to $ 10.00	3,051,871	6.86	$2.31

OPTIONS EXERCISABLE

RANGE OF EXERCISE PRICE	NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE
$ 0.25 to $ 1.00	335,647	$0.51
$ 1.01 to $ 2.00	460,829	$1.26
$ 2.01 to $ 3.00	147,878	$2.50
$ 3.01 to $ 4.00	220,400	$3.27
$ 4.01 to $ 5.00	249,500	$4.50
$ 5.01 to $ 10.00	114,000	$8.90

$ 0.25 to $ 10.00	1,528,254	$2.61

At September 30, 2006, 928,202 options are available for grant under the 2005 Plan.

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

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC staff issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This statement is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

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

We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com website (“FreeEDGAR”), for $9.9 million. In October 2000, we acquired all the outstanding equity of Financial Insight Systems (“FIS”) for approximately $28.1 million. We are continuing to focus on growing our subscription revenues and corporate data licenses and expect to generate positive cash flow from operations by offering the following products and services:

Subscriptions. Our subscription services include our I-Metrix suite of products, EDGAR Pro and EDGAR Access. The I-Metrix suite of products, launched in 2005, is designed solely for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems. EDGAR Pro is sold online and by our sales force and is available via multi-seat and enterprise-wide contracts. Sales leads are primarily provided from the traffic to our websites from content partners like Yahoo! Finance and search engine marketing efforts with Google and others, and from the migration of users from EDGAR Access. The price of a new subscription is approximately $100 per month or $1,200 per year. Additional fees are applied when the customer requests additional, specific content such as conference call transcripts and global annual and interim reports. Our retail product is EDGAR Access, which has fewer features than EDGAR Pro. This product is available online for approximately $220 per year and is purchased annually or quarterly in advance with a credit card. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Data Licenses. Through EDGAR Explorer, we license services that integrate our products into our customers’ existing applications. The average annual price per contract was approximately $28,000 at September 30, 2006. Prices vary depending on such factors as the quantity, type and format of information provided. Revenue from data licenses is recognized over the term of the contracts, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
Total revenues	100%	100%	100%	100%
Cost of revenues	14	15	15	15

Gross profit	86	85	85	85
Operating expenses:
Sales and marketing	35	33	33	32
Product development	20	23	17	23
General and administrative	61	55	58	56
Amortization and depreciation	14	11	13	11

Loss from operations	(44)	(37)	(36)	(37)
Interest and other, net	1	1	1	1

Net loss	(43)%	(36)%	(35)%	(36)%

REVENUES

Total revenues for the three months ended September 30, 2006 increased 17% to $4.1 million from $3.5 million for the three months ended September 30, 2005. The net increase in revenues is primarily attributable to a $445, or 35%, increase in data licenses, a $169, or 8%, increase in subscriptions and a $32, or 76%, increase in advertising and e-commerce revenues which were partially offset by a $47, or 100%, decrease in technical services revenues. Total revenues for the nine months ended September 30, 2006 increased 15% to $12.2 million, from $10.6 million for the nine months ended September 30, 2005. The net increase in revenues is primarily attributable to a $979, or 16%, increase in subscriptions and a $1,101, or 28%, increase in data licenses which were partially offset by a $376, or 100%, decrease in technical services revenues and a $101, or 34%, decrease in advertising and e-commerce revenues.

SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
Revenues (in $000s)	$2,102	$2,271	$6,038	$7,017
Percentage of total revenue	61%	56%	57%	58%
Number of subscribers at September 30	20,600	18,200	20,600	18,200
Average annual price per subscriber	$408	$499	$391	$514

The increase in subscription revenue for the three and nine months ended September 30, 2006 is primarily due to an over 20% increase in the average price per subscriber for the three months ended September 30, 2006 and over 30% increase in the average price per subscriber for the nine months ended September 30, 2006, which reflects sales of our I-Metrix suite of products in 2006. The increases in subscriptions to our premium product, EDGAR Pro, and I-Metrix were offset by subscriber cancellations and user migrations from our retail service, EDGAR Access, which caused the net decrease in the number of subscribers in 2006. During the first half of 2005, we expanded our sales, account management and marketing teams in order to sell EDGAR Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and continued increases in the sale of I-Metrix products, we expect to continue to increase subscription revenues and our average price per subscriber.

DATA LICENSES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
Revenues (in $000s)	$1,274	$1,719	$3,867	$4,968
Percentage of total revenue	37%	42%	37%	41%
Number of subscribers at September 30	199	238	199	238
Average annual price per contract	$25,608	$28,891	$25,910	$27,831

Data licenses have increased due to the overall increase in the number of contracts and an increase in the average annual price per contract. In addition, data licenses in 2006 include revenues from Xcelerate, our I-Metrix data product which is being sold through our partnership with R.R. Donnelley which began in the first quarter of 2006.

TECHNICAL SERVICES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
Revenues (in $000s)	$47	$—	$376	$—
Percentage of total revenue	1%	—%	3%	—%

Nasdaq was the sole client to which we provided technical services. Beginning in May 2003, Nasdaq reduced their technical services contract and all services under that contract ceased in 2005.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2006	2005	2006
Revenues (in $000s)	$42	$74	$297	$196
Percentage of total revenue	1%	2%	3%	1%

The increase in advertising and e-commerce revenues for the three months ended September 30, 2006 is due to an increase in list sales. The decrease in advertising and e-commerce revenues for the nine months ended September 30, 2006 is primarily due to the decrease in advertising rates and impressions due to the migration of many of our users to our premium service that does not support ads.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, other content feeds, salaries and benefits of operations employees and the costs associated with our non-capitalizable computer equipment and communications lines used in conjunction with our websites. Beginning in the third quarter of 2005, cost of revenues also includes the amortization of costs related to developing our I-Metrix suite of products that were previously capitalized. These costs, which totaled $897,000, are being amortized over five years.

Total cost of revenues for the three months ended September 30, 2006 increased $116, or 24%, to $603 from $487 for the three months ended September 30, 2005. The net increase in the cost of revenues is primarily attributable to the addition of $30 of amortization related to the capitalized I-Metrix product development expenses, a $30 increase in data costs and a $25 increase in payroll related expenses. Total cost of revenues for the nine months ended September 30, 2006 increased $291 or 19%, to $1.8 million from $1.5 million for the nine months ended September 30, 2005. The net increase in cost of revenues is primarily attributable to a $129 increase in data costs, a $45 increase in payroll related expenses, a $120 increase in amortization related to the capitalized I-Metrix product development expenses and the addition of $30 non-cash stock-based compensation expense which were offset by the elimination of $46 related to barter expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2006 increased $148, or 12%, to $1.4 million from $1.2 million for the three months ended September 30, 2005. The net increase in sales and marketing expenses is primarily attributable to a $40 increase in travel and entertainment expenses as well as the addition of $71 of stock-based compensation expense. Sales and marketing expenses for the nine months ended September 30, 2006 increased $393, or 11%, to $3.9 million from $3.5 million for the nine months ended September 30, 2005. The net increase is primarily attributable to a $295 increase in payroll costs and the addition of $213 of stock-based compensation expense offset by a $137 decrease in marketing and advertising expenses.

Development. Development expenses for the three months ended September 30, 2006 increased $229, or 33%, to $926 from $697 for the three months ended September 30, 2005. The increase in development expenses is primarily attributable to the addition of $171 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products, as well as $14 stock-based compensation expense. Development expenses for the nine months ended September 30, 2006 increased $1,063, or 60%, to $2.8 million from $1.8 million for the nine months ended September 30, 2005. The increase in development expenses is primarily attributable to the addition of $954 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products, as well as $47 stock-based compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2006 increased $110, or 5%, to $2.2 million from $2.1 million for the three months ended September 30, 2005. The net increase is primarily attributable to a $214 increase in allowances for doubtful accounts and $156 of stock-based compensation expense which were offset by a $225 decrease in professional fees. General and administrative expenses for the nine months ended September 30, 2006 increased $609, or 10%, to $6.7 million from $6.1 million for the nine months ended September 30, 2005. The net increase is primarily attributable to a $317 increase in allowances for doubtful accounts, a $73 increase in payroll costs and a $76 increase in rent as well as $486 of stock-based compensation expense which were offset by a $346 decrease in professional fees.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended September 30, 2006 decreased $57, or 11%, to $443 from $500 for the three months ended September

30, 2005. Depreciation and amortization for the nine months ended September 30, 2006 decreased $99, or 7%, to $1.3 million from $1.4 million for the nine months ended September 30, 2005. The decrease is due to several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining current operating cost levels.

Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2006 and 2005. Net cash used in operating activities for the nine months ended September 30, 2006 reflects an increase in our loss from operations related to additional development expenditures due to the build out of the I-Metrix suite of products.

Capital expenditures, primarily for computers and equipment, totaled $394 for the nine months ended September 30, 2005 and $221 for the nine months ended September 30, 2006. The purchases were made to support our increased infrastructure.

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

At September 30, 2006, we had cash and cash equivalents and short term investments on hand of $3.9 million which includes a certificate of deposit (“CD”) for $2.5 million at 4.8% that matured in October 2006 and a CD for $200 at 4.96% which matured in November 2006. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2006, and may incur additional losses in 2007. At September 30, 2006, we had an accumulated deficit of $56.2 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

Our revenues have historical decreases. If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003 to approximately $12.9 million in 2004. Revenues increased in 2005 to $14.2 million. Revenues for the nine months ended September 30, 2006 were $12.2 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Nasdaq accounts for a significant percentage of our total revenue. However, our Nasdaq related revenue has been decreasing over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 8% and 7% of our total revenue during the three months ended September 30, 2005 and 2006, respectively, and 11% and 7% of our total revenue during the nine months ended September 30, 2005 and 2006, respectively. We expect that Nasdaq will continue to be a significant data license customer despite the termination of our technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

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

Date: November 14, 2006	EDGAR ONLINE, INC.

	By:	/s/ Susan Strausberg
Susan Strausberg
Chief Executive Officer, President and Secretary

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Financial Officer and Chief Operating Officer