Form 10-K
period 2006-12-31
EDGAR ONLINE INC
filed 2007-03-16
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No. 0-26071

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1447017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Norwalk, CT	06854
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code:

(203) 852-5666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Global Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2006, was approximately $109,266,639.

As of March 2, 2007, there were 25,776,285 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDGAR ONLINE, INC.

PART I

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by EDGAR Online Inc.’s (“we,” “us,” “our” or the “Company”) management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1A, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” and “our” include reference to our subsidiaries as well.

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of value-added business and financial information on global companies. We make information and a variety of end user tools available via online subscriptions and licensing agreements to a large user base in the financial, corporate and advisory professions. Using our products and services, customers can quickly view and analyze specific aspects of a public company’s business, financial and ownership history. We also have developed a proprietary automated data parsing, tagging and processing system that allows for the conversion of unstructured data into eXtensible Markup Languages (“XML”), eXtensible Business Reporting Language (“XBRL”) and other formats, as well as tools for the easy viewing and analysis of this data. This system, utilized to power our own applications, can also be used by customers to add value to their own data use and distribution. Our customers include financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

INDUSTRY BACKGROUND

The industry in which we compete is part of a broader industry that provides a wide range of real-time and historical content and services to various markets. This industry is highly competitive and includes both large and small businesses. According to Veronis and Suhler, a research and advisory firm, the top financial and economic content providers, which include companies such as Bloomberg, Reuters, Moody’s, SNL, Thomson Financial, FactSet, McGraw-Hill and Standard & Poors, compete in a market with revenues of approximately $135 billion which is expected to increase 9% annually through 2010. Financial and economic information includes the profile, history, ownership, financial reporting, sales, marketing and business development of a company, as well its regulatory filings, analyst coverage, research reports, news alerts and stock quotes. Many of these providers also deliver services and solutions to manage and work with the information they provide, as do competitors in other areas such as consulting and advisory companies.

OUR BUSINESS

We provide financial and company information, data solutions and tools to professionals who rely on information to manage their business and make key investment decisions. We also are the leading company working with the global XBRL standard for financial reporting. Our proprietary processes are based on a deep understanding of XBRL and other technologies and tools which allow users to access and manipulate this data. These processes power our end user applications, data feeds and data solutions, and are flexible and customizable based on our clients needs.

eXtensible Business Reporting Language

Traditionally, corporate financial reporting has been a labor-intensive process involving the compilation of data from a variety of sources and formats. XBRL is an XML derivative for the electronic communication of business and financial data that simplifies the mechanics of working with financial statements. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. This provides uniformity otherwise lacking in today’s financial reporting and detail that makes business information more consistent and accessible.

The potential widespread global adoption of the XBRL standard is driven by the increasing demand for analytics and transparent reporting by private and public companies and the institutions that finance and invest in these companies. In 2005, the SEC established a voluntary program relating to XBRL whereby registrants may furnish XBRL data in an exhibit to specified EDGAR filings. The SEC stated that the primary purpose of the program is to assess XBRL technology, including both the ability of registrants to tag their financial information using XBRL and the benefits of using tagged data for analysis. In 2006, the SEC further announced that it would offer expedited reviews of registration statements and annual reports to companies that volunteer for a test group as part of the SEC’s XBRL initiative. In addition, the SEC committed over $50 million to modernize the EDGAR system to become an XBRL compliant submission system and to ensure the maturity of the standard for future generations of corporate reporting.

XBRL is a royalty-free and open global standard. It has been developed by XBRL International Inc., a not-for-profit consortium of over 500 leading companies involved in providing or using business information. We are a founding member of the XBRL consortium and one of the organizations developing and refining the standard. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop strategic alliances with such companies as Microsoft, R.R. Donnelley, Cartesis, the Shanghai Stock Exchange and others.

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public companies and their insiders, mutual funds and financial institutions use this system to submit or file statements, reports and forms with the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC, and to make them available to the public.

To power segments of our subscription and data products, we subscribe to a Level 1 feed of real-time SEC regulatory filings from the SEC’s dissemination agent, Keane, Inc. This feed is sent to our primary technology facility in Rockville, Maryland and immediately creates a historical archive of original, unaltered SEC filings dating back to 1993. The financial statements are processed and tagged in XBRL within hours of their submission. We maintain a relational database that supports complex search and retrieval mechanisms to access the filings archive and the data we have parsed and stored from both the SEC and other sources. The data sets we extract from the raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our websites and distributed in multiple formats via our production servers to clients and third parties with whom we have distribution contracts. Our proprietary document processing systems create multiple representations of the original SEC documents, including XBRL, HTML, RTF, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers’ needs to efficiently view, print and analyze the content reported in the SEC filings, and allow us to always provide a direct link back to the original filing for line item verification.

Data and Solutions

We also produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from the SEC filings and data that we receive from the Chinese Stock Exchanges and other providers such as FT Interactive Data Corporation and Zacks. These customized solutions leverage our data processing platform and associated analytical tools. Data feeds and data solutions include, but are not limited to, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, mutual fund e-prospectuses and Form 8-K disclosures. Each of these independent content sets represents a set of discrete facts that can be delivered in various ways based on customer needs. Data solutions include the conversion of data from unstructured content into XML and XBRL, data storage and delivery, and custom feeds and tools to access the information. We use a network of custom data parsers, integrity checks, and auditing tools to ensure a premium level of data quality and completeness and, as a result, believe that our data quality is among the best in the industry.

PRODUCTS AND SERVICES

We apply our proprietary technological know-how to extract, process and categorize raw information, and present it in a real-time or near real-time, user-friendly format. We use our proprietary processes to provide this information through a variety of our products and services via online subscriptions and licensing agreements, and make our platform available as a data solution for customers including information providers, exchanges, financial services organizations, government agencies, and corporations.

Subscription Services

We offer the following subscription services:

I-Metrix Professional. The I-Metrix (www.imetrix.edgar-online.com) suite of products, including Standard, Professional, and Vision editions, is our premium end user subscription service. I-Metrix allows for in-depth analysis of companies and industries and is based on our extensive XBRL fundamental database, including historical and current information for over 12,000 companies. These products deliver fundamental data such as income statements, balance sheets and statements of cash flow, as well as earnings estimates, standard financial ratios, insider transactions, institutional ownership, and a suite of tools and models that allow users to search, screen and evaluate the data.

EDGAR Pro and EDGAR Access. EDGAR Pro (www.pro.edgar-online.com) offers financial data, stock ownership, public offering data sets and advanced search tools. EDGAR Pro is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. Sales leads are primarily provided from the traffic to our subscription websites from Yahoo! Finance and Nasdaq.com, and from the migration of users from EDGAR Access. EDGAR Access (www.access.edgar-online.com), our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only.

I-Metrix Data Products and Solutions

I-Metrix Data Feeds. We make the content of our various databases available through direct data feed delivery. These products consist of digital data feeds transmitted through hosted web pages, multiple application programming interfaces, including FTP, .NET web services, or customized request response mechanisms.

This allows our customers to seamlessly replicate a feature or functionality of our service inside that customer’s intranet, extranet and other proprietary products or applications. For instance, customers such as Standard & Poor’s, Lexis-Nexis, Shareholder.com and One Source use this mechanism to enhance the functionality of their own products and services.

I-Metrix Data Solutions. I-Metrix data solutions leverage our data processing and distribution platform, and include conversion of unstructured content and information, data storage, distribution and analysis. For example, we enable filing agents, exchanges, regulators, financial service organizations and other companies to process content, including financial statements and footnotes, into an XBRL format. Specifically, R.R. Donnelley leverages this solution to provide their customers with a mechanism for filing XBRL financial statements with the SEC. Additionally, customers utilize digital data feeds and tools to access our XBRL formatted data to be integrated into third party products, client applications and custom solutions.

Other Services

We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Advertising and e-commerce revenue is recognized as the services are provided.

GROWTH STRATEGY

Our growth strategy is designed to capitalize on our brand recognition, our position as a provider of information to the financial and business community, our expertise in XBRL and our powerful data solutions platform.

Increase Sales to New and Existing Customers

Our sales force will enable us to realize our goal of expanding and increasing sales of our new and existing products and services, with particular emphasis on the new I-Metrix suite of products and data solutions. The sales group will continue to grow to meet the anticipated new demand for our services. Fundamental to our sales effort is the identification of key markets for higher value data solutions sales opportunities around the world. Our ongoing marketing activities involve lead generation and targeting for the sales team to focus on those users who are more suited to subscribe to our premium services and solutions and driving lower priced subscription products through our online registration system on our website, www.edgar-online.com.

Develop New Products and Services

We continue to enhance our existing products and services by increasing functionality, platform capability and including more varied data sets from EDGAR content and other business information sources. We also regularly develop and license new analytical and screening tools, as well as add new databases to enhance our offerings. For example, we have added a database of Chinese company financial statements. As foreign jurisdictions begin to require disclosures in XBRL, we will be further building our database of additional foreign financial statement data and offering our XBRL expertise to assist U.S. and global XBRL development efforts.

Expand Functionality and Content Offerings

We continuously introduce new value-added services which increase revenues from our existing customer base and attract new customers. We have sophisticated search technology under development to further mine data and information. For example, in 2006, we developed and launched a topics solution which allows for deeper searching into SEC documents to extract key concepts as opposed to key words. This process delivers more accurate results across very complex document databases. Additionally, we introduced more specialized and versatile tools and features for our products and services to further enrich the type of information utilized by our customers.

We are currently focused on the following:

•

Fundamental data. Fundamental data includes full XBRL and summary data sets of income statements, balance sheets, statements of cash flow and footnotes. We are expanding our fundamental data products to include information from sources other than SEC filings, such as earnings estimates and global data, as well as broadening the ways in which we present this data.

•	Data solutions. We have recently productized our data conversion, extraction and tagging processes and made them available to clients in conjunction with associated tools to work with the data.

•	Data mining. We continue to build integrated search tools that are based on real-time analysis of key events, topics and financial ratios.

Expand Internationally

We intend to market our services more aggressively to international markets and are expanding our database to include filings made outside the U.S. to provide our users with access to corporate and financial information from these filings. For example, in early 2006, we announced a partnership with the Shanghai Stock Exchange and the Shenzhen Stock Exchange through which we have access to the current financial filings of all Chinese companies that trade on these exchanges, as well as historical data for up to five years. We made the Chinese company financial information available to clients of our I-Metrix suite of products in early 2007.

Expand Existing Alliances and Develop New Strategic Partnerships

We will seek to leverage our position as a leading source of business and financial information, and our XBRL expertise, by broadening our existing channels and creating new strategic relationships. We believe that creating additional strategic relationships will allow us to reach a more diverse customer base, leverage our data platform beyond its current internal use, strengthen our brand awareness and ensure that we remain dominant in our current and future markets. We have developed strategic relationships with a number of industry leaders including R.R. Donnelley, Microsoft, TheMarkets.com and Cartesis.

R.R. Donnelley. In January 2006, we entered into an agreement with R.R. Donnelley to begin offering to public companies a full service of SEC compliance solutions that process financial information into XBRL. The service allows public companies to submit XBRL financial statements concurrently with their SEC filings or subsequently on a Form 8-K. Additionally, in February 2006, we entered into a sales and marketing agreement with R.R. Donnelley through which the R.R. Donnelley global sales force is offering our EDGAR Pro and our I-Metrix suite of XBRL products to R.R Donnelley’s customers and prospects.

Microsoft. In October 2003, we signed a memorandum of understanding with Microsoft whereby we have worked with Microsoft to build analytical capabilities within Microsoft Excel, the first commercial application of the XBRL standard. In July 2004, we signed an additional agreement which allowed us to build this tool into the I-Metrix suite of products. With I-Metrix, users simply input a company’s name or ticker symbol into an Excel spreadsheet, and that company’s financial data is automatically inserted in the appropriate cells, saving time and ensuring accuracy. Our I-Metrix products have also been optimized for Microsoft Office 2007, and a version for that platform was released on February 28, 2007.

TheMarkets.com. In October 2006, we announced a reseller agreement with TheMarkets.com which will leverage the sales force of TheMarkets.com to further distribute our I-Metrix products into the financial service marketplace. TheMarkets.com’s sales force has been trained and began actively selling the product late in the fourth quarter of 2006. I-Metrix can be sold via this channel as an add-on to TheMarkets.com subscription product or as a bundled offering with their global research and estimates platform.

Cartesis. In April, 2006, we announced a partnership with Cartesis, a business performance management software company, to provide external data and information from the EDGAR Online database to users of the Cartesis platform. As a result of this partnership, Cartesis users will be able to add an EDGAR Online subscription to their Cartesis purchase and pull in information on peers, competitors and industries to do benchmarking and other in-depth analysis along side their internal data. We are currently working on joint marketing programs with Cartesis to promote the solution.

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

SALES AND MARKETING

As of March 2, 2007, we have a staff of 21 employees dedicated to executing on our sales and marketing strategy. We believe that our primary target markets, financial services, data integrators, corporations, governmental agencies and advisory firms, will continue to represent an important source of revenue growth for the next few years.

We promote our products and services through our direct sales organization, websites, marketing alliances, direct marketing and events. Through these efforts, we focus on I-Metrix, enterprise contracts for EDGAR Pro, data feed products and custom solutions via the direct sales force. We drive new potential EDGAR Pro and EDGAR Access customers to subscribe to our services online. Additionally, we up-sell higher value services to our existing subscribers.

Our direct sales efforts are focused on decision makers and end users in our primary target markets. Our marketing programs are focused on lead generation and qualification programs, promotional and educational materials including white papers, product information, product tours and flash demos and traffic driving efforts including paid and organic search and pay-per-click advertising. Lead generation is managed using lists we acquire from third parties or names that we acquire through our own online registration system with traffic coming from partners such as Yahoo! Finance and Google Finance. In exchange for allowing users access to a basic level of financial information on a company through these websites and other marketing alliances, we drive traffic to our newly redesigned website that is architected to drive users to subscribe, find critical information and contact us via phone, email or live chat.

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citigroup and Morgan Stanley, stock exchanges such as Nasdaq and the New York Stock Exchange, leading information companies such as Lexis-Nexis, Moody’s and Reuters, and corporations such as Amgen, Intel and Verizon.

We have over 240 clients that license our data products and services for use in existing intranet, extranet and other product applications. We also have over 17,700 individual users of I-Metrix, EDGAR Pro and EDGAR Access. These subscribers represent a wide array of users in the financial services, accounting, legal, corporate and other markets.

COMPETITION

We are a provider of financial and business information via subscriptions, data licenses and solutions. As such, we compete with businesses that provide similar information and have greater resources and market penetration than we do. As a result, they have been able to establish a stronger competitive position than we have, in part through greater marketing resources.

We believe that competition for business information, tools and solutions includes such companies as Reuters, Standard & Poor’s, Thomson Financial and FactSet. Competition for information focused on financial data includes S&P’s Capital IQ, Dun & Bradstreet, SNL and other smaller niche players. Other competitors include companies such as 10-K Wizard Technology, which focuses on simple SEC data offerings, and MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

Many of these competitors have longer operating histories, larger, more established customer bases, greater brand recognition and significantly greater resources, particularly financial resources. As a result, they may develop products and services comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We believe that we have a first-mover advantage around our XBRL platform and based on our platform, pricing, content and features of the products and services that we provide, we can remain highly competitive in the financial and business information market.

We believe that the principal competitive factors in our market include the following:

•	Speed of delivery;

•	Accuracy;

•	Transparency and granularity;

•	Cost efficiencies;

•	Scope of service;

•	Quality of service;

•	Convenience;

•	Customer service;

•	Reliability of service; and

•	Availability of enhanced services.

We believe our competitive strengths include the following:

Proprietary Platform. The data processing, distribution and storage platform we have developed for our own products can also hold tremendous value for other companies who need to deliver accurate, timely and reliable data and information. The innovative way we have built the system allows for us to process data more efficiently than current manual or offshore models, and can be used to further enhance our own product and data offerings and add value to other companies, exchanges, agencies and financial institutions.

Timeliness. Our information databases and products are created in real-time or near real-time. As a result, our clients benefit from access to company information as it is submitted to the SEC. Subscribers to our services also receive real-time alerts based on various criteria of importance to them. Similarly, our digital data feeds make available EDGAR documents and parsed data moments after they have been filed. Immediate access to new information is imperative for those in the financial services market requiring real-time data for competitive decision-making.

Ease of use. Our user interfaces are built to work within our client’s existing workflows. For example, I-Metrix enables clients to utilize Microsoft Excel and web-based systems to analyze financial statement data extracted from SEC filings for screening and analysis. Further, our subscription services are delivered via a standard web browser in a friendly, easy to use graphical user interface. We have worked to ensure that the data our users need to perform their jobs is typically no more than two clicks away. These efforts ensure that subscribers can begin using our services immediately, without any special training.

Versatility and flexibility. We can provide our customers with a web-delivered subscription service that allows for immediate purchase, immediate use and easy access. Through our I-Metrix suite of products, we offer an end user solution, a web service to deliver XML or XBRL data in bulk, and a service to convert company data into standardized XBRL format. Our data feeds allow a high degree of customization for clients that want all or part of the offered databases and functionality built into their existing applications. We also will create customized databases, data solutions, tools, extracts and delivery mechanisms for clients with special needs.

INTELLECTUAL PROPERTY

The SEC has granted us a non-exclusive, royalty-free license to use the name EDGAR in our logo and corporate name through 2009. We also have over 401 unique registered domain names, including those representing our products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration for our I-Metrix, EDGAR Online and EDGAR Access trademarks from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings, and have active patent applications for I-Metrix and related processes and products.

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

TECHNOLOGY

We develop and maintain our technology in-house and have created new distinct databases from EDGAR data such as XBRL fundamental data sets, initial public offering data, normalized financial data, ownership data and secondary public offering data. In addition, we can incorporate existing technologies and solutions driven by domestic and international data feeds, validation systems, charting applications, quoting applications, and various maintenance tools that ensure our commitment to data quality.

Our proprietary technology has been focused on a framework approach, which allows us to integrate solutions that were developed internally or exclusively for us in combination with third-party vendors, as well as easily incorporate system modifications. Some of our proprietary solutions include our repository of financial information, mutual fund e-prospectuses, web-based customer interfaces, section extraction, form-type specific data extraction systems, XBRL and XML delivery systems, permissioning systems, alerting systems and our customer support and tracking system. Software solutions obtained commercially include the Great Plains Accounting System, Salesforce.com, the Autonomy Search Engine and the NetOwl Extractor.

Over the last several years, we have developed various proprietary software solutions that enable us to perform many complex data mining functions necessary to deliver our services on a real-time and cost-effective basis to our customers. Our status as a Microsoft Certified Partner has allowed us to leverage newer technologies in support of creating proprietary applications, integrating them into our enterprise systems, and providing us a significant advantage over any competitors seeking to match our speed and accuracy in extracting data from the EDGAR database and delivering that data to a large number of customers in a variety of formats.

INFRASTRUCTURE AND OPERATIONS

Although third party development support is sometimes used in order to meet some aggressive development timelines, our employees now perform the majority of our development programming, as well as manage our content delivery infrastructure. We own all the application level systems that serve our content delivery. The largest portion of our development team is located in our Rockville, Maryland office. In addition, the delivery solutions developed and maintained for some of our largest corporate customers are hosted primarily in our data center in Rockville and are facilitated by our use of the Microsoft technologies framework. The Rockville data center is also the primary facility that provides services used to deliver and support all of our products, data feeds and other content delivery mechanisms.

Redundancy, scalability and security have been and always will be a core focus of our support staff and executives. All of our critical systems, including our accounting system, user information databases, repository of EDGAR filings, and all of our real-time updated data sets are backed up on at least a daily basis and then stored offsite. Additionally, we make use of various applications and techniques to ensure the availability of our applications and data throughout the day using procedures like application or data replication, clustering, load balancing, and extensive application monitoring.

Our systems are maintained on a 24 hour-a-day, 7 day-a-week basis by our own technicians. Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 a.m. to 5:00 p.m. (ET). Customer and support inquiries have the availability of our websites, e-mail and telephone options for assistance.

EMPLOYEES

As of March 2, 2007, we employed 87 people, two of whom are part-time employees. None of our employees is a member of a union. We believe that we have good relations with our employees. Competition in recruiting personnel in our industry is intense. We believe our future success will depend in part on our continued ability to recruit and retain highly skilled technical, management and sales and marketing personnel.

CORPORATE HISTORY

We are a Delaware corporation formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. Our executive offices are located at 50 Washington Street, Norwalk, Connecticut 06854 and our telephone number is (203) 852-5666.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website at www.edgar-online.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Forward-Looking and Cautionary Statements

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

We have never operated at a profit and we anticipate incurring a loss in 2007, and may incur additional losses in 2008. At December 31, 2006, we had an accumulated deficit of $57.8 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003, to approximately $12.9 million in 2004. Revenues increased to $14.2 million in 2005 and $16.2 million in 2006. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

We may not be able to obtain additional financing.

We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to raise additional funds, however, to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

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

Nasdaq related revenue has been decreasing as a percent of total revenue over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 10% and 7% of our total revenue during the years ended December 31, 2005 and 2006, respectively. We expect that Nasdaq will continue to be a significant customer despite the termination of an earlier technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

If we cannot generate new customers, we may not achieve profitability.

To increase our revenues and achieve profitability, we must increase our customer base significantly. We generate leads for new users from our websites and through our content distribution relationships from such websites as Yahoo! Finance, Nasdaq.com and Google Finance. These leads must be converted into subscriptions or data licenses for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability.

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

We rely on distribution agreements, and any failure to obtain or maintain such distribution relationships on reasonable terms, or failure to achieve revenue targets, could impair our ability to fully execute our business plan.

We derive a portion of our business from sales of our products and services through distribution channels with strategic resellers. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors may not renew their distribution agreements with us. Further, some of our distributors may not achieve certain revenue targets outlined in our agreements. Also, in the future, existing and potential distributors may not offer distribution of our products and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, or such distributors fail to achieve certain revenue targets, we may not be able to fully execute our business plan.

The industry in which we operate is highly competitive and has low barriers to entry. Increased competition would make profitability even more difficult to achieve.

We compete with many providers of business and financial information including S&P’s Capital IQ, Dun & Bradstreet, Reuters, Standard & Poor’s, Thomson Financial, FactSet 10-K Wizard, MSN Money and Yahoo! Finance. Our industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, market penetration, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

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

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Susan Strausberg, our Chief Executive Officer, President and Secretary, Greg D. Adams, our Chief Financial Officer and Chief Operating Officer, Stefan Chopin, our Chief Technology Officer and Morton Mackof, Executive Vice President of Sales, all of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel.

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

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. An audit by one taxing authority is currently ongoing. There is inherent uncertainty in the audit process. If necessary, we will record our best estimate of probable liabilities that may exist. We have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond amounts that are probable and estimable.

Changes in accounting standards regarding stock option plans may limit the desirability of granting stock options, which may reduce our profitability and may affect our stock price.

We adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006. This statement requires us to expense the value of stock options granted to employees over the vesting period of the options. The adoption of this statement may reduce the attractiveness of granting stock options because the additional expense associated with these grants will reduce our profitability. If we limit option grants, it could have an adverse effect on our ability to retain current employees and our ability to attract future employees. Additionally, the adoption of SFAS No.123(R) had, and may continue to have, a material impact on our net income and earnings per share. We cannot determine how investors will view the change in accounting treatment of stock-based compensation and the change in our practices and how these changes may impact our stock price and perception of our value.

Our internal controls may be ineffective.

Effective internal controls are necessary to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of our inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experiences difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 2, 2007, the highest closing sales price of our common stock was $5.12 and the lowest closing sales price of our common stock was $2.88. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In May 2006, we entered into a lease for approximately 7,500 square feet of office space for our principal executive offices are located in Norwalk, Connecticut. This lease expires in May 2011. We also lease approximately 4,900 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses our sales and administrative personnel. This lease expires in August 2012. Additionally, we lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Rockville, Maryland. This lease expires in August 2015. These facilities house our development and operations personnel, and our computer and communications equipment.

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

On February 22, 2006, we entered into a settlement agreement which concluded a lawsuit commenced in April 27, 2004 by our former employee, A. Jason Sears, in the United States District Court for the District of Connecticut. The suit alleged causes of action for breach of contract, breach of the covenant of good faith and fair dealing, slander per se, negligent infliction of emotional distress and various causes of action pursuant to Connecticut’s statutory employment law, arising out of the expiration of Mr. Sears’ employment agreement dated on April 30, 2004. As per the terms of the settlement agreement, Mr. Sears and his designee received an aggregate of $240,000. Mr. Sears also received options to purchase an aggregate of 52,500 shares of our common stock at exercise price of $3.50 per share, which was the closing price on the settlement date. We have valued the options using a Black-Scholes calculation at an aggregate of $98,000, and have recorded a total accrual related to this settlement of $338,000 at December 31, 2005. We and Mr. Sears also agreed not to disparage each other pursuant to the settlement agreement. See footnote 6 to our audited consolidated financial statements for the year ended December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for our Common Stock

On March 2, 2007, the closing sales price of our common stock on the Nasdaq Global Market was $3.05.

Our common stock is traded on the Nasdaq Global Market under the symbol EDGR. The following table sets forth the high and low closing sales prices of our common stock as quoted by the Nasdaq Global Market:

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$3.51	$1.30
Second Quarter	$3.95	$2.33
Third Quarter	$2.61	$2.13
Fourth Quarter	$2.35	$1.59
Fiscal Year Ended December 31, 2006
First Quarter	$5.12	$1.67
Second Quarter	$4.92	$3.60
Third Quarter	$4.33	$3.55
Fourth Quarter	$3.62	$3.07
Fiscal Year Ended December 31, 2007
First Quarter (through March 2, 2007)	$3.60	$2.88

We also had warrants to purchase common stock that were trading on the Nasdaq Global Market under the symbol EDGRW since May 26, 2004. These warrants were originally issued to investors who purchased units comprised of two shares of our common stock and one warrant in our May 2004 public offering. In March 2005, we called for the redemption of 2,875,000 warrants for the purchase of one share of common stock per warrant at $1.50 per share. The terms of the warrants, which were separately traded, gave us the ability to redeem them for $0.25 per warrant after the closing price of our stock equaled or exceeded $2.00 per share for any five consecutive trading days by giving certain notice to the then warrant holders. We satisfied this requirement on November 26, 2004 and later established the redemption date as April 28, 2005. Prior to the redemption date, 2,823,935 of such warrants were exercised into the same number of shares of common stock resulting in net proceeds of approximately $4.2 million. We redeemed the remaining 51,065 warrants at a cost to us of $12,766. In addition, as part of the May 2004 offering, we issued a warrant to the underwriter to purchase 250,000 units for a price of $2.40 per unit. The underwriter exercised this warrant in April 2005 on a cashless basis which resulted in the issuance of 495,431 shares of common stock.

The following table sets for the high and low closing prices of our former warrants as quoted by the Nasdaq Global Market prior to their redemption:

	High	Low
Fiscal Year Ended December 31, 2005
First Quarter	$2.15	$0.47
Second Quarter (through April 28, 2005)	$2.69	$1.60

Holders

As of March 2, 2007, there were approximately 81 holders of record of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have sold no equity securities during the period covered by this report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2006 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2002	2003	2004	2005	2006(1)
	(in thousands, except per share information)
Statement of Operations Data:
Subscriptions	$5,148	$5,953	$6,919	$8,276	$9,364
Data licenses	5,380	4,833	4,575	5,204	6,510
Technical services	4,287	2,805	823	376	—
Advertising and e-commerce	1,356	728	568	379	372

Total revenues	16,171	14,319	12,885	14,235	16,246
Cost of revenues	2,632	1,979	1,898	2,079	2,464

Gross profit	13,539	12,340	10,987	12,156	13,782
Operating expenses:
Selling, general and administrative and development	12,315	11,086	12,167	15,950	18,009
Restructuring and severance charges (2)	(182)	784	—	—	—
Amortization and depreciation	2,880	2,503	2,226	1,932	1,843

Loss from operations	(1,474)	(2,033)	(3,406)	(5,726)	(6,070)
Interest income (expense) and other, net	(251)	(134)	1,240	148	144

Loss before cumulative effect of change in accounting principle	(1,725)	(2,167)	(2,166)	(5,578)	(5,926)
Cumulative effect of change in accounting principle (3)	(9,317)	—	—	—	—

Net loss	$(11,042)	$(2,167)	$(2,166)	$(5,578)	$(5,926)

Loss before cumulative effect of change in accounting principle per share—basic and diluted	$(0.10)	$(0.13)	$(0.11)	$(0.23)	$(0.23)
Cumulative effect of change in accounting principle per share—basic and diluted	(0.55)	(0.00)	(0.00)	(0.00)	(0.00)

Net loss per share—basic and diluted	$(0.65)	$(0.13)	$(0.11)	$(0.23)	$(0.23)

Weighted average shares outstanding—basic and diluted (4)	16,933	16,976	20,254	23,958	25,484

	December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$5,550	$3,860	$2,678	$5,334	$2,865
Investments	$—	$—	$2,000	$—	$205
Working capital (deficit)	$2,458	$702	$2,709	$2,012	$(93)
Total assets	$23,219	$19,145	$18,606	$19,255	$15,872
Long-term debt	$1,878	$—	$—	$—	$—
Stockholders' equity	$16,370	$14,015	$14,413	$13,366	$9,930

(1)	We adopted Statement of Financial Accounting Standard No. 123(R) (SFAS 123R) effective January 1, 2006. 2006 results include stock-based compensation expense of $38 in cost of revenues and $990 in selling, general and administrative and development expenses which was not required to be recognized in prior years.

(2)	In 2001, we recognized restructuring costs which were primarily comprised of expenses associated with closing our Kirkland, Washington office. These costs include severance payments, non-recoverable lease liabilities, loss on fixed assets, and the cost of non-cancelable service contracts for operating expenses such as phone lines and equipment leases. Restructuring costs also include severance expenses for FIS employees. In 2002, portions of these costs were reversed as contract terminations were negotiated. In 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer.
(3)	We adopted SFAS 142 effective January 1, 2002. This standard required that we performed a transitional assessment to determine whether there was an impairment of goodwill. The assessment indicated that goodwill associated with the FIS acquisition was impaired and accordingly, we recognized a non-cash charge as the cumulative effect of a change in accounting principle for the write-down of goodwill to its fair value.
(4)	Diluted loss per share has not been presented separately, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,124,643, 3,347,660, 6,994,742, 3,372,514 and 3,066,269 for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 respectively.

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

OVERVIEW

We provide financial and company information, data solutions and tools to professionals who rely on information to manage their business and make key investment decisions. We also are the leading company working with the global XBRL standard for financial reporting. We launched our EDGAR Online website in January 1996 and began selling our subscription services and establishing contractual relationships with business and financial information websites to supply EDGAR content. Our primary focus was generating sales leads and building brand recognition.

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

We are continuing to focus on growing our subscriptions and data product and solutions and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include our I-Metrix suite of products, EDGAR Pro and EDGAR Access. The I-Metrix suite of products, including Standard, Professional, and Vision editions, is our premium end user subscription service. I-Metrix products allow for in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

I-Metrix Data Licenses and Solutions. We make the content of our various databases available through digital data feeds and multiple application programming interfaces. We also offer I-Metrix data solutions which include conversion of unstructured content and information, data storage, distribution and analysis. Additionally, customers utilize digital data feeds and tools to access our XBRL formatted data to be integrated into third party products, client applications and custom solutions. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses, or, in the case of certain up-front fees, over the estimated customer relationship period. Revenue from data solutions is recognized in the period services are rendered.

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

	Year Ended December 31,
	2004	2005	2006
Total revenues	100%	100%	100%
Cost of revenues	15	15	15

Gross profit	85	85	85
Operating expenses:
Sales and marketing	20	33	32
Product development	13	20	23
General and administrative	62	59	56
Amortization and depreciation	17	13	11

Loss from operations	(27)	(40)	(37)
Interest and other, net	10	1	1

Net loss	(17)%	(39)%	(36)%

COMPARISON OF THE YEARS 2004, 2005 and 2006

REVENUES

Total revenues for the year ended December 31, 2006 increased 14% to $16.2 million, from $14.2 million for the year ended December 31, 2005. The net increase in revenues is primarily attributable to a $1.1 million, or 13%, increase in subscriptions and a $1.3 million, or 25%, increase in data licenses which were partially offset by a $376,000 or 100%, decrease in technical services revenues.

Total revenues for the year ended December 31, 2005 increased 10% to $14.2 million, from $12.9 million for the year ended December 31, 2004. The net increase in revenues is primarily attributable to a $1.4 million, or 20%, increase in subscriptions and a $629,000, or 14%, increase in data licenses which were partially offset by a $447,000 or 54%, decrease in technical services revenues and a $189,000, or 33%, decrease in advertising and e-commerce revenues.

Subscriptions

	Year Ended December 31,
	2004	2005	2006
Revenues (in $000s)	$6,919	$8,276	$9,364
Percentage of total revenue	54%	58%	58%
Number of subscribers	23,800	20,500	17,700
Average price per subscriber	$291	$404	$529

The increase in subscription revenue is primarily due to a 31% increase in the average price per subscriber in 2006 from 2005 and a 39% increase in the average price per subscriber in 2005 from 2004. The increases in subscriptions to our premium product, EDGAR Pro, were offset by cancellations and user migrations from our retail service, EDGAR Access, which caused the net decrease in the number of subscribers in 2005 and 2006. During the first half of 2005, we expanded our sales, account management and marketing teams in order to sell EDGAR Pro and our I-Metrix suite of products to our existing and new customers and capitalize on our strategic initiatives and customer relationships. With an expanded sales team and the expected increase in sales of I-Metrix, we expect to continue to increase subscription revenues and our average price per subscriber.

Data Licenses

	Year Ended December 31,
	2004	2005	2006
Revenues (in $000s)	$4,575	$5,204	$6,510
Percentage of total revenue	36%	36%	40%
Number of contracts	194	207	242
Average price per contract	$23,582	$25,140	$26,901

Data licenses have increased in 2005 and 2006 due to the increase in the overall number of contracts as well as an increase in the average annual price per contract.

Technical services

	Year Ended December 31,
	2004	2005	2006
Revenues (in $000s)	$823	$376	$—
Percentage of total revenue	6%	3%	0%

The decrease in technical services revenue is due to decreases in the services provided to Nasdaq, the sole client to which we provided technical services. In May 2003, the Nasdaq-Online.com website that we previously hosted in our Rockville, Maryland facility was removed from our data center and into Nasdaq’s facility, significantly reducing our technical services revenue beginning in the second half of 2003. In 2004, Nasdaq further reduced their technical services contract and all services under the contract were ceased in mid 2005.

Advertising and E-Commerce

	Year Ended December 31,
	2004	2005	2006
Revenues (in $000s)	$568	$379	$372
Percentage of total revenue	4%	3%	2%

The decrease in advertising and e-commerce revenues is primarily due to the decrease in advertising rates and impressions due to the migration of many of our users to our premium service that does not support ads. List sales, which are included in e-commerce revenues, have also decreased in 2005 and 2006.

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

Total cost of revenues for the year ended December 31, 2006 increased $385,000, or 19%, to $2.5 million, from $2.1 million for the year ended December 31, 2005. The increase in cost of revenues is primarily attributable to a $151,000 increase in data costs, a $120,000 increase in amortization of capitalized costs and a $77,000 increase in payroll related costs.

Total cost of revenues for the year ended December 31, 2005 increased $181,000, or 10%, to $2.1 million, from $1.9 million for the year ended December 31, 2004. The increase in cost of revenues is primarily attributable to a $165,000 increase in payroll related costs and the addition of $60,000 of amortization of capitalized costs which were offset by a $67,000 decrease in barter expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2006 increased $528,000, or 11%, to $5.2 million, from $4.7 million for the year ended December 31, 2005, due to a $235,000 increase in payroll expenditures as well as the addition of $286,000 of stock-based compensation expense. Sales and marketing expenses for the year ended December 31, 2005 increased $2.0 million, or 79%, to $4.7 million, from $2.6 million for the year ended December 31, 2004. The increase is due to an overall increase in sales and marketing expenses related to the new I-Metrix suite of products including a $1.4 million increase in payroll costs and $634,000 increase in advertising and marketing expenses.

Development. Development expenses for the year ended December 31, 2006 increased $969,000, or 34%, to $3.8 million, from $2.8 million for the year ended December 31, 2005 primarily due to a $714,000 increase in outside development expenses related to our I-Metrix suite of products, a $193,000 increase in payroll costs and the addition of $62,000 of stock-based compensation expense. Development expenses for the year ended December 31, 2005 increased $1.2 million, or 78%, to $2.8 million, from $1.6 million for the year ended December 31, 2004. The increase in development expenses is primarily due to a $607,000 increase in payroll costs and the addition of $674,000 in outside development expenses related to the build out of the new I-Metrix suite of products which were not capitalized as they were incurred subsequent to the general release of the I-Metrix products.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2006 increased $562,000, or 7%, to $9.0 million, from $8.5 million for the year ended December 31, 2005. The increase was primarily due to a $217,000 increase in bad debt provisions, a $111,000 increase in communications costs and a $67,000 increase in rent as well as the addition of $642,000 of stock-based compensation expense which were offset by a $493,000 decrease in professional fees primarily related to the lawsuit settlement accrued in 2005. General and administrative expenses for the year ended December 31, 2005 increased $493,000, or 6%, to $8.5 million, from $8.0 million for the year ended December 31, 2004. The increase was primarily due to a $551,000 increase in professional fees, a $98,000 increase in insurance and a $92,000 increase in rent which were offset by a $155,000 decrease in payroll expenses and a $160,000 decrease in bad debt provisions. The increase in professional fees is primarily due to legal fees and an accrual for the settlement of a lawsuit related to an employment matter which was settled in February 2006.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2006 decreased $89,000, or 5%, to $1.8 million, from $1.9 million for the year ended December 31, 2005. Depreciation and amortization for the year ended December 31, 2005 decreased $294,000, or 13%, to $1.9 million, from $2.2 million for the year ended December 31, 2004. The decreases are due to several fixed assets becoming fully depreciated as well as the identifiable intangible assets related to our acquisition of FreeEDGAR in 1999 becoming fully amortized in 2004.

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

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands) (UNAUDITED)
Revenue Sources:
Subscriptions	$1,899	$2,037	$2,102	$2,238	$2,260	$2,486	$2,271	$2,347
Data licenses	1,241	1,352	1,274	1,337	1,589	1,660	1,719	1,542
Technical services	230	99	47	—	—	—	—	—
Advertising and e-commerce	133	122	42	82	69	53	74	176

Total	$3,503	$3,610	$3,465	$3,657	$3,918	$4,199	$4,064	$4,065

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $2.9 million for the year ended December 31, 2006, an increase from net cash used in operating activities of $2.4 million for the year ended December 31, 2005. This is primarily due to continued increases in sales and marketing and product development expenses related to our I-Metrix suite of products.

Capital expenditures, primarily for computers and equipment, totaled $786,000 for the year ended December 31, 2005, and $491,000 for the year ended December 31, 2006. The purchases were made to support our expansion and increased infrastructure.

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

At December 31, 2006, we had cash and cash equivalents on hand of $2.9 million. We have no off-balance sheet arrangements at December 31, 2006. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations, which consist solely of operating leases, at December 31, 2006, in thousands, were as follows:

Payments Due by Period

Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

$6,770	$927	$2,903	$2,134	$806

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

We derive revenues from three primary sources: subscriptions to our web services, licenses with corporate customers for customized data, and advertising and other e-commerce based revenues. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data licenses is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Advertising and e-commerce revenue is recognized as the services are provided. Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards based on estimated grant date fair values. The Company estimates the fair value using the Black-Scholes valuation model which requires the Company to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. The Company recognizes the expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and will included the impact of these expected forfeitures in stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after Dec. 15, 2006. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Annual report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summaried and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by BDO Siedman LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitation of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that EDGAR Online, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). EDGAR Online’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that EDGAR Online, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, EDGAR Online, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EDGAR Online, Inc. as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 14, 2007 expressed an unqualified opinion.

/S/    BDO SEIDMAN, LLP

New York, New York

March 14, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our current executive officers and directors and their respective ages as of March 2, 2007 are as follows:

Name	Age	Position
Susan Strausberg (1)	67	Chief Executive Officer, President, Secretary and Director
Marc Strausberg (1)	71	Chairman of the Board of Directors
Greg D. Adams (1)	45	Chief Operating Officer, Chief Financial Officer and Director
Stefan Chopin	48	Chief Technology Officer
Morton Mackof	59	Executive Vice President of Sales
Elisabeth DeMarse (2)(3)(4)	52	Director
Richard L. Feinstein (3)(4)	63	Director
Mark Maged (2)(3)(4)	75	Director
Douglas K. Mellinger (2)	42	Director

(1)	Member of the Outside Directors Compensation Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating Committee.
(4)	Member of the Audit Committee.

Susan Strausberg, one of our co-founders, has served as a member of the Board of Directors, Chief Executive Officer and Secretary since our formation in November 1995, and as President since January 2003. Ms. Strausberg served on the Board of Directors of RKO Pictures from December 1998 to May 2001. Ms. Strausberg is a member of the Sarah Lawrence Planning Committee. Ms. Strausberg is the wife of Marc Strausberg, our other co-founder and Chairman. Ms. Strausberg received a B.A. degree from Sarah Lawrence College.

Marc Strausberg, our other co-founder, has served as Chairman of the Board of Directors since our inception in November 1995. Mr. Strausberg serves on the advisory board of CARLAB, the Continuous Auditing Research Lab at Rutgers University, and is a member of the Council on the future of the Courant Institute of Mathematical Sciences at New York University. Mr. Strausberg is the husband of Susan Strausberg, our Chief Executive Officer and President. Mr. Strausberg received a B.A. degree from Muhlenberg College.

Greg D. Adams joined us as our Chief Financial Officer in March 1999 and became Chief Operating Officer in January 2003. Mr. Adams became a member of the Board of Directors in February 2004. From May 1996 to March 1999, Mr. Adams served as Senior Vice President Finance and Administration of PRT Group Inc., a technology solutions and services company. Mr. Adams is a Certified Public Accountant. Mr. Adams is a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants, and serves as Vice Chairman of Financial Executives International committee on finance and information technology. Mr. Adams received a B.B.A. degree in Accounting from the College of William & Mary.

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

Elisabeth DeMarse has been a member of the Board of Directors since November 2004. Ms. DeMarse is President and Chief Executive Officer of Creditcards.com, a personal finance internet site. She is also currently a member of the Board of Directors for ZipRealty, where she serves on the Audit and Compensation Committees. From April 2000 to July 2004, Ms. DeMarse served as President and Chief Executive Officer of Bankrate Inc., an internet based consumer banking marketplace. From January1999 to April 2000, Ms. DeMarse served as Executive Vice President of International Operations at Hoover’s, Inc., which operates Hoover’s Online. Prior to her focus in the Internet sector, she spent ten years at Bloomberg L.P. in various leadership positions, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. cum laude from Wellesley College, where she majored in history, and an M.B.A. from Harvard with an emphasis on marketing. Ms. DeMarse is a member of The Committee of 200.

Richard L. Feinstein has been a member of the Board of Directors since April 2003. Mr. Feinstein is currently a private consultant providing management and financial advice to clients in a variety of industries. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

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

Board of Directors and Committees

The Board of Directors has an Audit Committee, a Compensation Committee, an Outside Directors Compensation Committee and a Nominating Committee. A majority of the Board of Directors, consisting of Ms. DeMarse and Messrs. Feinstein, Maged and Mellinger qualify as “independent” in accordance with the published listing requirements of Nasdaq.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Ms. DeMarse and Messrs. Feinstein and Maged, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent” under special standards established by the SEC for members of audit committees. Mr. Feinstein serves as the Chairman of the Audit Committee.

The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Ms. DeMarse and Messrs. Maged and Mellinger, and, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Maged serves as the Chairman of the Compensation Committee.

The Outside Directors Compensation Committee has the discretion of granting compensation and stock options to the outside directors under the terms of the 2005 Stock Award and Incentive Plan. The members of the Outside Directors Compensation Committee are Ms. Strausberg and Messrs. Adams and Strausberg.

The Nominating Committee reviews and assesses the composition of the Board of Directors, assists in identifying potential new candidates for Director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Messrs. Feinstein and Maged, and Ms. DeMarse, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Maged serves as the Chairman of the Nominating Committee. There have been no material changes to the procedures by which stockholders may recommend a nominee to our Board of Directors.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Feinstein is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K under the Exchange Act, and is also independent, as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and within the meaning of the director independence standards of Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require us to disclose any reporting violations with respect to the 2006 fiscal year which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms received by us, we believe that all required reports for the 2006 fiscal year have been timely filed.

Code of Ethics

We have adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer and Chief Financial Officer and a written Code of Conduct (the “Code of Conduct”) that applies to all our directors, officers and employees.

A copy of the Code of Ethics and the Code of Conduct is available on our website at www.edgar-online.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or the Code of Conduct or any waiver of the Code of Ethics or the Code of Conduct will be disclosed on our website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Our Compensation Committee (for purposes of this analysis, the “Committee”) of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to the Named Executive Officers (as defined in the Summary Compensation Table below) is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Committee believes that the compensation programs for executive officers should reflect our performance and the value created for our stockholders. In addition, the Committee believes that the compensation program should support our short-term and long-term strategic goals and values and should reward individual contributions to our success. The Committee ensures that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance with the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

Our overall compensation philosophy is to provide a total compensation package that is competitive and enables us to attract, motivate, reward and retain key executives and other employees who have the skills and experience necessary to promote our short and long-term financial performance and growth.

The Committee recognizes the critical role of its executive officers in the significant growth and success of the Company. Accordingly, our executive compensation policies are designed to: (1) align the interests of executive officers and stockholders by encouraging stock ownership by executive officers and by making a significant portion of executive compensation dependent upon our financial performance; (2) provide compensation that will attract and retain talented professionals; (3) reward individual results through base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various other benefits; and (4) manage compensation based on skill, knowledge, effort and responsibility needed to perform a particular job successfully.

In its review of salary, bonuses and long-term incentive compensation for its executive officers, the Committee takes into account both the position and expertise of a particular executive, as well as the Committee’s understanding of the competitive compensation for similarly situated executives in the Company’s industry.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the Named Executive Officers. Decisions regarding the compensation of other officers and employees are made by our President and Chief Executive Officer, and our Chief Financial Officer and Chief Operating Officer.

Our President and Chief Executive Officer, and our Chief Financial Officer and Chief Operating Officer, annually review the performance of each member of the Named Executive Officers (other than their own respective reviews, and that of our President and Chief Executive Officer, whose performance is reviewed solely by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by us and reward the executives for achieving such goals.

A percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash, or short-term and long-term incentive compensation. Rather, the Committee reviews all relevant information to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals.

2006 Executive Compensation Components

For the fiscal year ended December 31, 2006, the principal components of compensation for the Named Executive Officers were:

•	base salary;

•	performance-based incentive compensation;

•	long-term equity compensation; and

•	perquisites and other benefits.

Base Salary

We provide the Named Executive Officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the Named Executive Officers are determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of members of the Named Executive Officers are based on the Committee’s assessment of the individual’s performance.

Performance-Based Incentive Compensation

Performance-based incentive compensation is intended to encourage the Named Executive Officers to achieve short-term goals that we believe are integrally linked to long-term value creation. The incentive award ranges are established annually by the Committee for the Named Executive Officers and management employees. The business criteria used by the Committee in establishing performance goals applicable to performance awards to the Named Executive Officers are selected from among the following:

•	Sales or sales growth;

•	Expenses or expense ratios;

•	Operating income, earnings from operations, earnings before or after taxes, earnings before or after interest, depreciation, amortization, or extraordinary or special items;

•	Net income or net income per common share (basic or diluted; including or excluding extraordinary items);

•	Return on assets, return on investment, return on capital, or return on equity;

•	Cash flow, free cash flow, cash flow return on investment, or net cash provided by operations;

•	Economic profit or value created;

•	Stock price or total stockholder return; and

•

Specific strategic or operational business criteria, including market penetration, geographic expansion, new concept development goals, new projects, new products, or new ventures; customer satisfaction; staffing, training and development, succession planning or employee satisfaction; goals relating to acquisitions, divestitures, affiliates or joint ventures.

The overall assessment of the achievement of each named executive’s goals determines the percent of the target award that will be paid to the executive as an annual incentive award.

The Committee retains discretion to set the level of performance for a given business criteria that will result in the earning of a specified amount under a performance award. These goals may be set with fixed, quantitative targets, targets relative to past Company performance, or targets compared to the performance of other companies, such as a published or special index or a group of companies selected by the Committee for comparison. The Committee may specify that these performance measures will be determined before payment of bonuses, capital charges, non-recurring or extraordinary income or expense, or other financial and general and administrative expenses for the performance period, if so specified by the Committee.

There was no performance-based incentive compensation awarded to the Named Executive Officers for services rendered in 2006.

Long-Term Compensation

The Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of our stockholders, encourages executives to remain in our employ and maintains competitive levels of total compensation. We grant stock options in accordance with our 2005 Stock Award and Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock grants, and deferred stock grants. We have not granted any appreciation rights, restricted stock grants or deferred stock grants under the 2005 Plan.

Stock options are granted based on a number of factors, including the individual’s level of responsibility, the amount and term of options already held by the individual, the individual’s contributions to the achievement of performance goals, and industry practices and norms. Stock options are generally awarded on an annual basis and, from time to time, when employees are hired or promoted. All options granted to the Named Executive Officers and other employees are approved by the Committee.

Stock options are awarded at the Nasdaq’s closing price of our Common Stock on the date of the grant. The majority of the options granted by the Committee vest at a rate of 33 1/3% per year over the first three years of the ten-year option term. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Perquisites and Other Benefits

We provide the Named Executive Officers with limited perquisites and other personal benefits, such as a commutation allowance, that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. All such perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.

The Named Executive Officers participated in the same Company 401(k) program as provided to other employees. The Company did not provide any special 401(k) benefits to the Named Executive Officers, and their health care and insurance coverage is the same as that provided to other employees.

Trading Windows / Hedging

We restrict the ability of employees to freely trade in our Common Stock because of their periodic access to material non-public information regarding the Company. Under our Insider Trading Policy, all of our employees (including the Named Executive Officers) are restricted from purchasing or selling our Common Stock and exercise stock options during certain blackout periods. In addition, all employees, including our Named Executive Officers, are prohibited from hedging against or speculating in the potential changes in the value of our Common Stock.

Change in Control Protections

The Named Executive Officers are parties to written employment agreements. The value of the “change in control” benefits provided under agreements is summarized in the section below entitled Potential Payments Upon Termination or Change in Control. The Company does not gross-up any executive payments for potential taxes that may be incurred in connection with a “change in control”.

Policy with Respect to Section 162(m) Deduction Limit

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the Company’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 2006 did not exceed the $1 million limit per officer. Our stock option plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to the Company’s executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

Conclusion

We strive to ensure that each element of compensation delivered to the Named Executive Officers is reasonable and appropriate as compared to the type and levels of compensation and benefits provided to executives in the marketplace. We also believe that such compensation should properly reflect the performance and results achieved by each individual. Along with the Committee, we continually monitor trends in executive pay to ensure that recommendations and plan design reflect best practice.

Compensation Committee Report

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee:

Mark Maged, Chairman

Elisabeth DeMarse

Douglas K. Mellinger

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal year 2006 by our President and Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer and three other of our most highly compensated executive officers whose total annual salary and bonus exceeded $100,000, based on salary and bonuses earned during fiscal year 2006 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Susan Strausberg President and Chief Executive Officer	2006	$262,000		$30,000	—	$95,662	—	—	$27,600	$415,262

Marc Strausberg Chairman	2006	$100,000		—	—	—	—	—	$24,000	$124,000

Greg D. Adams Chief Financial Officer and Chief Operating Officer	2006	$239,333		$25,000	—	$95,662	—	—	$24,600	$384,595

Stefan Chopin Chief Technology Officer	2006	$240,167		$25,000	—	$95,662	—	—	$24,600	$385,429

Morton Mackof Executive Vice President, Sales	2006	$276,948	(4)	$25,000	—	$95,662	—	—	$20,850	$418,460

(1)	The amounts shown represent amounts paid in 2006 related to bonuses earned in 2005. No bonuses were earned in 2006.
(2)	The amounts shown represent the 2006 expense related to the total FAS 123(R) grant date fair value of the options awarded to the Named Executive Officers. This expense is being recognized over the three year vesting terms of the options. See "Note 2(m), Stock-Based Compensation" to our audited financial statements for the year ended December 31, 2006 for the assumptions used in such calculations.
(3)	The amounts shown represent, for each Named Executive Officer: (i) a commutation allowance; and (ii) matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named executive officer.
(4)	The amount shown includes commissions.

Grants of Plan Based Awards

The following table provides information regarding awards under the 2005 Plan.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards	Grant Date Fair Value (1)
Susan Strausberg	1/11/06	75,000	$1.92	$120,728
	2/8/06	75,000	$3.01	$189,270
Marc Strausberg	—
Greg D. Adams	1/11/06	75,000	$1.92	$120,728
	2/8/06	75,000	$3.01	$189,270
Stefan Chopin	1/11/06	75,000	$1.92	$120,728
	2/8/06	75,000	$3.01	$189,270
Morton Mackof	1/11/06	75,000	$1.92	$120,728
	2/8/06	75,000	$3.01	$189,270

(1)	The amounts shown represent the total FAS 123(R) grant date fair value of the options awarded to the Named Executive Officers. This expense is being recognized over the three year vesting terms of the options. See "Note 2(m), Stock-Based Compensation" to our audited financial statements for the year ended December 31, 2006 for the assumptions used in such calculations.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the exercise and holdings of previously awarded equity grants outstanding as of December 31, 2006.

	Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Susan Strausberg	14,000	—		—	$3.60	1/28/07
	27,500	—		—	$1.10	2/11/13
	5,000	2,500		—	$1.05	6/17/14
	16,667	33,333		—	$1.45	1/31/15
	—	75,000	(2)	—	$1.92	1/11/16
	—	75,000	(2)	—	$3.01	2/8/16
Marc Strausberg	14,000	—		—	$3.60	1/28/07
	5,000	2,500		—	$1.05	6/17/14
Greg D. Adams	109,000	—		—	$4.50	3/25/09
	16,000	—		—	$9.50	5/25/09
	40,000	—		—	$9.00	1/26/10
	30,000	—		—	$3.06	7/14/10
	25,000	—		—	$2.56	1/25/11
	14,000	—		—	$3.27	1/28/12
	100,000	—		—	$1.21	6/18/13
	10,000	10,000		—	$0.95	6/17/14
	100,000	50,000		—	$1.27	12/27/14
	—	75,000	(2)	—	$1.92	1/11/16
	—	75,000	(2)	—	$3.01	2/8/16
Stefan Chopin	10,000	—		—	$4.50	3/25/09
	—	33,333		—	$1.72	2/18/14
	—	2,500		—	$0.95	6/17/14
	—	33,333		—	$1.32	1/31/15
	—	75,000	(2)	—	$1.92	1/11/16
	—	75,000	(2)	—	$3.01	2/8/16
Morton Mackof	50,000	25,000		—	$1.30	12/1/14
	8,334	16,666		—	$1.32	1/31/15
	—	75,000	(2)	—	$1.92	1/11/16
	—	75,000	(2)	—	$3.01	2/8/16

(1)	All options listed above vest at a rate of 33 1/3% per year over the first three years of the ten-year option term.
(2)	Amounts represent 2006 stock option grants included in the Summary Compensation Table and Grants of Plan Based Awards Table above.

Option Exercises and Stock Vested

The following table shows information for 2006 regarding the exercise of stock options.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)
Susan Strausberg	22,500	$64,350
Marc Strausberg	37,500	$108,900
Greg D. Adams	62,500	$183,825
Stefan Chopin	105,834	$258,385
Morton Mackof	—	—

(1)	Amount represents the difference between the exercise price of the option and the market price of our common stock upon exercise of such option.

Potential Payments upon Termination or Change of Control

The tables below reflect the amount of compensation payable to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon termination for “cause,” termination in the event of death or disability, involuntary not-for-cause termination, termination for “good reason,” and termination following a “change of control” is shown below.

The Company has “cause” to terminate the agreement upon (i) the failure by the executive to substantially perform his/her duties under the agreement, (ii) the conviction by the executive in criminal misconduct (including embezzlement and criminal fraud) which is materially injurious to the Company, monetarily or otherwise, (iii) the conviction of the executive of a felony, or (iv) gross negligence on the part of the executive.

A “change of control” means the occurrence of (i) the acquisition by an individual, entity, or group of the beneficial ownership of 50% or more of (1) the outstanding common stock, or (2) the combined voting power of the Company’s voting securities; provided, however, that the following acquisitions will not constitute a “change of control”: (x) any acquisition by any employee benefit plan of the Company or any affiliate or (y) any acquisition by any corporation if, immediately following such acquisition, more than 50% of the outstanding common stock and the outstanding voting securities of such corporation is beneficially owned by all or substantially all of those who, immediately prior to such acquisition, were the beneficial owners of the common stock and the Company’s voting securities (in substantially similar proportions as their ownership of such Company securities immediately prior thereto); or (ii) the approval by the Company’s stockholders of a reorganization, merger or consolidation, other than one with respect to which all or substantially all of those who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Company’s voting securities beneficially own, immediately after such transaction, more than 50% of the outstanding common stock and voting securities of the corporation resulting from such transaction (in substantially the same proportions as their ownership, immediately prior thereto, of the Common Stock and the Company’s voting securities); or (iii) the approval by the Company’s stockholders of the sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary of the Company.

Susan Strausberg

On April 26, 2004, we entered into a two-year employment agreement, as amended, with Susan Strausberg to serve as our President, Chief Executive Officer and Secretary. On April 26, 2006, the agreement automatically renewed for an additional one-year term. Thereafter, the agreement will continue to automatically renew for additional one-year terms on each anniversary of the agreement unless thirty day prior notice of termination is provided by either Ms. Strausberg or us.

The agreement provides for a minimum annual salary of $220,000, a discretionary annual bonus and a commutation allowance equal to $1,750 per month. In the event of termination for “cause” or termination in the event of death or disability, Ms. Strausberg will receive accrued salary, bonus and benefits through the date of termination of employment, and in the event of death or disability, all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of a “change of control” (and Ms. Strausberg’s employment is terminated either by her or us within the employment term), Ms. Strausberg will receive, in addition to payment of accrued salary, bonus and benefits through the date of termination of employment, a severance payment equal to the sum of (i) her then applicable annual base salary and (ii) the average of her last two annual cash bonuses, which will be paid in equal monthly installments over a one year period, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In addition, we will maintain benefits for Ms. Strausberg through the severance period which is the greater of (a) the balance of the remaining term of the agreement or (b) one year from the date of termination. In the event of termination for any reason other than for “cause,” death or disability, or “change of control,” if we decide not to renew the agreement or Ms. Strausberg terminates the agreement for “good reason,” Ms. Strausberg will receive a one-year severance payment and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. “Good Reason” means (i) a material breach of the agreement by the Company, (ii) removal of the executive by the Company from the Board of Directors or the failure of the Company to nominate the executive as a member of the Board of Directors for any reason other than for “cause” or death or disability or due to executive’s request, (iii) a material reduction in the executive’s duties or the assignment of duties to the executive that are materially inconsistent with the duties and positions set forth in the agreement; or (iv) the relocation of the Company’s offices more than 45 miles from its current location.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2006		Death on December 31, 2006		Disability on December 31, 2006 (2)		Involuntary not-for-cause termination on December 31, 2006		Termination for “good reason” on December 31, 2006		“Change of Control” on December 31, 2006		Non-Renewal on December 31, 2006
Stock Options	$112,442	(3)	$342,163	(4)	$342,163	(4)	$342,163	(4)	$342,163	(4)	$342,163	(4)	$342,163	(4)
Cash Severance	—		—		—		$279,000	(5)	$279,000	(5)	$279,000	(5)	$279,000	(5)

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Ms. Strausberg prior to December 31, 2006 in accordance with normal payroll procedures.
(2)	Assumes disability occurred 181 days prior to December 31, 2006.
(3)	Assumes exercise of only vested options at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(4)	Assumes immediate vesting of all options as well as their exercise at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(5)	Amount payable in twelve equal monthly installments of $23,250, beginning January 1, 2007.

Marc Strausberg

On April 26, 2004, we entered into a two-year employment agreement, as amended, with Marc Strausberg to serve as our Chairman of the Board of Directors. On April 26, 2006, the agreement automatically renewed for an additional one-year term. Thereafter, the agreement will continue to automatically renew for additional one-year terms on each anniversary of the agreement unless thirty day prior notice of termination is provided by either Mr. Strausberg or us.

The agreement provides for a minimum annual salary of $100,000, a discretionary annual bonus and a commutation allowance equal to $1,750 per month. In the event of termination for “cause” or termination in the event of death or disability, Mr. Strausberg will receive accrued salary, bonus and benefits through the date of termination of employment, and, in the event of death or disability, all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of a “change of control” (and Mr. Strausberg’s employment is terminated either by him or us within the employment term), Mr. Strausberg will receive, in addition to payment of accrued salary, bonus and benefits through the date of termination of employment, a severance payment equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, which will be paid in equal monthly installments over a one year period, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In addition, we will maintain benefits for Mr. Strausberg through the severance period which is the greater of (a) the balance of the remaining term of the agreement or (b) one year from the date of termination. In the event of termination for any reason other than for “cause,” death or disability, or “change of control,” if we decide not to renew the agreement or Mr. Strausberg terminates the agreement for “good reason,” Mr. Strausberg will receive a one-year severance payment and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of the original term or five years. “Good Reason” means (i) a material breach of the agreement by the Company, (ii) removal of the executive by the Company from the Board of Directors or the failure of the Company to nominate the executive as a member of the Board of Directors for any reason other than for “cause” or death or disability or due to executive’s request, (iii) a material reduction in the executive’s duties or the assignment of duties to the executive that are materially inconsistent with the duties and positions set forth in the agreement; or (iv) the relocation of the Company’s offices more than 45 miles from its current location.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2006		Death on December 31, 2006		Disability on December 31, 2006 (2)		Involuntary not-for-cause termination on December 31, 2006		Termination for “good reason” on December 31, 2006		“Change of Control” on December 31, 2006		Non-Renewal on December 31, 2006
Stock Options	$12,275	(3)	$18,413	(4)	$18,413	(4)	$18,413	(4)	$18,413	(4)	$18,413	(4)	$18,413	(4)
Cash Severance	—		—		—		$100,000	(5)	$100,000	(5)	$100,000	(5)	$100,000	(5)

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Strausberg prior to December 31, 2006 in accordance with normal payroll procedures.
(2)	Assumes disability occurred 181 days prior to December 31, 2006.
(3)	Assumes exercise of only vested options at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(4)	Assumes immediate vesting of all options as well as their exercise at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(5)	Amount payable in twelve equal monthly installments of $8,333, beginning January 1, 2007.

Greg D. Adams

On December 27, 2004, we entered into a two-year employment agreement, as amended, with Greg Adams to serve as our Chief Financial Officer and Chief Operating Officer. On December 27, 2006, the agreement automatically renewed for an additional one-year term. Thereafter, the agreement will continue to automatically renew for additional one-year terms on each anniversary of the agreement unless thirty day prior notice of termination is provided by either Mr. Adams or us.

The agreement provides for a minimum annual salary of $210,000, a discretionary annual bonus and a commutation allowance equal to $1,500 per month. In the event of termination for “cause” or termination in the event of death or disability, Mr. Adams will receive accrued salary, bonus and benefits through the date of termination of employment, and, in the event of death or disability, all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of termination for “change of control” (and Mr. Adams employment is terminated either by him or us within the employment term), Mr. Adams terminates the agreement for “good reason” or termination for any reason other than for “cause,” death or disability, Mr. Adams will receive, in addition to payment of accrued salary, bonus and benefits through the date of termination of employment, the cost of outplacement counseling not to exceed $25,000, a severance payment equal to the sum of 1.5 times (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses and all stock options held by the executive shall immediately vest and remain exercisable for the lesser or their original term or five years. The severance payment will be made in (i) one lump sum payment of up to 75% of the total amount due and the remainder in 18 equal monthly installments or (ii) 18 equal monthly installments, as determined by Mr. Adams. “Good Reason” means (i) a material breach of the agreement by the Company, (ii) removal of the executive by the Company from the Board of Directors or the failure of the Company to nominate the executive as a member of the Board of Directors for any reason other than for “cause” or death or disability or due to the executive’s request, (iii) a material reduction in the executive’s duties or the assignment of duties to the executive that are materially inconsistent with the duties and positions set forth in the agreement; or (iv) the relocation of the Company’s offices more than 45 miles from its current location. If we decide not to renew the agreement, Mr. Adams will receive a severance payment equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, paid in 12 monthly installments, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2006		Death on December 31, 2006		Disability on December 31, 2006 (2)		Involuntary not-for-cause termination on December 31, 2006		Termination for “good reason” on December 31, 2006		“Change of Control” on December 31, 2006		Non-Renewal on December 31, 2006
Stock Options	$517,283	(3)	$809,533	(4)	$809,533	(4)	$809,533	(4)	$809,533	(4)	$809,533	(4)	$809,533	(4)
Cash Severance	—		—		—		$381,750	(5)	$381,750	(5)	$381,750	(5)	$254,500	(6)
Other Benefits	—		—		—		$25,000	(7)	$25,000	(7)	$25,000	(7)	—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Adams prior to December 31, 2006 in accordance with normal payroll procedures.
(2)	Assumes disability occurred 181 days prior to December 31, 2006.
(3)	Assumes exercise of only vested options at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(4)	Assumes immediate vesting of all options as well as their exercise at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(5)	Amount payable in (i) one lump sum payment of $286,312, 75% of the total due, and 18 equal monthly installments of $5,302, beginning January 1, 2007 or (ii) 18 equal monthly installments of $21,208 beginning January 1, 2007.
(6)	Amount payable in twelve equal monthly installments of $21,208, beginning January 1, 2007.
(7)	Reflects cost of outplacement counseling.

Stefan Chopin

On February 18, 2004, we entered into a one-year employment agreement, as amended, with Stefan Chopin to serve as our Chief Technology Officer. On February 18, 2005, 2006 and 2007, the agreement automatically renewed for additional one-year terms. Thereafter, the agreement will continue to automatically renew for additional one-year terms on each anniversary of the agreement unless thirty day prior notice of termination is provided by either Mr. Chopin or us.

The agreement provides for a minimum annual salary of $195,000, a discretionary annual bonus and a commutation allowance equal to $1,500 per month. In the event of termination for “cause,” Mr. Chopin will receive accrued salary and bonus through the date of termination of employment. In the event of termination by death or disability, all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of a “change of control” (and Mr. Chopin’s employment is terminated either by him or us within one year thereafter), Mr. Chopin will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of termination for any reason other than for “cause,” death or disability or

“change of control,” or if we decide not to renew the agreement, Mr. Chopin will receive a severance payment equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2006	Death on December 31, 2006		Disability on December 31, 2006 (2)		Involuntary not-for-cause termination on December 31, 2006		“Change of Control” on December 31, 2006		Non-Renewal on December 31, 2006
Stock Options	—	$293,624	(3)	$293,624	(3)	$293,624	(3)	$293,624	(3)	$293,624	(3)
Cash Severance	—	—		—		$254,500	(5)	$254,500	(5)	$254,500	(5)

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Strausberg prior to December 31, 2006 in accordance with normal payroll procedures.
(2)	Assumes disability occurred 181 days prior to December 31, 2006.
(3)	Assumes immediate vesting of all options as well as their exercise at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(4)	Amount payable in twelve equal monthly installments of $21,208, beginning January 1, 2007.

Morton Mackof

On November 29, 2004, we entered into a two-year employment agreement, as amended, with Morton Mackof to serve as our Executive Vice President of Sales. On November 29, 2006, the agreement automatically renewed for an additional one-year term. Thereafter, the agreement will continue to automatically renew for additional one year terms on each anniversary of the agreement unless thirty day prior notice of termination is provided by either Mr. Mackof or us.

The agreement provides for a minimum annual salary of $195,000 and a discretionary annual bonus. In the event of termination for “cause,” Mr. Mackof will receive accrued salary through the date of termination of employment. In the event of termination by death or disability, all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of termination for any reason other than for “cause,” or if we decide not to renew the agreement, Mr. Mackof will receive, in addition to payment of accrued salary and benefits through the date of termination of employment, a severance payment equal to the sum of (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of the original term or five years. Mr. Mackof also receives a commutation allowance equal to $1,250 per month.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2006		Death on December 31, 2006		Disability on December 31, 2006 (2)		Involuntary not-for-cause termination on December 31, 2006		Non-Renewal on December 31, 2006
Stock Options	$128,168	(3)	$374,750	(4)	$374,750	(4)	$374,750	(4)	$374,750	(4)
Cash Severance	—		—		—		$289,448	(5)	$289,448	(5)

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Strausberg prior to December 31, 2006 in accordance with normal payroll procedures.
(2)	Assumes disability occurred 181 days prior to December 31, 2006.
(3)	Assumes exercise of only vested options at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(4)	Assumes immediate vesting of all options as well as their exercise at $3.50 per share, the closing price of our Common Stock on December 31, 2006.
(5)	Amount payable in twelve equal monthly installments of $24,121, beginning January 1, 2007.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of members of the Board of Directors.

Cash Compensation Paid to Board Members

For the fiscal year ended December 31, 2006, members of the Board who are not employees of the Company are entitled to receive an annual cash retainer of $10,000. Directors are also eligible to receive $5,000 per year for serving on each of the Audit Committee and the Compensation Committee and an additional $2,500 for chairing a committee. Directors who are employees of the Company receive no compensation for their service as directors.

On January 3, 2006, Messrs. Feinstein and Maged and Ms. DeMarse received $8,750, $11,250 and $7,500, respectively. On July 5, 2006, Messrs. Feinstein, Maged and Mellinger, and Ms. DeMarse received $8,678, $11,158, $4,945 and $8,438, respectively.

Stock Options

Directors are currently eligible to receive stock options every three years under the 2005 Plan, which replaced the 1996 Stock Option Plan (the “1996 Plan”), the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors’ Stock Option Plan (the “1999 Directors Plan”). Each new non-employee director is granted, at the time of his or her appointment and on each third anniversary thereafter, a nonstatutory option to purchase 15,000 shares of Common Stock. The exercise price of each of these options is equal to the fair market value of Common Stock on the date of grant. These options vest equally over a three-year period.

On February 6, 2006, Mr. Mellinger was granted options to purchase 15,000 shares of Common Stock at an exercise price of $2.81 per share under the 2005 Plan.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2006.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Elisabeth DeMarse	$15,938	—	—	—	—	—	$15,938
Richard L. Feinstein	$17,428	—	—	—	—	—	$17,428
Mark Maged	$22,408	—	—	—	—	—	$22,408
Douglas K. Mellinger	$4,945	—	$10,798	—	—	—	$15,743

(1)	Susan Strausberg, the Company’s President and Chief Executive Officer, Greg D. Adams, the Company’s Chief Financial Officer and Chief Operating Officer, and Marc Strausberg, the Company’s Chairman, are not included in this table as they receive no compensation for the services as directors. The compensation received them are shown in the Summary Compensation Table.
(2)	The amounts shown represent the 2006 expense related to the total FAS 123(R) grant date fair value of $35,339 of the options awarded to the Named Executive Officers. This expense is being recognized over the three year vesting terms of the options. See "Note 2(m), Stock—Based Compensation" to our audited financial statements for the year ended December 31, 2006 for the assumptions used in such calculations.

Compensation Committee Interlocks and Insider Participation

From January 2006 to April 2006, the Compensation Committee consisted of Ms. DeMarse and Messrs. Maged and Miklos Vasarhelyi. On April 18, 2006, Mr. Vasarhelyi resigned from the Board of Directors. Mr. Mellinger replaced Mr. Vasarhelyi as a member of the Compensation Committee.

No interlocking relationships exist between any members of the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2007 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of our common stock owned by them.

Name of Beneficial Owner	Number of Shares (1)	Percent of Shares Owned
Executive Officers and Directors:
Susan Strausberg (2)	2,046,673	7.89%
Marc Strausberg (3)	2,046,673	7.89%
Greg D. Adams (4)	501,500	1.91%
Stefan Chopin (5)	411,795	1.59%
Morton Mackof (6)	129,667	*
Elizabeth DeMarse (7)	20,000	*
Richard L. Feinstein (8)	25,000	*
Mark Maged (9)	135,940	*
Douglas K. Mellinger (10)	5,000	*
All executive officers and directors as a group (9 persons)	3,275,575	12.25%
Other 5% Stockholders:
OTR—Nominee Name for The State Teachers Retirement Board of Ohio (11)	3,000,000	11.64%
275 East Broad Street
Columbus, OH 43215
Basil P. Regan (12)	2,144,952	8.32%
c/o Regan Partners, L.P. 32 East 57th Street, 20th Floor New York, NY 10002
Midwood Capital (13)	1,803,353	7.00%
One Washington Mall, 8th Floor
Boston, MA 02108
Theodore L. Cross (14)	1,800,550	6.99%
One Cambelton Circle
Princeton, NJ 08540
R.L. Renck & Co., Inc. (15)	1,503,747	5.83%
116 West 23rd Street, Suite 500
New York, NY 10011

*	Less than 1%.
(1)	Shares of common stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 1,837,840 shares owned by TheBean LLC, 37,500 shares owned by Mr. Strausberg, as well as 129,833 shares issuable upon exercise of options exercisable within 60 days and 19,000 shares issuable upon exercise of options exercisable within 60 days owned by Mr. Strausberg. Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Ms. Strausberg disclaims beneficial ownership of the shares owned by her husband.
(3)	Includes 1,837,840 shares owned by TheBean LLC, 22,500 shares of common stock owned by Ms. Strausberg, as well as 19,000 shares issuable upon exercise of options exercisable within 60 days and 129,833 shares issuable upon exercise of options exercisable within 60 days owned by Ms. Strausberg. Mr. Strausberg is a managing member of TheBean LLC and as such he may be deemed to be the beneficial owner of all the shares held by TheBean LLC. Mr. Strausberg disclaims beneficial ownership of the shares owned by his wife.
(4)	Includes 494,000 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes shares owned jointly with Barbara Chopin, his wife and 109,999 shares issuable upon exercise of options exercisable within 60 days.
(6)	Includes 8,000 shares owned by Mr. Mackof’s daughter and 116,667 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 20,000 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes 25,000 shares issuable upon exercise of options exercisable within 60 days.
(9)	Includes 52,500 shares issuable upon exercise of options exercisable within 60 days.
(10)	Includes 5,000 shares issuable upon exercise of options exercisable within 60 days.
(11)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on January 5, 2007, as updated on a Form 4 filed with the SEC on February 8, 2007.
(12)	Reflects amount derived from such entity’s Schedule 13D, as filed with the SEC on February 13, 2007.
(13)	A joint statement on Schedule 13D was filed by David E. Cohen, Ross D. DeMont, Midwood Capital Management LLC, Midwood Capital Partners, L.P. and Midwood Capital Partners QP, L.P., with the SEC on February 6, 2007.
(14)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 14, 2007.
(15)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 15, 2007.

Equity Compensation Plans

The following table sets forth information as of March 2, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	3,335,835	(1)	$2.44	632,768	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	3,335,835	(1)	$2.44	632,768	(2)

(1)

Includes 485,000 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $2.48 per share, 1,420,371 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $2.23 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.59 per share, 1,377,833 shares outstanding under the 2005 Plan with a weighted average exercise price of $2.55 per share, and 7,631 warrants with a weighted average exercise price of $21.98 per share.

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

In May 2005, we adopted the 2005 Plan. The 2005 Plan replaced the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan, so that shares are available for future awards only under the 2005 Plan. The remaining available shares under the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the Directors Plan were made available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of our common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock grants, and deferred stock grants. Our executive officers and other employees and our subsidiaries, directors, and non-employee directors, consultants and others who provide substantial services to us and our subsidiaries, are eligible to be granted awards under the 2005 Plan.

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

At March 2, 2007, options to purchase 1,377,833 shares were outstanding under the 2005 Plan, options to purchase 1,420,371 shares were outstanding under the 1999 Plan, options to purchase 485,000 shares were outstanding under the 1996 Plan and options to purchase 45,000 shares were outstanding under the Directors’ Plan. In addition, there are 632,768 options available for future grants under the 2005 Plan at March 2, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company provided services in the normal course of business to three shareholders in 2004 which resulted in revenues of $265,000. The Company provided services in the normal course of business to one shareholder in 2005 and 2006 which resulted in revenues totaling $239,000 and $195,000, respectively.

The Company also purchased services in the normal course of business from two shareholders in 2004, only one of which was included in the group of shareholders to whom we provided services, which totaled $228,000. The Company did not purchase services from any shareholders in 2005 or 2006.

Related Party Transactions Policy

The Board of Directors is charged with approving transactions involving our directors, executive officers or any nominees for director and any greater than 5% stockholders and their immediate family members. The types of transactions covered by this policy are transactions, arrangements or relationships or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) we (including any of our subsidiaries) were, or will be a participant, (2) the aggregate amount involved exceeds $120,000 in any calendar year, and (3) any related person had, has or will have a direct or indirect interest (other than solely as a result of being a director or holding less than a 10 percent beneficial ownership interest in another entity), and which is required by the rules and regulations of the SEC to be disclosed in our public filings. The Board of Directors will only approve transactions with related persons when the Board of Directors determines such transactions are in our best interests or the best interests of our stockholders. In determining whether to approve or ratify a related person transaction, the Board of Directors will apply the following standards and such other standards it deems appropriate:

•	whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances;

•	whether the transaction is material to us or the related person;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction;

•	the extent of the related person’s interest in the transaction; and

•	whether there are alternative sources for the subject matter of the transaction.

Director Independence

A majority of the Board of Directors, consisting of Ms. DeMarse and Messrs. Feinstein, Maged and Mellinger qualify as “independent” in accordance with the published listing requirements of Nasdaq. The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. The members of the Audit Committee currently are Ms. DeMarse and Messrs. Feinstein and Maged, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent” under special standards established by the SEC for members of audit committees. The members of the Compensation Committee are Ms. DeMarse and Messrs. Maged and Mellinger, and, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Nominating Committee currently consists of Messrs. Feinstein and Maged, and Ms. DeMarse, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2006 and 2005, we retained our principal accountants, BDO Seidman, LLP, in several capacities (in thousands):

	2005	2006
Audit Fees—Annual Audit and Quarterly Reviews	$142	$280
Audit-Related Fees	15	18
Tax Fees	—	—
All Other Fees	—	—

Total	$157	$298

Audit Fees. Audit fees represent amounts incurred in connection with the audit of our annual financial statements included in our Form 10-K and review of quarterly financial statements included in our Forms 10-Qs. In addition, audit fees in 2006 include $130 of fees for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance on whether effective internal control over financial reporting was maintained in all material respects and for the attestation of management’s report on the effectiveness of internal control over financial reporting. In addition, audit fees in 2005 included amounts incurred in connection with our Form S-8 filing.

Audit Related Fees. Audit related fees represent amounts incurred in connection with the audit of our employee benefit plan.

All fees paid by us to our independent auditors were approved by the Audit Committee in advance of the services being performed by such independent accountants.

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee, previously filed.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of September 10, 1999 among EDGAR Online, Inc., FreeEDGAR Acquisition Corp. and FreeEDGAR.com, Inc. (7)

2.2	Agreement and Plan of Merger dated as of October 18, 2000 among Registrant, FIS Acquisition Corp., Financial Insight Systems, Inc. and the Principal Stockholders named therein (6)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation (2)

3.3	Bylaws (2)

3.4	Amendment to Amended and Restated Certificate of Incorporation (14)

3.5	Certificate of Designation of Preferences of Series A Preferred Stock of EDGAR Online, Inc. (17)

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (2)

4.2	10% Convertible Subordinated Debenture due 2001 (1)

4.3	Warrant to Purchase Common Stock (1)

4.4	Rights Agreement, dated as of March 29, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (18)

10.1	Form of Indemnity Agreement to be entered into between the Registrant with each of its Directors and Executive Officers (2)

10.2	1996 Stock Option Plan (1)

10.3	1999 Stock Option Plan (2)

10.4	1999 Outside Directors Stock Option Plan (2)

10.5	Amended and Restated Employment Agreement dated as of May 6, 1999 between the Registrant and Marc Strausberg (2)

10.6	Amended and Restated Employment Agreement dated as of May 6, 1999 between the Registrant and Susan Strausberg (2)

10.7	Employment Agreement, dated as of April 23, 1999, between the Registrant and Tom Vos (2)

10.8	Employment Agreement, dated as of May 3, 1999, between the Registrant and Greg Adams (2)

10.9	Employment Agreement, dated as of March 11, 1997, between the Registrant and Brian Fitzpatrick (2)

10.10	Employment Agreement, dated as of May 19, 1997, between the Registrant and Jay Sears (2)

10.11	Employment Agreement, dated as of May 3, 1999, between Registrant and David Trenck (2)

10.12	Securities Purchase Agreement, dated as of July 23, 1998 by and between the Registrant and Globix Corporation (1)

10.13	Form of Registration Rights Agreement for December 1998 Investors (2)

Exhibit Number	Description
10.14	Form of Subscription Agreement, including registration rights, for March 1999 Investors (2)

10.15	Lease Agreement, dated April 4, 1997 by and between 50 Washington Street Realty Corp., Pequot Systems, Inc. and the Registrant (1)

10.16	Dissemination Services Agreement dated September 11, 1998 by and between TRW, Inc. and the Registrant (1)

10.17	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (2)

10.18	Agreement dated March 1, 1998 by and between the Registrant and Pequot Systems, Inc. (2)

10.19	Form of Content License Agreement (2)

10.20	Restated Equity Purchase Agreement by and among the Registrant, Bowne & Co., Inc., Globix Corporation, Marc Strausberg, Susan Strausberg and Michael Horowitz (2)

10.21	Procurement and Trafficking Agreement dated August 29, 1997 by and between the Registrant and DoubleClick Inc. (3)

10.22	Agreement dated July 23, 1998 by and between the Registrant and Globix Corporation with annexed Co-location Service Agreement (3)

10.23	Agreement of Lease, dated June 7, 1999, by and between Sono Equities LLC and 1122 Associates LLC, as Owner, and the Registrant, as Tenant (4)

10.24	Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10628 NE 37th Circle, Kirkland, Washington (4)

10.25	Office Lease Agreement, dated January 28, 2000, by and between Yett Family Partnership, L.P. and the Registrant, regarding 10635 NE 38th Place, Kirkland, Washington (4)

10.26	Office Building Lease Agreement, dated February 7, 2000, between 122 East 42nd Street LLC and Registrant (5)

10.27	Employment Agreement, dated as of October 1, 2000, between the Registrant and Albert E. Girod (6)

10.28	Office Building Lease Agreement, dated July 1, 1998, as amended September 24, 1998 by and between OTR and Financial Insight Systems, Inc. regarding 11200 Rockville Pike, Suite 310, Rockville Maryland (8)

10.29	Amended and Restated Stock Purchase Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto (9)

10.30	Amended and Restated Registration Rights Agreement dated as of January 8, 2002 among EDGAR Online, Inc. and the Investors set forth in Schedule I thereto (9)

10.31	Form of Warrant (9)

10.32	Amendment to Employment Agreement of Albert E. Girod dated March 21, 2002 (10)

10.33	Form of Amended and Restated Promissory Note (10)

10.34	Security Agreement dated March 21, 2002 by and among the Company, Financial Insight Systems, Inc. and Albert E. Girod, as agent for certain note holders (10)

10.35	Employment Agreement dated as of June 30, 2001 between the Registrant and Tom Vos (11)

Exhibit Number	Description
10.36	Amended and Restated Employment Agreement dated as of August 1, 2001 between the Registrant and Paul Sappington (11)

10.37	Employment Agreement dated as of February 1, 2001 between the Registrant and Greg Adams (11)

10.38	Amended and Restated Employment Agreement dated as of April 13, 2001 between the Registrant and Jay Sears (11)

10.39	Amendment to Employment Agreement dated as of March 17, 2003 between the Registrant and Susan Strausberg (12)

10.40	Amendment of Employment Agreement dated as of March 17, 2003 between the Registrant and Marc Strausberg (12)

10.41	Amendment to Employment Agreement dated as of February 17, 2003 between the Registrant and Greg Adams (12)

10.42	Separation and Release Agreement, dated March 28, 2003 between the Registrant and Tom Vos (12)

10.43	Amendment to Employment Agreement dated as of April 26, 2004 between the Registrant and Marc Strausberg (14)

10.44	Amendment of Employment Agreement dated as of April 26, 2004 between the Registrant and Susan Strausberg (14)

10.45	Employment Agreement dated as of February 17, 2004 between the Registrant and Stefan Chopin (14)

10.46	Employment Agreement dated as of December 27, 2004 between the Registrant and Greg Adams (15)

10.47	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg (14)

10.48	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg (14)

10.49	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams (14)

10.50	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin (14)

10.51	Employment Agreement dated November 29, 2004 between the Registrant and Morton Mackof (16)

10.52	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof (14)

10.53	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (14)

10.54	Charter of the Nominating Committee of the Board of Directors (18)

10.55	Amended and Restated Charter of the Audit Committee of the Board of Directors (20)

10.56	2005 Stock Award and Incentive Plan (21)

10.57	Amendment to Office Building Lease Agreement dated June 27, 2005 by and between 122 East 42nd Street LLC and Registrant (22)

10.58	Lease Agreement, dated May 22, 2006, by and between Sono Equities LLC and 1122 Associates, LLC, and the Registrant (23)

Exhibit Number	Description
14.1	Code of Ethics (13)

14.2	Code of Conduct (13)

17.1	Resignation Letter of Marc Bell (6)

21.1	Subsidiaries of EDGAR Online, Inc. *

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	filed herewith
(1)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Registration Statement on Form S-1 (the Registration Statement), as filed with the Commission on March 30, 1999.
(2)	Incorporated by reference to Exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999.
(3)	Incorporated by reference to Exhibit with corresponding number filed with Amendment No. 2 to the Registration Statement, as filed with the Commission on May 19, 1999.
(4)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(5)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(6)	Incorporated by reference to exhibit with corresponding number filed with Registrant’s Current Report on Form 8-K dated November 9, 2000.
(7)	Incorporated by reference to Exhibit with corresponding number filed with Registrant’s Current Report on Form 8-K dated September 24, 1999.
(8)	Incorporated by reference to Exhibit with corresponding number filed with Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(9)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Current Report on Form 8-K dated January 11, 2002.
(10)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Current Report on Form 8-K dated March 22, 2002.
(11)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.
(12)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(13)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(14)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(15)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated December 29, 2004.
(16)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated December 1, 2004.
(17)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated March 29, 2005.

(18)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated March 29, 2005.
(19)	Incorporate by reference to Exhibit A filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(20)	Incorporate by reference to Exhibit B filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(21)	Incorporate by reference to Exhibit C filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(22)	Incorporated by reference to Exhibit 10.53 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(23)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(b) Schedule II—Valuation and qualifying accounts for the three years ended December 31, 2006.

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2004	$196	595	(317)	$474
Year ended December 31, 2005	$474	435	(537)	$372
Year ended December 31, 2006	$372	959	(943)	$388

(1)	Write-offs of receivables.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or are inapplicable, or because the information has been provided in the Financial Statement or the Notes thereto.

(c) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-19 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

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

Signature	Title	Date

/s/ SUSAN STRAUSBERG Susan Strausberg	President, Chief Executive Officer and Director	March 16, 2007

/s/ GREG D. ADAMS Greg D. Adams	Chief Financial Officer, Chief Operating Officer and Director	March 16, 2007

/s/ STEFAN CHOPIN Stefan Chopin	Chief Technology Officer	March 16, 2007

/s/ MORTON MACKOF Morton Mackof	Executive Vice President of Sales	March 16, 2007

/s/ MARC STRAUSBERG Marc Strausberg	Chairman of the Board of Directors	March 16, 2007

/s/ ELISABETH DEMARSE Elisabeth DeMarse	Director	March 16, 2007

/s/ RICHARD L. FEINSTEIN Richard L. Feinstein	Director	March 16, 2007

/s/ MARK MAGED Mark Maged	Director	March 16, 2007

/s/ DOUGLAS K. MELLINGER Douglas K. Mellinger	Director	March 16, 2007

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein, for each of the three years in the period ended December 31, 2006.

As described in Note 2, in 2006 the Company adopted provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, utilizing the modified prospective transition method.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of EDGAR Online, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) and our report dated March 14, 2007 expressed an unqualified opinion.

/S/    BDO SEIDMAN, LLP

New York, NY

March 14, 2007

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	DECEMBER 31, 2005	DECEMBER 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,334	$2,865
Short-term investment	—	205
Accounts receivable, less allowance for doubtful accounts of $372 and $388, respectively	2,296	2,550
Other current assets	271	229

Total current assets	7,901	5,849

Property and equipment, net	1,238	1,132
Goodwill	2,189	2,189
Intangible assets, net	6,690	5,444
Other assets	1,237	1,258

Total assets	$19,255	$15,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,151	$1,272
Accrued expenses	1,288	812
Deferred revenues	3,450	3,858

Total current liabilities	5,889	5,942

Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2005 and 2006, 26,168,348 shares issued and 24,998,398 shares outstanding at December 31, 2005 and 26,989,586 shares issued and 25,758,782 shares outstanding at December 31, 2006	262	270
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	66,873	69,606
Accumulated deficit	(51,888)	(57,814)
Treasury stock, at cost, 1,169,950 shares at December 31, 2005 and 1,230,804 at December 31, 2006	(1,881)	(2,132)

Total stockholders’ equity	13,366	9,930

Total liabilities and stockholders’ equity	$19,255	$15,872

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	YEARS ENDED DECEMBER 31,
	2004	2005	2006
Revenues:
Subscriptions	$6,919	$8,276	$9,364
Data licenses	4,575	5,204	6,510
Technical services	823	376	—
Advertising and e-commerce	568	379	372

	12,885	14,235	16,246
Cost of revenues	1,898	2,079	2,464

Gross profit	10,987	12,156	13,782

Operating expenses:
Sales and marketing	2,602	4,652	5,180
Product development	1,600	2,840	3,809
General and administrative	7,965	8,458	9,020
Amortization and depreciation	2,226	1,932	1,843

	14,393	17,882	19,852

Loss from operations	(3,406)	(5,726)	(6,070)
Interest income	39	148	144
Interest expense and other, net	(2)	—	—
Other income	1,203	—	—

Net loss	$(2,166)	$(5,578)	$(5,926)

Net loss per share—basic and diluted	$(0.11)	$(0.23)	$(0.23)

Weighted average shares outstanding—basic and diluted	20,254	23,958	25,484

See accompanying notes to consolidated financial statements

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share and per share information)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2003	17,187,365	$172	195,075	$(332)	$58,319	$(44,144)	$14,015
Net loss	—	—	—	—	—	(2,166)	(2,166)
Issuance of common stock, net of issuance costs	5,450,000	54	—	—	4,056	—	4,110
Exercise of stock options	3,001	—	—	—	3	—	3
Stock returned as part of litigation settlement	—	—	974,875	(1,549)	—	—	(1,549)

Balance at December 31, 2004	22,640,366	226	1,169,950	(1,881)	62,378	(46,310)	14,413
Net loss	—	—	—	—	—	(5,578)	(5,578)
Exercise of stock options	198,730	2	—	—	276	—	278
Exercise of stock warrants	3,329,252	34	—	—	4,234	—	4,268
Redemption of stock warrants	—	—	—	—	(15)	—	(15)

Balance at December 31, 2005	26,168,348	262	1,169,950	(1,881)	66,873	(51,888)	13,366
Net loss	—	—	—	—	—	(5,926)	(5,926)
Exercise of stock options	821,238	8	—	—	1,607	—	1,615
Stock-based compensation	—	—	—	—	1,028	—	1,028
Options granted in connection with settlement of litigation	—	—	—	—	98	—	98
Purchase of treasury stock	—	—	60,854	(251)	—	—	(251)

Balance at December 31, 2006	26,989,586	$270	1,230,804	$(2,132)	$69,606	$(57,814)	$9,930

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2004	2005	2006
Cash flow from operating activities:
Net loss	$(2,166)	$(5,578)	$(5,926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Other non-cash income	(1,550)	—	—
Amortization of capitalized product costs	—	60	179
Amortization of intangible assets	1,529	1,246	1,246
Depreciation	697	686	597
Stock-based compensation	—	—	1,028
Provision for losses on trade accounts receivable	595	435	959
Changes in assets and liabilities:
Accounts receivable	(1,060)	(836)	(1,213)
Accounts payable and accrued expenses	551	827	(257)
Accrued interest	(26)	—	—
Other long-term payables	(103)	—	—
Deferred revenues	541	869	408
Other, net	160	(107)	36

Total adjustments	1,334	3,180	2,983

Net cash used in operating activities	(832)	(2,398)	(2,943)

Cash flow from investing activities:
Capital expenditures	(358)	(786)	(491)
Capitalized product development costs	(205)	(691)	(194)
Short-term investments	(2,000)	2,000	(205)

Net cash (used in) provided by investing activities	(2,563)	523	(890)

Cash flow from financing activities:
Proceeds from issuance of common stock	4,110	—	—
Proceeds from exercise of stock options and warrants	3	4,546	1,364
Payments for warrant redemptions	—	(15)	—
Principal payments on notes payable	(1,900)	—	—

Net cash provided by financing activities	2,213	4,531	1,364

Net (decrease) increase in cash and cash equivalents	(1,182)	2,656	(2,469)
Cash and cash equivalents at beginning of year	3,860	2,678	5,334

Cash and cash equivalents at end of year	$2,678	$5,334	$2,865

Supplemental disclosure of cash flow information:
Options granted in connection with settlement of litigation	$—	$—	$98
Treasury stock acquired in lieu of option exercise proceeds	$—	$—	$251
Cash paid for interest	$26	$—	$—

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (“EDGAR Online” or the “Company”) was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online website in January 1996. The Company provides value-added business and financial information on global companies. The Company makes information and a variety of end user tools available via online subscriptions and licensing agreements to a large user base in the financial, corporate and advisory professions. The Company has also developed an automated data parsing, tagging and processing system that allows for the conversion of unstructured data into eXtensible Markup Languages (“XML”), eXtensible Business Reporting Language (“XBRL”) and other formats, as well as tools for the easy viewing and analysis of this data. The Company’s customers include financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

We derive revenues from three primary sources: subscriptions to our web services, licenses with corporate customers for customized data, and advertising and other e-commerce based revenues. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data licenses is recognized over the term of the contract or, in the case of certain up-front fees, over the estimated customer relationship period. Advertising and e-commerce revenue is recognized as the services are provided. Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

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

(c) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company’s website by other Internet companies in exchange for the Company’s advertising placed on their websites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $113, $46 and $0 in the years ended December 31, 2004, 2005, and 2006, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(d) WEBSITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, Accounting for WebSite Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes certain website costs for computer software developed or obtained for internal use. Net capitalized software development costs, included in property and equipment, totaled $82 and $23 at December 31, 2005 and 2006, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $43, $61 and $58 in the years ended December 31, 2004, 2005, and 2006, respectively.

(e) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $837 and $852 at December 31, 2005 and 2006, respectively. Related amortization expense, included in cost of revenues, totaled $0, $60 and $179 in the years ended December 31, 2004, 2005 and 2006, respectively.

(f) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short term investments. Cash and cash equivalents at December 31, 2005 included a certificate of deposit (“CD”) for $2,025 which accrued interest at 4.01% that matured in January 2006 and a CD for $2,000 which accrued interest at 4.18% that matured in February 2006. Short-term investments at December 31, 2006 includes a CD for $205 which accrues interest at 5.10% and matures in May 2007.

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

(j) GOODWILL

Goodwill is not amortized, but is subject to annual impairment tests. The Company estimates fair value of its reporting unit and compares the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists.

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. (“FIS”) in October 2000. When measuring fair value, the Company considers past, present and future expectations of performance. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2006.

(k) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $48, $154 and $333, for the years ended December 31, 2004, 2005 and 2006, respectively.

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

(m) STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share Based Payment” (“SAB 107”) in March 2005,

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant date fair values. Under the modified prospective transition method, compensation cost recognized in the year ended December 31, 2006, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to the Company’s adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures of $167 in stock-based compensation expense for the year ended December 31, 2006.

Stock-Based Compensation Expense

The adoption of SFAS 123(R) resulted in stock-based compensation expense for the year ended December 31, 2006 totaling $1,028, or ($0.04) per share, of which $38 is included in cost of revenues, $286 is included in sales and marketing expenses, $61 is included in development expenses and $643 is included in general and administrative expenses.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation awards prior to January 1, 2006:

	Year Ended December 31, 2004	Year Ended December 31, 2005
Net loss:
As reported	$(2,166)	$(5,578)
Deduct: Stock-based compensation expense determined under fair value based method for all employee awards	(723)	(716)

Pro forma net loss	$(2,889)	$(6,294)

Net loss per share—basic and diluted:
As reported	$(0.11)	$(0.23)
Pro forma	$(0.14)	$(0.26)

The estimated per share weighted average grant-date fair values of stock options granted during the years ended December 31, 2004, 2005 and 2006 were $1.01, $1.65 and $2.01, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2004	2005	2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected average volatility	70%	70%	101%
Risk-free interest rate	3.33-4.57%	4.20-4.64%	4.70-5.13%
Expected life in years	10	10	6

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield—reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility—determined considering historical volatility of the Company’s common stock over the preceding number of years of the expected life of the stock option awards;

•	Risk-free interest rate—based on the yield available on United States Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•

Expected life—based on contractual life in 2004 and 2005 and calculated using the “simplified method” in accordance with SAB 107 for 2006. The simplified method allows for estimating the expected life based on an average of the option vesting term and option life provided that all options meet certain criteria of “plain vanilla” options.

(n) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2005 or 2006.

Nasdaq comprised 14%, 10% and 7% of the Company’s total revenue during 2004, 2005 and 2006, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2004, 2005 or 2006. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2005 and 2006, approximate their financial statement carrying value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, times, the balance at such financial institution exceeds the FDIC insured limits.

(o) LOSS PER SHARE

Basic loss per share excludes dilution for common stock equivalents and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 6,994,742, 3,372,514 and 3,066,269 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(q) COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s comprehensive loss, which is comprised solely of net loss, is presented within the statement of changes in stockholders’ equity.

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

(s) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(4) GOODWILL AND OTHER INTANGIBLES

There were no changes to the carrying amount of goodwill in the years ended December 31, 2005 and 2006. Other intangible assets consist of the following:

	December 31, 2005		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets:
Accumulated know-how	$9,460	$5,050	$9,460	$5,963
Customer based intangibles	4,496	2,216	4,496	2,549

	$13,956	$7,266	$13,956	$8,512

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets for the years ended December 31, 2004, 2005, and 2006 was $1,529, $1,246 and $1,246, respectively. The annual amortization expense expected for each of the years ended December 31, 2007 through 2009 is $1,246. The annual amortization expense expected for the year ended December 31, 2010 is $1,094.

(5) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2006 is summarized as follows:

	DECEMBER 31,
	2005	2006	ESTIMATED USEFUL LIVES
Equipment	$4,951	$4,274	3 - 5 years
Furniture and fixtures	480	499	7 years
Purchased software	680	709	3 years
Software development costs	718	718	3 years
Leasehold improvements	474	463	3 - 7 years

Subtotal	7,303	6,663
Less accumulated depreciation	(6,065)	(5,531)

Total	$1,238	$1,132

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 was $697, $629 and $545, respectively. In addition, the Company disposed of assets with a net book value of $57 and $52, which has been reflected as depreciation, in the year ended December 31, 2005 and 2006.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(6) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2005 and 2006:

	DECEMBER 31,
	2005	2006
Compensation and related benefits	$622	$380
Settlement accrual (i)	338	—
Professional fees	180	250
Deferred rent	143	174
Other	5	8

Total	$1,288	$812

(i)	On February 26, 2006, the Company entered into a settlement agreement with a former employee. Per this agreement, the Company paid $215 in 2006 and $25 in 2007. In addition, the Company issued options to purchase an aggregate of 52,500 shares of its common stock at an exercise price of $3.50 per share, the market price on the date of issue. The Company estimated the value of the stock options at $98 using a Black-Scholes calculation. The total of $338 was included in general and administrative expenses for the year ended December 31, 2005 and accrued expenses at December 31, 2005.

(7) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2006, the Company has approximately $27,000 in federal net operating losses, which will expire between 2009 and 2026, and approximately $25,000 of state net operating loss carry forwards, which will expire between 2007 and 2024.

The Company allocated $17,363 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for the valuation allowance on the Company’s net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company’s valuation allowance. As of December 31, 2006, the net carrying amount of the intangible asset is $5,404. The federal and state deferred tax provision includes a tax benefit of approximately $498 in each of the years ended December 31, 2004, 2005 and 2006 which represents the decrease in the deferred tax liability as a result of the amortization and impairment write-off of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company allocated $6,351 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $2,540 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $4,720 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for $2,540 of the Company’s valuation allowance. As of December 31, 2004, the $6,351 of intangible assets has been fully amortized. The federal and state deferred tax provision for the years ended December 31, 2006, 2005 and 2004 includes a tax benefit of approximately $111, $0 and $0, respectively,

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

representing the decrease in the deferred tax liability as a result of the amortization and impairment write-off of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company’s tax provision differed from the amount computed using the federal statutory rate of 34% as follows:

	YEAR ENDED DECEMBER 31
	2004	2005	2006
Expected federal income tax benefit	$(736)	$(1,897)	$(2,015)
State taxes, net of federal effect	(128)	(20)	(17)
Other permanent differences	12	13	10
Federal valuation allowance	852	1,904	2,022

	$—	$—	$—

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2005 and 2006 are as follows:

	2005	2006
Deferred tax assets:
Net operating loss carry forwards	$8,540	$10,875
Accruals and other, net	1,066	255
Stock compensation expense	465	465

Total deferred tax assets	10,071	11,595
Federal and state valuation allowance	(7,348)	(9,370)

Net deferred tax assets	$2,723	$2,225

Deferred tax liabilities:
Identifiable intangibles	$(2,723)	$(2,225)

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

(8) STOCKHOLDERS’ EQUITY

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

Stock Warrants

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated, including the redemptions described above, is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2003	742,499	$5.72
Issued	3,625,000	$1.50
Exercised	—	—
Cancelled	(294,868)	$9.58

Outstanding at December 31, 2004	4,072,631	$1.68
Issued	—	—
Exercised	(3,583,821)	$1.51
Cancelled	(159,179)	$2.36

Outstanding at December 31, 2005	329,631	$3.29
Issued	—	—
Exercised	—	—
Cancelled	(322,000)	$2.85

Balance at December 31, 2006	7,631	$21.98

The weighted average contractual life of warrants outstanding at December 31, 2005 and 2006 was 0.30 and 1.13 years, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(9) STOCK OPTION PLANS

In November 1998, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”) whereby the Company's Board of Directors could grant stock options to officers, employees, directors and consultants. The 1996 Plan authorized the issuance of options to purchase up to 800,000 shares of the Company's common stock.

On March 25, 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors Stock Option Plan (the “1999 Directors Plan”). The 1999 Plan originally authorized the issuance of options to purchase up to 600,000 shares of the Company's common stock under the same provisions as the 1996 Plan. At the Annual Shareholder Meetings held on August 1, 2000, 2001 and 2002, the Plan was amended to increase the number of shares available for grant by 800,000, 500,000 and 500,000, respectively. At the Annual Meeting of Stockholders held on May 27, 2004, the Plan was amended to increase the number of shares available for grant by 800,000. The 1999 Directors Plan authorized the issuance of options to purchase up to 100,000 shares of the Company's common stock.

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

Options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest over 3 years and have 10 year contractual terms.

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2003	2,605,161	$2.60
Issued	727,850	$1.30
Exercised	(3,001)	$1.09
Cancelled	(407,899)	$2.68

Outstanding at December 31, 2004	2,922,111	$2.27
Issued	577,000	$1.86
Exercised	(198,730)	$1.40
Cancelled	(257,498)	$2.67

Outstanding at December 31, 2005	3,042,883	$2.21
Issued	964,500	$2.45
Exercised	(821,238)	$1.97
Cancelled	(127,507)	$2.98

Outstanding at December 31, 2006	3,058,638	$2.32	6.65	$4,480

Exercisable at December 31, 2006	1,631,487	$2.52	4.86	$2,461

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2006. During the years ended December 31, 2004, 2005 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1, $239 and $1,992, respectively, determined as of the date of exercise. Cash received from option exercises for the years ended December 31, 2004, 2005, and 2006 was $3, $278, and $1,364, respectively.

A summary of the status of the Entity’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE

Nonvested at December 31, 2005	1,065,188	$1.37
Granted	964,500	$2.00
Vested	(564,106)	$1.31
Forfeited	(38,431)	$1.77

Nonvested at December 31, 2006	1,427,151	$1.76

As of December 31, 2006, there was $1,527 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.06 years.

At December 31, 2006, 919,435 options are available for grant under the Company’s 2005 Plan.

(10) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $920, $1,012 and $1,079, for the years ended December 31, 2004, 2005, and 2006, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2006 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2007	927
2008	947
2009	966
2010	990
2011	934
Thereafter	2,006

Total	$6,770

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(11) RELATED PARTY TRANSACTIONS

The Company provided services in the normal course of business to three shareholders in 2004 which resulted in revenues of $265. The Company provided services in the normal course of business to one shareholder in 2005 and 2006 which resulted in revenues totaling $239 and $195, respectively.

The Company also purchased services in the normal course of business from two shareholders in 2004, only one of which was included in the group of shareholders to whom we provided services, which totaled $228. The Company did not purchase services from any shareholders in 2005 or 2006.

(12) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2006:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Year Ended December 31, 2005
Net revenues	$3,503	$3,610	$3,465	$3,657
Gross profit	$3,009	$3,054	$2,978	$3,115
Loss from operations	$(960)	$(1,306)	$(1,553)	$(1,907)
Net loss	$(944)	$(1,275)	$(1,501)	$(1,858)
Net loss per share—basic and diluted (i)	$(0.04)	$(0.05)	$(0.06)	$(0.07)
Weighted average shares outstanding—basic and diluted	21,568	24,322	24,957	24,984
Year Ended December 31, 2006
Net revenues	$3,918	$4,199	$4,064	$4,065
Gross profit	$3,302	$3,590	$3,461	$3,429
Loss from operations (ii)	$(1,623)	$(1,350)	$(1,500)	$(1,597)
Net loss (ii)	$(1,584)	$(1,313)	$(1,462)	$(1,567)
Net loss per share—basic and diluted (i) (ii)	$(0.06)	$(0.05)	$(0.06)	$(0.06)
Weighted average shares outstanding—basic and diluted	25,064	25,408	25,706	25,758

(i)	Net loss per share data is computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.
(ii)	Includes stock-based compensation expense as the Company adopted SFAS 123(R) effective January 1, 2006.