Form 10-Q
period 2007-03-31
EDGAR ONLINE INC
filed 2007-05-10
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

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

Number of shares of common stock outstanding at May 10, 2007: 26,044,815 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$2,865	$2,202
Short-term investments	205	205
Accounts receivable, less allowance of $388 and $316, respectively	2,550	2,298
Other current assets	229	287

Total current assets	5,849	4,992

Property and equipment, net	1,132	1,083
Goodwill	2,189	2,189
Other intangible assets, net	5,444	5,132
Other assets	1,258	1,244

Total assets	$15,872	$14,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,084	$1,681
Deferred revenues	3,858	4,212

Total current liabilities	5,942	5,893

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,989,586 shares issued and 25,758,782 shares outstanding at December 31, 2006 and 27,220,020 shares issued and 25,989,216 shares outstanding at March 31, 2007	270	272
Additional paid-in capital	69,606	69,973
Accumulated deficit	(57,814)	(59,366)
Less: Treasury stock, at cost, 1,230,804 shares at December 31, 2006 and March 31, 2007	(2,132)	(2,132)

Total stockholders’ equity	9,930	8,747

Total liabilities and stockholders’ equity	$15,872	$14,640

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2007
Revenues:
Subscriptions	$2,260	$2,273
Data licenses	1,589	1,627
Advertising and e-commerce	69	202

Total revenues	3,918	4,102
Cost of revenues	616	679

Gross profit	3,302	3,423

Operating expenses:
Sales and marketing	1,234	1,295
Product development	965	1,025
General and administrative	2,267	2,235
Depreciation and amortization	459	437

	4,925	4,992

Loss from operations	(1,623)	(1,569)
Interest and other income, net	39	17

Net loss	$(1,584)	$(1,552)

Weighted average shares outstanding—basic and diluted	25,064	25,828

Net loss per share—basic and diluted	$(0.06)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net loss	$(1,584)	$(1,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	125
Amortization of intangibles	312	312
Stock-based compensation expense	263	265
Provision for losses on trade accounts receivable	110	152
Amortization of capitalized product costs	45	55
Changes in assets and liabilities:
Accounts receivable	(648)	100
Other assets, net	(37)	(27)
Accounts payable and accrued expenses	(229)	(403)
Deferred revenues	442	354

Total adjustments	405	933

Net cash used in operating activities	(1,179)	(619)

Cash flows from investing activities:
Purchases of property and equipment	(110)	(76)

Net cash used in investing activities	(110)	(76)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	605	72
Deferred financing costs	—	(40)

Net cash provided by financing activities	605	32

Net change in cash and cash equivalents	(684)	(663)
Cash and cash equivalents at beginning of period	5,334	2,865

Cash and cash equivalents at end of period	$4,650	$2,202

Supplemental disclosure of non-cash financing activities:
Proceeds receivable from stock option exercises	$217	$32
Options granted in connection with settlement of litigation	$97	$—

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

The unaudited interim financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2006 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2007. The results for the three months ended March 31, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with theSEC in March 2007.

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

Diluted loss per share is the same as basic loss per share as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At March 31, 2006 and 2007, the number of options outstanding were 3,496,623 and 3,086,372, respectively. At March 31, 2006 and 2007, the number of warrants outstanding was 7,631.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs, included in other assets, totaled $892 and $837 at December 31, 2006 and March, 31, 2007, respectively. Related amortization expense, included in cost of revenues, totaled $45 and $55 for the three months ended March 31, 2006 and 2007, respectively. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86.

(4) STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB No. 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant-date fair values. Under the modified prospective transition method, compensation cost recognized in the three months ended March 31, 2006 and 2007, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the proforma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures in stock-based compensation expense for the three months ended March 31, 2006 and 2007.

Stock Compensation Expense

The adoption of SFAS 123(R), resulted in stock compensation expense for the three months ended March 31, 2006 and 2007 in the following income statement expenses:

	Three Months Ended March 31,
	2006	2007
Cost of revenues	$12	$12
Sales and marketing	70	83
Product development	18	23
General and administrative	163	147

Total stock compensation expense	$263	$265

This expense increased the Company’s net loss per share by $0.01 in both the three months ended March 31, 2006 and 2007.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2006 and 2007 were $1.96 and $2.41, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2006	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	102.57%	93.41%
Risk-free interest rate	5.00%	4.65%
Expected life in years	6	6

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield—reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility—determined considering historical volatility of the Company’s common stock over the preceding six years;

•	Risk-free interest rate—based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•	Expected life—calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Stock Options as of March 31, 2007

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

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest over 3 years and have 10 year contractual terms.

Option activity for all Plans for the three months ended March 31, 2007 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2006	3,058,638	$2.32
Issued	323,500	$3.09
Exercised	(230,434)	$0.45
Forfeited	(65,332)	$2.93

Outstanding at March 31, 2007	3,086,372	$2.53	7.08 years	$2.1 million

Exercisable at March 31, 2007	1,804,717	$2.66	5.83 years	$1.4 million

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2007. During the three months ended March 31, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $607. Cash received from stock options exercised during the three months ended March 31, 2007 was $72.

At March 31, 2007, 661,267 options are available for grant under the Company’s 2005 Plan.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. The Company did not recognize interest or penalties related to income tax during the three months ended March 31, 2007 or 2006 and did not accrue for interest or penalties as of March 31, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact of this standard will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its financial position or results of operations.

(7) CONTINGENCIES

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. An audit by one taxing authority is currently ongoing and the resulting additional payments could be material. There is inherent uncertainty in the audit process. The Company will record a liability if it becomes probable that the Company will have to pay additional taxes and if that amount is estimable. As of March 31, 2007, the Company has not recorded any liability for this audit.

(8) SUBSEQUENT EVENTS

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to the Company and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. The Company’s obligations under the term loan are evidenced by a secured Term Note and all of the Company’s obligations to Rosenthal are secured by a first priority security interest in substantially all of the Company’s assets.

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

On April 9, 2007 the Company entered into an employment agreement (the “Employment Agreement”) with Philip D. Moyer to assume the role of President of the Company. It is anticipated that Mr. Moyer will be elected Chief Executive Officer upon the earlier of the end of the first year of employment or when the Company achieves certain financial objectives specified in the Employment Agreement.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2006	2007
Total revenues	100%	100%
Cost of revenues	16	17

Gross profit	84	83
Operating expenses:
Sales and marketing	31	31
Product development	24	25
General and administrative	58	54
Amortization and depreciation	12	11

Loss from operations	(41)	(38)
Interest and other, net	1	0

Net loss	(40)%	(38)%

REVENUES

Total revenues for the three months ended March 31, 2007 increased 5% to $4.1 million, from $3.9 million for the three months ended March 31, 2006. The net increase in revenues is primarily attributable to a $133,000, or 193%, increase in advertising and e-commerce revenues, a $38,000, or 2% increase in data licenses and a $13,000, or 1%, increase in subscriptions.

SUBSCRIPTIONS

	QUARTER ENDED March 31,
	2006	2007
Revenues (in $000s)	$2,260	$2,273
Percentage of total revenues	58%	55%

The net increase in subscription revenue for the three months ended March 31, 2007 results from a $121,000 increase in I-Metrix subscriptions which was offset by flat sales of our premium product, EDGAR Pro, and cancellations and user migrations from our retail service, EDGAR Access. In the first quarter of 2007, we continued our investment in our sales team by adding staff with certified industry credentials to support sales of our products. With an expanded sales team and continued increases in the sale of I-Metrix products, we expect to continue to increase seat-based subscription revenues.

DATA LICENSES

	QUARTER ENDED MARCH 31,
	2006	2007
Revenues (in $000s)	$1,589	$1,627
Percentage of total revenues	41%	40%
Number of contracts at March 31	215	246
Average annual price per contract	$29,562	$26,455

Data licenses have increased due to the overall increase in the number of contracts and increased revenues from Xcelerate, our I-Metrix data product. The decrease in the average annual price per contract results as several smaller annual value contracts were added during 2006.

ADVERTISING AND E-COMMERCE

	QUARTER ENDED MARCH 31,
	2006	2007
Revenues (in $000s)	$69	$202
Percentage of total revenues	1%	5%

The increase in advertising and e-commerce revenues is primarily due to an increase in list sales in the first quarter of 2007 as well as a new barter contract in 2007.

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

Total cost of revenues for the three months ended March 31, 2007 increased $63,000, or 10%, to $679,000 from $616,000 for the three months ended March 31, 2006. The increase in cost of revenues is primarily attributable to a $36,000 increase in commissions related to e-commerce revenues and the addition of $25,000 of barter expense.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2007 increased $61,000, or 5%, to $1.3 million from $1.2 million for the three months ended March 31, 2006 primarily due to an increase in payroll expenses.

Product Development. Product development expenses for the three months ended March 31, 2007 increased $60,000, or 6%, to $1.0 million from $965,000 for the three months ended March 31, 2006. The net increase in development expenses is primarily due to a $148,000 increase in payroll costs offset by a $93,000 decrease in outside development expenses.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2007 decreased $32,000, or 1%, to $2.2 million from $2.3 million for the three months ended March 31, 2006. The net decrease is primarily attributable to a $24,000 decrease in payroll expenses and a $24,000 decrease in travel and entertainment expenses offset by a $24,000 increase in communications expenses.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2007 decreased $22,000, or 5%, to $437,000 from $459,000 for the three months ended March 31, 2006. The decrease is due to several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $619,000 for the three months ended March 31, 2007, an improvement from net cash used in operating activities of $1.2 million for the three months ended March 31, 2006. This is primarily due to increased collections of our accounts receivable.

Capital expenditures, primarily for computers and equipment, totaled $110,000 for the three months ended March 31, 2006 and $76,000 for the three months ended March 31, 2007. The purchases were made to support our expansion and increased infrastructure.

At March 31, 2007, we had cash and cash equivalents on hand of $2.2 million. We have no off-balance sheet arrangements at March 31, 2007. On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide up to an additional $2.5 million under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets.

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The Warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125,000, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

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

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS.

The following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Please refer to Item I of our Annual Report for 2006 for disclosures regarding the risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2007, and may incur additional losses in 2008. At March 31, 2007, we had an accumulated deficit of $59.4 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003, to approximately $12.9 million in 2004. Revenues increased to $14.2 million in 2005 and $16.2 million in 2006. Revenues for the three months ended March 31, 2007 were $4.1 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

We may not be able to obtain additional financing.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% over the published JPMorgan Chase prime rate in the case of the term loan and 2% above the JPMorgan Chase prime rate on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. We currently anticipate that our available cash resources, including the term loan, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we borrowed $2.5 million under this agreement, we may need to raise additional funds, to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Nasdaq related revenue has been decreasing as a percent of total revenue over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq revenues for the three months ended March 31, 2007 accounted for 7% of our total revenue during this period. We expect that Nasdaq will continue to be a significant customer despite the termination of an earlier technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

There is no guarantee that the recent change in key personnel will enhance our ability to operate our business successfully.

Our future success depends to a significant extent on the performance of our senior management and other key personnel. On April 16, 2007, Philip D. Moyer joined our company as its President. Mr. Moyer replaced Susan Strausberg in this key role. Ms. Strausberg retains the roles of Chief Executive Officer and Secretary. There is no guarantee that Mr. Moyer’s performance as President will enhance the performance of our business.

We may be subject to liability for taxes by federal, state and foreign tax authorities.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. An audit by one taxing authority is currently ongoing. There is inherent uncertainty in the audit process. We will record a liability if it becomes probable that we will have to pay additional taxes and if that amount is estimable. At this time, we have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 5, 2007 the Company issued a warrant (the “Warrant”) to purchase 100,000 shares of common stock at a price per share equal to $ 2.81, which was the market price of the Company’s common stock on the date of issue, subject to customary adjustment provisions. The Warrant expires on April 30, 2010. The Warrant was issued in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1933 Act (the “Act”). The Company has granted Rosenthal “piggyback” registration rights under which the Company is obligated to register the shares of common stock issuable on exercise of the Warrant under circumstances detailed in the Warrant. The foregoing summary of certain terms of the Warrant is qualified by reference to the actual terms of the instrument that was included as an exhibit with Form 8-K filed by the Company on April 9, 2007.

In connection with the employment agreement dated April 9, 2007 between the Company and Philip D. Moyer, Mr. Moyer will receive 250,000 restricted shares of the Company’s common stock, par value $.01 per share, with one third of the restricted stock vesting after the first six months of employment and the remaining stock vesting at the end of each successive six-month period in seven equal installments. The issuance of such shares to Mr. Moyer is being made without registration under the Act, in reliance upon the exemption from registration contained in Section 4(2) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a.	Exhibits:

Exhibit Number	Description
10.59	Employment Agreement dated April 9, 2007 between the Registrant and Philip D. Moyer*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 10, 2007	EDGAR ONLINE, INC.

/s/ Susan Strausberg
Susan Strausberg
Chief Executive Officer and Secretary

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Financial Officer and COO