Form 10-Q
period 2007-06-30
EDGAR ONLINE INC
filed 2007-08-09
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

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

Number of shares of common stock outstanding at August 9, 2007: 26,043,981 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$2,865	$3,895
Short-term investments	205	210
Accounts receivable, less allowance of $388 and $372, at December 31, 2006 and June 30, 2007, respectively	2,550	2,560
Other current assets	229	297

Total current assets	5,849	6,962

Property and equipment, net	1,132	1,024
Goodwill	2,189	2,189
Other intangible assets, net	5,444	4,821
Other assets	1,258	1,190

Total assets	$15,872	$16,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,084	$2,405
Deferred revenues	3,858	4,437

Total current liabilities	5,942	6,842

Long-term debt	—	2,166
Other long-term liabilities	—	105

Total liabilities	5,942	9,113

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,989,586 shares issued and 25,758,782 shares outstanding at December 31, 2006 and 27,258,185 shares issued and 26,027,381 shares outstanding at June 30, 2007	270	273
Additional paid-in capital	69,606	70,701
Accumulated deficit	(57,814)	(61,769)
Less: Treasury stock, at cost, 1,230,804 shares at December 31, 2006 and June 30, 2007	(2,132)	(2,132)

Total stockholders’ equity	9,930	7,073

Total liabilities and stockholders’ equity	$15,872	$16,186

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
Subscriptions	$2,486	$2,209	$4,746	$4,353
Data licenses	1,660	1,956	3,249	3,712
Advertising and e-commerce	53	192	122	394

Total revenues	4,199	4,357	8,117	8,459
Cost of revenues	609	746	1,225	1,425

Gross profit	3,590	3,611	6,892	7,034

Operating expenses:
Sales and marketing	1,296	1,308	2,530	2,603
Product development	955	837	1,920	1,862
General and administrative	2,245	2,731	4,512	4,966
Severance costs	—	631	—	631
Amortization and depreciation	444	437	903	874

	4,940	5,944	9,865	10,936

Loss from operations	(1,350)	(2,333)	(2,973)	(3,902)
Interest and other income/ (expense)	37	(70)	76	(53)

Net loss	$(1,313)	$(2,403)	$(2,897)	$(3,955)

Weighted average shares outstanding—basic and diluted	25,408	26,011	25,236	25,920

Net loss per share—basic and diluted	$(0.05)	$(0.09)	$(0.11)	$(0.15)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2007
Cash flow from operating activities:
Net loss	$(2,897)	$(3,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	280	251
Amortization of intangibles	623	623
Stock-based compensation expense	527	634
Amortization of capitalized product costs	90	109
Amortization of deferred financing costs	—	30
Non-cash severance costs	—	191
Provision for losses on trade accounts receivable	224	319
Changes in assets and liabilities:
Accounts receivable	(535)	(329)
Other assets, net	(82)	(108)
Accounts payable and accrued expenses	(229)	321
Deferred revenues	767	579
Long-term payables	—	105

Total adjustments	1,665	2,725

Net cash used in operating activities	(1,232)	(1,230)

Cash flow from investing activities:
Purchases of held-to-maturity investments	(200)	(5)
Purchases of property and equipment	(124)	(143)

Net cash used in investing activities	(324)	(148)

Cash flows from financing activities:
Proceeds from notes payable issued	—	2,500
Deferred financing costs	—	(238)
Proceeds from exercise of stock options and warrants	1,107	146

Net cash provided by financing activities	1,107	2,408

Net change in cash and cash equivalents	(449)	1,030
Cash and cash equivalents at beginning of period	5,334	2,865

Cash and cash equivalents at end of period	$4,885	$3,895

Supplemental disclosure of non-cash transactions:
Cash paid for interest	$—	$94
Warrant issued in connection with long-term debt	$—	$126
Proceeds receivable from stock option exercises	$66	$1
Options granted in connection with settlement of litigation	$97	$—
Treasury stock acquired in lieu of option exercise proceeds	$180	$—

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

The unaudited interim financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2006 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007, the results of its operations for the three and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2006 and 2007. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC in March 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, accrued expenses related to the ongoing sales tax audit, and the fair values of goodwill and other intangible assets and the estimated useful lives of intangible assets.

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

Diluted loss per share is the same as basic loss per share as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At June 30, 2006 and 2007, the number of options outstanding were 3,216,896 and 3,067,707, respectively. At June 30, 2006 and 2007, the number of shares issuable from warrants outstanding were 7,631 and 107,631, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs, included in other assets, totaled $852 and $743 at December 31, 2006 and June 30, 2007, respectively. Related amortization expense, included in cost of revenues, totaled $45 and $55 for the three months ended June 30, 2006 and 2007, respectively, and $90 and $109 for the six months ended June 30, 2006 and 2007, respectively. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86.

(4) FINANCING AGREEMENT

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

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. A discount related to the warrant totaling $126,000 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

Per the Financing Agreement, the Company is required to maintain certain levels of working capital and accumulated deficit. The Company was compliant with the terms at June 30, 2007. Interest expense under the Agreement totaled $110 for the six months ended June 30, 2007.

(5) STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB No. 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant-date fair values. Under the modified prospective transition method, compensation cost recognized in the three and six months ended June 30, 2006 and 2007, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the proforma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures in stock-based compensation expense for the three and six months ended June 30, 2006 and 2007.

Stock Compensation Expense

The adoption of SFAS 123(R), resulted in stock compensation expense for the three months ended June 30, 2006 and 2007 in the following income statement expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Cost of revenues	$10	$13	$22	$26
Sales and marketing	72	81	142	163
Product development	16	26	33	49
General and administrative	167	248	330	396

Total stock compensation expense	$265	$368	$527	$634

This expense increased the Company’s net loss per share by $0.01 in both the three months ended June 30, 2006 and 2007 and $0.02 in both the six months ended June 30, 2006 and 2007.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended June 30, 2006 and 2007 were $1.96 and $2.14, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2006 and 2007 were $1.98 and $2.37, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2006	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	80-104%	86-93%
Risk-free interest rate	5.05-5.13%	4.65-4.94%
Expected life in years	6	6

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

Stock Options as of June 30, 2007

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

Option activity for all Plans for the six months ended June 30, 2007 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2006	3,058,638	$2.32
Issued	383,500	$3.05
Exercised	(268,599)	$0.55
Forfeited	(105,832)	$3.46

Outstanding at June 30, 2007	3,067,707	$2.53	6.87 years	$2.0 million

Exercisable at June 30, 2007	1,941,365	$2.59	5.81 years	$1.5 million

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2007. During the six months ended June 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $675. Cash received from stock options exercised during the six months ended June 30, 2007 was $146.

As of June 30, 2007, there was $1,507 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.14 years.

At June 30, 2007, 641,767 options are available for grant under the Company’s 2005 Plan.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. The Company did not recognize interest or penalties related to income tax during the periods ended June 30, 2007 or 2006 and did not accrue for interest or penalties as of June 30, 2007. The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

(7) SEVERANCE COSTS

On May 21, 2007, the Company terminated the employment agreement of Morton Mackof, Executive Vice President, Sales. On June 27, 2007, the Company terminated the employment agreement of Marc Strausberg, former Chairman of the Board of Directors. In the second quarter of 2007, we accrued $631,000 of severance costs related to these terminations. At June 30, 2007, there were $318,000 of severance costs included in accrued expenses and $105,000 in other long-term payables. Also, non-cash compensation and additional-paid-in-capital were increased by $191,000 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

(8) CONTINGENCIES

A sales and use tax audit is currently ongoing and the resulting payments could be material. On August 3, 2007, the Company sent a request for a closing agreement to the taxing authority requesting a settlement of $300,000 (representing the Company’s best estimate of its liability for this matter) plus applicable minimum interest. As a result, the Company recorded a liability for $390,000 which is included in general and administrative expenses and accrued expenses at June 30, 2007. The Company may have to record an additional liability depending on the ultimate outcome of this matter.

(9) SUBSEQUENT EVENTS

Effective July 31, 2007 (“the Effective Date”), Philip D. Moyer became Chief Executive Officer of the Company and Mark Maged became Chairman of the Board of Directors. These positions were previously held by Susan Strausberg, who remains on the Company’s Board of Directors. Under an Amended and Restated Employment Agreement with Ms. Strausberg dated June 14, 2007, the Company will pay Ms. Strausberg’s base salary and commutation allowance, less applicable tax withholdings and deductions, through June 14, 2010. The Company will also maintain Ms. Strausberg’s health benefits for the next 18 months. In addition, all of Ms. Strausberg’s stock options became fully vested as of the Effective Date and have a term of the earlier of the end of their original grant date or five years from the Effective Date. In the third quarter, the Company will record $997 of severance costs.

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

We are continuing to focus on growing our subscriptions and data products and solutions and expect to generate positive cash flow from operations by offering the following products and services:

Subscription Services. Our subscription services include our I-Metrix suite of products, EDGAR Pro and EDGAR Access. The I-Metrix suite of products is our premium end user subscription service. I-Metrix products allow for in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2007	2006	2007
Total revenues	100%	100%	100%	100%
Cost of revenues	15	17	15	17

Gross profit	85	83	85	83
Operating expenses:
Sales and marketing	31	30	31	31
Product development	23	19	24	22
General and administrative	53	63	56	59
Severance costs	—	14	—	7
Amortization and depreciation	10	10	11	10

Loss from operations	(32)	(53)	(37)	(46)
Interest and other, net	1	(2)	1	(1)

Net loss	(31)%	(55)%	(36)%	(47)%

REVENUES

Total revenues for the three months ended June 30, 2007 increased 4% to $4.4 million, from $4.2 million for the three months ended June 30, 2006. The net increase in revenues is primarily attributable to a $296,000, or 18%, increase in data licenses and a $139,000, or 262%, increase in advertising and e-commerce revenues which were partially offset by a $277,000, or 11%, decrease in subscriptions. Total revenues for the six months ended June 30, 2007 increased 4% to $8.5 million, from $8.1 million for the six months ended June 30, 2006. The net increase in revenues is primarily attributable to a $463,000, or 14%, increase in data licenses and a $272,000, or 223%, increase in advertising and e-commerce revenues which were partially offset by a $393,000, or 8%, decrease in subscriptions.

SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2007	2006	2007
Revenues (in $000s)	$2,486	$2,209	$4,746	$4,353
Percentage of total revenue	59%	51%	58%	51%

The net decrease in subscription revenue for the three months ended June 30, 2007 results primarily as exclusivity fees totaling $250,000 which were recognized in the three months ended June 30, 2006 did not recur in the three months ended June 30, 2007. The net decrease in the six months ended June 30, 2007 is due to the exclusivity fee noted above as well as a $293,000 decrease in sales of EDGAR Access, our retail product which were partially offset by a $221,000 increase in sales of I-Metrix subscriptions. In the first half of 2007, we continued our investment in our sales team by adding staff with certified industry credentials to support sales of our products. With an expanded sales team and continued increases in the sale of I-Metrix products, we expect to increase subscription revenues in the future.

DATA LICENSES

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2007	2006	2007
Revenues (in $000s)	$1,660	$1,956	$3,249	$3,712
Percentage of total revenue	40%	45%	40%	44%
Number of contracts at June 30	235	260	235	260
Average annual price per contract	$28,255	$30,092	$27,651	$28,554

Data licenses revenue has increased due to the overall increase in the number of contracts and average annual price per contract. Data solutions revenues increased $123,000 for the three months ended June 30, 2007 and $182,000 for the six months ended June 30, 2007 over the same periods in 2006. Other data contracts increased $188,000 for the three months ended June 30, 2007 and $276,000 for the six months ended June 30, 2007 over the same periods in 2006.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2007	2006	2007
Revenues (in $000s)	$53	$192	$122	$394
Percentage of total revenue	1%	4%	2%	5%

The increase in advertising and e-commerce revenues for the three months ended June 30, 2007 is due to an $80,000 increase in advertising revenues and a $59,000 increase in e-commerce revenues. The increase in advertising and e-commerce revenues for the six months ended June 30, 2007 is due to a $132,000 increase in advertising revenues and a $140,000 increase in e-commerce revenues. The increase in advertising revenues in 2007 results from the addition of a barter contract, as well as additional advertising partners. The increase in e-commerce revenues in 2007 is due to increased list sales.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, other content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites. Cost of revenues also includes the amortization of costs related to developing our I-Metrix suite of products that were previously capitalized. In addition, for each period, barter advertising expense is recorded equal to the barter advertising revenue for that period.

Total cost of revenues for the three months ended June 30, 2007 increased $137,000 or 22%, to $746,000 from $609,000 for the three months ended June 30, 2006. The increase in cost of revenues is primarily attributable to a $41,000 increase in commissions related to e-commerce revenues, a $43,000 increase in data costs, $10,000 additional amortization of previously capitalized costs and the addition of $37,000 of barter expense. Total cost of revenues for the six months ended June 30, 2006 increased $200,000 or 16%, to $1.4 million from $1.2 million for the six months ended June 30, 2006. The net increase in cost of revenues is primarily attributable to a $77,000 increase in commissions related to e-commerce revenues, a $25,000 increase in data costs, $20,000 additional amortization of previously capitalized costs and the addition of $63,000 of barter expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses were relatively consistent at $1.3 million for both the three months ended June 30, 2007 and 2006. Sales and marketing expenses for the six months ended June 30, 2007 increased $73,000, or 3%, to $2.6 million from $2.5 million for the six months ended June 30, 2006 primarily due to a $65,000 increase in payroll costs.

Product Development. Product development expenses for the three months ended June 30, 2007 decreased $118,000, or 12% to $837,000 from $955,000 for the three months ended June 30, 2006 primarily due to a $138,000 decrease in outside development expenses offset by a $20,000 increase in payroll and stock compensation expenses. Product development expenses for the six months ended June 30, 2007 remained relatively consistent at $1.9 million for both the six months ended June 30, 2007 and 2006.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2007 increased $486,000, or 22%, to $2.7 million from $2.2 million for the three months ended June 30, 2006. The net increase is primarily attributable to a $390,000 accrual related to a sales and use tax audit, an $81,000 increase in stock compensation expense related to our new president, and a $55,000 increase in payroll expenses which were partially offset by a $28,000 decrease in travel and entertainment expenses. The sales and use tax audit accrual represents our best estimate of our liability related to an ongoing audit. General and administrative expenses for the six months ended June 30, 2007 increased $454,000, or 10%, to $5.0 million from $4.5 million for the six months ended June 30, 2006. The increase is primarily due to the $390,000 sales and use tax audit accrual, a $65,000 increase in stock based compensation expense, and an $80,000 increase in provisions for bad debts which were partially offset by a $53,000 decrease in travel and entertainment expenses and a $31,000 decrease in office and printing costs.

Severance Costs. In the second quarter of 2007, we accrued $631,000 of severance costs related to the resignations of our Executive Vice President of Sales and Chairman of the Board. At June 30, 2007, there were $318,000 of severance costs included in accrued liabilities and $105,000 in other long-term payables. Also, non-cash compensation and additional-paid-in-capital were increased by $191,000 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2007 decreased $7,000, or 2%, to $437,000 from $444,000 for the three months ended June 30, 2006 and decreased $29,000, or 3%, to $874,000 from $903,000 for the six months ended June 30, 2007 from the six months ended June 30, 2006. The decrease is due to several fixed assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $1.2 million for both the six months ended June 30, 2007 and 2006.

Capital expenditures, primarily for computers and equipment, totaled $124,000 for the six months ended June 30, 2006 and $143,000 for the six months ended June 30, 2007. The purchases were made to support our expansion and increased infrastructure.

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2007 compared to $1.1 million for the six months ended June 30, 2006. Financing activities in the six months ended June 30, 2007 include net proceeds from a Financing Agreement of $2.3 million and proceeds from stock option exercises of $146,000. Financing activities in the six months ended June 30, 2006 are comprised of proceeds from stock option exercises.

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

At June 30, 2007, we had cash, cash equivalents and short term investments on hand of $4.1 million. We have no off-balance sheet arrangements at June 30, 2007. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2007, and may incur additional losses in 2008. At June 30, 2007, we had an accumulated deficit of $61.8 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003, to approximately $12.9 million in 2004. Revenues increased to $14.2 million in 2005 and $16.2 million in 2006. Revenues for the six months ended June 30, 2007 were $8.5 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

We may not be able to obtain additional financing.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% over the published JPMorgan Chase prime rate in the case of the term loan and 2% above the JPMorgan Chase prime rate on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. We currently anticipate that our available cash resources, including the term loan, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we borrowed $2.5 million under this agreement, we may need to draw down on the $2.5 million revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Nasdaq related revenue has been decreasing as a percent of total revenue over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq revenues for the six months ended June 30, 2007 accounted for 7% of our total revenue during this period. We expect that Nasdaq will continue to be a significant customer despite the termination of an earlier technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

There is no guarantee that the recent change in key personnel will enhance our ability to operate our business successfully.

Our future success depends to a significant extent on the performance of our senior management and other key personnel. On April 16, 2007, Philip D. Moyer joined our company as President. On July 31, 2007, Mr. Moyer became Chief Executive Officer and President, and Mark Maged became Chairman of the Board of Directors. Mr. Moyer and Mr. Maged replaced Susan Strausberg in these key roles. There is no guarantee that Mr. Moyer’s or Mr. Maged’s performance will enhance the performance of our business.

We may be subject to liability for taxes by federal, state and foreign tax authorities.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. A sales and use tax audit is currently ongoing and the resulting payments could be material. On August 3, 2007, the Company sent a request for a closing agreement to the taxing authority requesting a settlement of $300,000 (representing the Company’s best estimate of its liability for this matter) plus applicable minimum interest. As a result, the Company recorded a liability for $390,000 which is included in general and administrative expenses and accrued expenses at June 30, 2007. The Company may have to record an additional liability depending on the ultimate outcome of this matter. In the future, the Company may be subject to similar tax audits by federal or state or foreign tax authorities which may result in additional tax liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 5, 2007 the Company issued a warrant (the “Warrant”) to purchase 100,000 shares of common stock at a price per share equal to $2.81, which was the market price of the Company’s common stock on the date of issue, subject to customary adjustment provisions. The Warrant expires on April 30, 2010. The Warrant was issued in a private placement under the exemption set forth in Section 4(2) of the Securities Act of 1933 Act (the “Act”). The Company has granted Rosenthal “piggyback” registration rights under which the Company is obligated to register the shares of common stock issuable on exercise of the Warrant under circumstances detailed in the Warrant. The foregoing summary of certain terms of the Warrant is qualified by reference to the actual terms of the instrument that was included as an exhibit with Form 8-K filed by the Company on April 9, 2007.

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

On June 27, 2007, we held our Annual Meeting of Shareholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, our shareholders approved the following proposals:

1. The election of the following seven directors to serve until the 2008 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld
Elisabeth DeMarse	12,753,764	8,759,268
Richard L. Feinstein	21,356,991	156,041
Mark Maged	18,961,977	2,551,055
Douglas K. Mellinger	19,461,001	2,052,031
John Mutch	21,372,866	140,166
William J. O’Neill, Jr.	21,372,772	140,260
Susan Strausberg	20,202,954	1,310,078

2. The approval and ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2006:

For	21,415,935
Against	70,163
Abstain	26,933

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

a.	Exhibits:

Exhibit Number	Description
3.3.1	Amended and Restated Bylaws*

10.62	Amended and Restated Employment Agreement dated as of June 13, 2007 between the Registrant and Susan Strausberg*

10.63	Amendment dated July 25, 2007 to Financing Agreement dated April 2, 2007 by and between EDGAR Online, Inc. and Rosenthal & Rosenthal, Inc. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 9, 2007	EDGAR ONLINE, INC.

/s/ Philip Moyer
Philip Moyer
Chief Executive Officer and President

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Financial Officer and COO