Form 10-Q
period 2007-09-30
EDGAR ONLINE INC
filed 2007-11-09
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

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

Number of shares of common stock outstanding at November 9, 2007: 26,208,175 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Cash and cash equivalents	$2,865	$3,614
Short-term investments	205	210
Accounts receivable, less allowance of $388 and $354, at December 31, 2006 and September 30, 2007, respectively	2,550	2,848
Other current assets	229	287

Total current assets	5,849	6,959
Property and equipment, net	1,132	947
Goodwill	2,189	2,189
Other intangible assets, net	5,444	4,509
Other assets	1,258	1,122

Total assets	$15,872	$15,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,084	$2,773
Deferred revenues	3,858	4,377
Current portion of long-term debt	—	63

Total current liabilities	5,942	7,213
Long-term debt	—	2,134
Other long-term liabilities	—	491

Total liabilities	5,942	9,838

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 26,989,586 shares issued and 25,758,782 shares outstanding at December 31, 2006 and 27,323,787 shares issued and 26,092,983 shares outstanding at September 30, 2007	270	273
Additional paid-in capital	69,606	71,360
Accumulated deficit	(57,814)	(63,613)
Less: Treasury stock, at cost, 1,230,804 shares at December 31, 2006 and September 30, 2007	(2,132)	(2,132)

Total stockholders’ equity	9,930	5,888

Total liabilities and stockholders’ equity	$15,872	$15,726

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenues:
Subscriptions	$2,271	$2,260	$7,017	$6,613
Data licenses	1,719	2,226	4,968	5,938
Advertising and e-commerce	74	191	196	585

Total revenues	4,064	4,677	12,181	13,136
Cost of revenues	603	797	1,828	2,222

Gross profit	3,461	3,880	10,353	10,914

Operating expenses:
Sales and marketing	1,358	1,128	3,888	3,731
Product development	926	913	2,846	2,775
General and administrative	2,234	2,177	6,746	7,143
Severance costs	—	984	—	1,615
Amortization and depreciation	443	436	1,346	1,310

	4,961	5,638	14,826	16,574

Loss from operations	(1,500)	(1,758)	(4,473)	(5,660)
Interest and other income/ (expense)	38	(87)	114	(139)

Net loss	$(1,462)	$(1,845)	$(4,359)	$(5,799)

Weighted average shares outstanding—basic and diluted	25,706	26,048	25,392	25,962

Net loss per share—basic and diluted	$(0.06)	$(0.07)	$(0.17)	$(0.22)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2007
Cash flow from operating activities:
Net loss	$(4,359)	$(5,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	411	375
Amortization of intangibles	935	935
Stock-based compensation expense	776	1,041
Amortization of capitalized product costs	135	164
Amortization of deferred financing costs	—	61
Non-cash severance costs	—	355
Provision for losses on trade accounts receivable	360	452
Changes in assets and liabilities:
Accounts receivable	(652)	(750)
Other assets, net	(307)	(86)
Accounts payable and accrued expenses	(540)	689
Deferred revenues	629	519
Long-term payables	—	491

Total adjustments	1,747	4,246

Net cash used in operating activities	(2,612)	(1,553)

Cash flow from investing activities:
Purchases of held-to-maturity investments	(200)	(5)
Purchases of property and equipment	(221)	(190)

Net cash used in investing activities	(421)	(195)

Cash flows from financing activities:
Proceeds from notes payable issued	—	2,500
Deferred financing costs	—	(238)
Proceeds from exercise of stock options and warrants	1,361	235

Net cash provided by financing activities	1,361	2,497

Net change in cash and cash equivalents	(1,672)	749
Cash and cash equivalents at beginning of period	5,334	2,865

Cash and cash equivalents at end of period	$3,662	$3,614

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$111
Supplemental disclosure of non-cash transactions:
Warrant issued in connection with long-term debt	$—	$126
Options granted in connection with settlement of litigation	$97	$—
Treasury stock acquired in lieu of option exercise proceeds	$251	$—

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

The unaudited interim financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. Certain prior period amounts have been reclassified to conform to the current period classification.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007, the results of its operations for the three and nine months ended September 30, 2006 and 2007 and cash flows for the nine months ended September 30, 2006 and 2007. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

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

Diluted loss per share is the same as basic loss per share as the outstanding stock options and warrants are anti-dilutive for each of the periods presented. At September 30, 2006 and 2007, the number of options outstanding were 3,051,871 and 2,982,273, respectively. At September 30, 2006 and 2007, the number of shares issuable from warrants outstanding were 7,631 and 107,631, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs, included in other assets, totaled $852 and $688 at December 31, 2006 and September 30, 2007, respectively. Related amortization expense, included in cost of revenues, totaled $45 and $55 for the three months ended September 30, 2006 and 2007, respectively, and $135 and $164 for the nine months ended September 30, 2006 and 2007, respectively. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86.

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

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. A discount related to the warrant totaling $126 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

Per the Financing Agreement, the Company is required to maintain certain levels of working capital and accumulated deficit which were amended effective September 30, 2007. The Company was compliant with the terms at September 30, 2007. Interest expense under the Agreement, including $61 of amortization of deferred financing costs and warrant discount, totaled $194 for the nine months ended September 30, 2007.

(5) STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share Based Payment” (“SAB No. 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant-date fair values. Under the modified prospective transition method, compensation cost recognized in the three and nine months ended September 30, 2006 and 2007, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the proforma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures in stock-based compensation expense for the three and nine months ended September 30, 2006 and 2007.

Stock Compensation Expense

The adoption of SFAS 123(R), resulted in stock compensation expense for the three months ended September 30, 2006 and 2007 in the following income statement expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Cost of revenues	$8	$12	$30	$38
Sales and marketing	71	59	213	220
Product development	14	28	47	77
General and administrative	156	310	486	706

Total stock compensation expense	$249	$409	$776	$1,041

This expense increased the Company’s net loss per share by $0.01 in the three months ended September 30, 2006 and $0.02 in the three months ended September 30, 2007 and $0.03 in the nine months ended September 30, 2006 and $0.04 in the nine months ended September 30, 2007.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended September 30, 2006 and 2007 were $3.60 and $1.80, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2006 and 2007 were $1.99 and $2.35, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2006	2007
Expected dividend yield	0.0%	0.0%
Expected volatility	80-104%	84-93%
Risk-free interest rate	4.78-5.13%	4.39-4.94%
Expected life in years	6	6

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield —reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility —determined considering historical volatility of the Company’s common stock over the preceding six years;

•	Risk-free interest rate —based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•	Expected life —calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

Stock Options as of September 30, 2007

In May 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4.1 million shares of the Company’s common stock. All remaining available shares under those plans were made available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock and deferred stock.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest over 3 years and have 10 year contractual terms.

Option activity for all Plans for the nine months ended September 30, 2007 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2006	3,058,638	$2.32
Issued	399,500	$2.99
Exercised	(334,201)	$0.70
Forfeited	(141,664)	$3.31

Outstanding at September 30, 2007	2,982,273	$2.55	6.60 years	$2.4 million

Exercisable at September 30, 2007	1,925,783	$2.62	5.56 years	$1.8 million

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at September 30, 2007. During the nine months ended September 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $777. Cash received from stock options exercised during the nine months ended September 30, 2007 was $235.

As of September 30, 2007, there was $1,154 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.0 year.

At September 30, 2007, 661,599 options are available for grant under the Company’s 2005 Plan.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits. The Company records penalties and accrued interest related to uncertain tax positions in income tax expense. The Company did not recognize interest or penalties related to income tax during the periods ended September 30, 2007 or 2006 and did not accrue for interest or penalties as of September 30, 2007. The tax years 2002 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is still evaluating the impact this standard will have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract by contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from changes in the fair value. SFAS 159 is effective for the Company beginning with fiscal year 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its financial position or results of operations.

(7) SEVERANCE COSTS

On May 21, 2007, the Company terminated the employment agreement of Morton Mackof, Executive Vice President, Sales. On June 27, 2007, the Company terminated the employment agreement of Marc Strausberg, former Chairman of the Board of Directors. In the second quarter of 2007, the Company accrued $631 of severance costs related to these terminations.

Effective July 31, 2007, the Company recorded $881 of severance costs related to the termination of the employment agreement of Susan Strausberg, the Company’s former CEO and Chairman of the Board. Philip D. Moyer became Chief Executive Officer and Mark Maged became Chairman of the Board of the Company. Also during the third quarter of 2007, the Company effected a workforce reduction which resulted in an additional $103 of severance costs.

At September 30, 2007, there were $563 of severance costs included in accrued expenses and $491 in other long-term payables. Also, additional-paid-in-capital was increased by $191 in the second quarter of 2007 and $164 in the third quarter of 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

(8) CONTINGENCIES

A sales and use tax audit is currently ongoing and the resulting payments could be material. On August 3, 2007, the Company sent a request for a closing agreement to the taxing authority requesting a settlement of $300 (representing the Company’s best estimate of its liability for this matter) plus applicable minimum interest. As a result, the Company recorded a liability of $390 which is included in general and administrative expenses for the nine months ended September 30, 2007 and accrued expenses at September 30, 2007. The Company may have to record an additional liability depending on the ultimate outcome of this matter.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2007	2006	2007
Total revenues	100%	100%	100%	100%
Cost of revenues	15	17	15	17

Gross profit	85	83	85	83
Operating expenses:
Sales and marketing	33	24	32	29
Product development	23	20	23	21
General and administrative	55	46	56	54
Severance costs	—	21	—	12
Amortization and depreciation	11	9	11	10

Loss from operations	(37)	(37)	(37)	(43)
Interest and other, net	1	(2)	1	(1)

Net loss	(36)%	(39)%	(36)%	(44)%

REVENUES

Total revenues for the three months ended September 30, 2007 increased 15% to $4.7 million, from $4.1 million for the three months ended September 30, 2006. The net increase in revenues is primarily attributable to a $507,000, or 29%, increase in data licenses, a $117,000, or 158%, increase in advertising and e-commerce revenues offset by an $11,000, or 0%, decrease in subscriptions. Total revenues for the nine months ended September 30, 2007 increased 8% to $13.1 million, from $12.2 million for the nine months ended September 30, 2006. The net increase in revenues is primarily attributable to a $970,000, or 20%, increase in data licenses and a $389,000, or 198%, increase in advertising and e-commerce revenues which were partially offset by a $404,000, or 6%, decrease in subscriptions.

SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2007	2006	2007
Revenues (in $000s)	$2,271	$2,260	$7,017	$6,613
Percentage of total revenue	56%	48%	58%	50%

The net decrease in subscription revenue for the three months ended September 30, 2007 is due to a $145,000 decrease in sales of EDGAR Access, our retail product, which were partially offset by a $118,000 increase in sales of I-Metrix and $17,000 increase in sales of EDGAR Pro, our corporate products. The net decrease in the nine months ended September 30, 2007 is due to a $453,000 decrease in sales of EDGAR Access which was partially offset by a $42,000 increase in sales of I-Metrix subscriptions.

DATA LICENSES

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2007	2006	2007
Revenues (in $000s)	$1,719	$2,226	$4,968	$5,938
Percentage of total revenue	42%	48%	41%	45%
Number of contracts at September 30	238	262	238	262
Average annual price per contract	$28,891	$33,985	$27,831	$30,219

Data licenses revenue has increased due to the overall increase in the number of contracts and average annual price per contract. Revenue from data solutions increased $303,000 for the three months ended September 30, 2007 and $487,000 for the nine months ended September 30, 2007 over the same periods in 2006. Revenue from other data licenses increased $204,000 for the three months ended September 30, 2007 and $483,000 for the nine months ended September 30, 2007 over the same periods in 2006. In the third quarter of 2007, we started to reorganize our sales team and added staff with certified industry credentials to support sales of our products. With the reorganization of our sales team, which will continue in the fourth quarter of 2007, and continued increases in the sale of data licenses and solutions, we expect to increase data licenses revenues in the future.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2007	2006	2007
Revenues (in $000s)	$74	$191	$196	$585
Percentage of total revenue	2%	4%	1%	5%

The increase in advertising and e-commerce revenues for the three months ended September 30, 2007 is due to a $68,000 increase in advertising revenues and a $49,000 increase in e-commerce revenues. The increase in advertising and e-commerce revenues for the nine months ended September 30, 2007 is due to a $199,000 increase in advertising revenues and a $190,000 increase in e-commerce revenues. The increase in advertising revenues in 2007 results from the addition of a barter contract, as well as additional advertising partners. The increase in e-commerce revenues in 2007 is due to increased list sales.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, other content feeds, salaries and benefits of operations employees and the amortization of costs related to developing our I-Metrix suite of products that were previously capitalized. In addition, for each period, barter advertising expense is recorded equal to the barter advertising revenue for that period.

Total cost of revenues for the three months ended September 30, 2007 increased $194,000 or 32%, to $797,000 from $603,000 for the three months ended September 30, 2006. The increase in cost of revenues is primarily attributable to a $110,000 increase in data costs and a $15,000 increase in commissions related to e-commerce revenues as well as the addition of $37,000 of barter expense. Total cost of revenues for the nine months ended September 30, 2007 increased $394,000 or 22%, to $2.2 million from $1.8 million for the nine months ended September 30, 2006. The net increase in cost of revenues is primarily attributable to a $134,000 increase in data costs and a $92,000 increase in commissions related to e-commerce revenues as well as the addition of $100,000 of barter expenses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2007 decreased $230,000, or 17%, to $1.1 million from $1.4 million for the three months ended September 30, 2006 primarily due to a $184,000 decrease in payroll expenses and $39,000 decrease in travel and entertainment expenses. Sales and marketing expenses for the nine months ended September 30, 2007 decreased $157,000, or 4%, to $3.7 million from $3.9 million for the nine months ended September 30, 2006 primarily due to a $117,000 decrease in payroll costs and $50,000 decrease in travel and entertainment expenses.

Product Development. Product development expenses for the three months ended September 30, 2007 and 2006 were relatively consistent at $913,000 and $926,000, respectively. Product development expenses for both the nine months ended September 30, 2007 and 2006 remained relatively consistent at $2.8 million.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2007 and 2006 were relatively consistent at $2.2 million. General and administrative expenses for the nine months ended September 30, 2007 increased $397,000, or 6%, to $7.1 million from $6.7 million for the nine months ended September 30, 2006. The net increase is primarily due to the $390,000 sales and use tax audit accrual and a $220,000 increase in stock-based compensation expense, which were partially offset by a $100,000 decrease in other taxes, a $55,000 decrease in allowances for doubtful accounts, and a $40,000 decrease in travel and entertainment.

Severance Costs. In the second quarter of 2007, we accrued $631,000 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board. In the third quarter of 2007, we accrued additional severance costs totaling $984,000 related to our former CEO and workforce reductions. At September 30, 2007, there were $563,000 of severance costs included in accrued liabilities and $491,000 in other long-term payables. Also, non-cash compensation and additional paid-in capital were increased by $191,000 in the second quarter of 2007 and $164,000 in the third quarter of 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended September 30, 2007 decreased $7,000, or 2%, to $436,000 from $443,000 for the three months ended September 30, 2006. The decrease is due to several fixed assets becoming fully depreciated. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 remained relatively consistent at $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2007 compared to $2.6 million for the nine months ended September 30, 2006.

Capital expenditures, primarily for computers and equipment, totaled $190,000 for the nine months ended September 30, 2007 and $221,000 for the nine months ended September 30, 2006. The purchases were made to support our expansion and increased infrastructure.

Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2007 compared to $1.4 million for the nine months ended September 30, 2006. Financing activities in the nine months ended September 30, 2007 include net proceeds from a Financing Agreement of $2.3 million and proceeds from stock option exercises of $235,000. Financing activities in the nine months ended September 30, 2006 are comprised of proceeds from stock option exercises.

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

At September 30, 2007, we had cash, cash equivalents and short-term investments on hand of $3.8 million. We have no off-balance sheet arrangements at September 30, 2007. We currently have a working capital deficit. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2007, and may incur additional losses in 2008. At September 30, 2007, we had an accumulated deficit of $63.6 million. As a result, we will need to increase our revenues significantly to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Our revenues decreased from approximately $14.3 million in 2003, to approximately $12.9 million in 2004. Revenues increased to $14.2 million in 2005 and $16.2 million in 2006. Revenues for the nine months ended September 30, 2007 were $13.1 million. To achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

We may not be able to obtain additional financing.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. The Financing Agreement was amended effective September 30, 2007 to adjust these covenants. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% over the published JPMorgan Chase prime rate in the case of the term loan and 2% above the JPMorgan Chase prime rate on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. We currently anticipate that our available cash resources, including the term loan, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we borrowed $2.5 million under this agreement, we may need to draw down on the $2.5 million revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that Rosenthal will agree to amend the Financing Agreement or that the Company will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Nasdaq related revenue has been decreasing as a percent of total revenue over the last few years and we expect that this trend will continue.

A significant portion of our total revenues over the last two fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq revenues for the nine months ended September 30, 2007 accounted for 7% of our total revenue during this period. We expect that Nasdaq will continue to be a significant customer despite the termination of an earlier technical services agreement. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

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

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. A sales and use tax audit is currently ongoing and the resulting payments could be material. On August 3, 2007, the Company sent a request for a closing agreement to the taxing authority requesting a settlement of $300,000 (representing the Company’s best estimate of its liability for this matter) plus applicable minimum interest. As a result, the Company recorded a liability for $390,000 which is included in general and administrative expenses and accrued expenses at September 30, 2007. The Company may have to record an additional material liability as well as make substantial cash outlays depending on the ultimate outcome of this matter. In the future, the Company may be subject to similar tax audits by federal or state or foreign tax authorities which may result in additional tax liabilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

a. Exhibits:

Exhibit Number	Description
3.3.1	Amended and Restated Bylaws of EDGAR Online, Inc. as adopted July 31, 2007.

10.64	Amendment dated October 30, 2007 to Financing Agreement dated April 2, 2007 by and between EDGAR Online, Inc. and Rosenthal & Rosenthal, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2007	EDGAR ONLINE, INC.

	By:	/s/ Philip Moyer
Philip Moyer
Chief Executive Officer and President

	By:	/s/ Greg D. Adams
Greg D. Adams
Chief Financial Officer and COO