Form 10-K
period 2007-12-31
EDGAR ONLINE INC
filed 2008-03-17
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).     Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2007, was approximately $64,021,874.

As of March 3, 2008, there were 26,298,687 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EDGAR ONLINE, INC.

PART I

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by EDGAR Online, Inc.’s (“we,” “us,” “our”, “EDGAR Online” or the “Company”) management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1A, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

ITEM 1. BUSINESS

OVERVIEW

EDGAR Online creates and distributes fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. We deliver our information products via the Internet in the form of end-user subscriptions, as well as through data licenses and bulk data feeds. We sell our subscriptions and data feeds directly to end-users or embedded in other web sites and through a variety of data redistributors. We produce highly detailed data that assists in the analysis of the financial, business and ownership conditions of an investment. Consumers of our information products are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

We have developed high volume distribution techniques for managing and distributing regulatory filings. We have also developed proprietary automated data parsing, tagging and processing systems that allow for rapid conversion of unstructured data into structured financial data sets. We are considered a pioneer and leader in the rapidly emerging financial reporting standard—eXtensible Business Reporting Language (XBRL). We use our automated processing platform and our expertise in XBRL to produce both standard and custom data sets and to assist companies with the creation of their own XBRL financial reports. We also create tools and web sites for easy viewing and analysis of this XBRL data. We believe we are unique in the financial information industry for our ability to provide products across the information supply chain—from financial report creation to data aggregation to internet based delivery to analysis tools.

INDUSTRY BACKGROUND

The industry in which we compete is part of a broader industry that provides a wide range of real-time and historical content and services to various markets. This industry is highly competitive and includes both large and small businesses. According to Veronis and Suhler, a research and advisory firm, the top financial and economic content providers—which include companies such as Dow Jones, Dun and Bradstreet, Bloomberg, Reuters, Moody’s, McGraw-Hill, Standard & Poor’s and others—compete in a market with revenues of approximately $23 billion which is expected to increase approximately 7% annually through 2011. Financial and economic information includes the profile, history, ownership, financial reporting, sales, marketing and business development of a company, fund or bond, as well its regulatory filings, analyst coverage, research reports, news alerts and stock quotes. Many of these providers also deliver services and solutions to manage and work with the information they provide, as do competitors in other areas such as consulting and advisory companies.

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public companies and their insiders, mutual funds and financial institutions use this system to submit or file statements, reports and forms with the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions by companies and others who are required to file disclosure documents with the SEC, and to make them available to the public. EDGAR Online licenses its name from the SEC and was the first company to publish these SEC filings directly onto the Internet for consumption by individual investors.

To power our subscription and data products, EDGAR Online subscribes to a Level 1 feed of real-time SEC regulatory filings from the SEC’s dissemination agent, Keane, Inc. This feed is sent to our primary technology facility in Rockville, Maryland. We create a historical archive of original, unaltered SEC filings dating back to 1993. The financial statements in this archive are processed and tagged in XBRL within hours of their submission. We maintain a relational database that supports complex search and retrieval mechanisms to access the filings archive and the data we have parsed and stored from both the SEC and other sources. The data sets we extract from the raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our websites and distributed in multiple formats via our production servers to clients and third parties with whom we have distribution contracts. Our proprietary document processing systems create multiple representations of the original SEC documents, including XBRL, HTML, RTF, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers’ needs to efficiently view, print and analyze the content reported in the SEC filings, and allow us to always provide a direct link back to the original filing for line item verification.

eXtensible Business Reporting Language (XBRL)

Traditionally, financial reporting on publicly traded assets has been a labor-intensive process involving the compilation of data from a variety of sources and formats. The final result is a document that has financial tables and large amounts of text explaining the underlying data. XBRL is an international standard agreed upon by members of the accounting, financial, regulatory, academic and technology professions for making financial information more standardized and machine readable. The standard is based on eXtensible Markup Language (XML) a technology standard for transmitting and consuming data across the Internet. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. It provides speed and uniformity that is otherwise lacking in today’s financial reporting. It provides detailed information on a business or financial asset that is otherwise difficult to extract from the financial reporting documents and provides better and more timely comparability between financial assets.

XBRL was first envisioned in 1997 to assist with corporate financial reporting. Today, the potential widespread global adoption of the XBRL standard is being driven by the increasing demand by investors and regulators for transparency and more sophisticated analytics of financial assets like equities, mutual funds, and fixed income instruments. In 2007, the SEC continued its voluntary program relating to XBRL whereby registrants may furnish XBRL data in an exhibit to specified EDGAR filings. The SEC stated that the primary purpose of the program is to assess XBRL technology, including both the ability of registrants to tag their financial information using XBRL and the benefits of using tagged data for analysis. In addition, the SEC has continued to take steps towards moving to an XBRL filings submission system and including the support of taxonomy development and the creation of a special committee to make recommendations for implementation. XBRL is a royalty-free and open global standard. It has been developed by XBRL International Inc., a not-for-profit consortium of over 550 leading companies involved in providing or using business information. EDGAR Online is a founding member of the XBRL consortium from 1999 and is one of the organizations that continue to serve in leadership roles in developing and refining the standard. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop strategic alliances with Microsoft, R.R. Donnelley and foreign stock exchanges among others.

PRODUCTS AND SERVICES

Subscription Services

We offer the following end-user subscription services across the internet:

I-Metrix Professional.

I-Metrix Professional (www.imetrix.edgar-online.com) is our premium end-user subscription service. I-Metrix Professional allows a user to do in-depth analysis via the web and a Microsoft Excel add-in on companies and industries and is based on our extensive XBRL fundamental database, including historical and current information for over 12,000 companies. This product family delivers fundamental data such as income statements, balance sheets and statements of cash flow, as well as earnings estimates, standard financial ratios, insider transactions and institutional ownership. It provides fully customizable tools and models that allow users to search, screen and evaluate the data according to their own criteria.

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

Our subscription services are generally sold as one year contracts. We recognize subscription revenue ratably over the life of the contract.

Data and Solutions

EDGAR Online produces a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and data that we receive from other stock exchanges, regulators and other financial data providers. We create standard data products and customized data solutions for specific customers by leveraging our proprietary data processing platforms and analytical tools.

Our data products include, but are not limited to, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Each of these independent content sets represents a set of discrete facts that can be delivered in various ways based on customer needs. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. We use a network of custom data parsers, integrity checks and auditing tools to ensure a premium level of data quality and completeness. For many of our data products we provide linkage from each individual data element back to its source document. As a result, we believe that our data quality, detail and verifiability is among the best in the industry.

Both our data products and solutions consist of digital data feeds transmitted through hosted web pages, multiple application programming interfaces, including FTP, web services, data files, RSS feeds, and customized request response mechanisms. This allows our customers to seamlessly replicate a feature or functionality of our service inside that customer’s intranet, extranet and other proprietary products or applications. For instance, customers such as Standard & Poor’s, Lexis-Nexis and Nasdaq.com use this mechanism to enhance the functionality of their own products and services. In addition, R.R. Donnelley leverages one of our data solutions to provide their customers with a mechanism for filing XBRL financial statements with the SEC.

Our data products are generally licensed on a one year basis and we recognize the related revenue ratably over the life of the contract. Our data solutions sometimes involve some upfront customization fees, which to date have been immaterial, along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time & materials basis, per service level agreements or for delivery of data. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time & materials based agreements and data delivery are recognized as the data and services are provided.

Advertising and E-Commerce

Each month our products and partners generate tens of millions of advertising impressions. We generate ancillary advertising and e-commerce revenues from a subset of these impressions. We do this through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Advertising and e-commerce revenue is recognized as the services are provided.

GROWTH STRATEGY

Our growth strategy is designed to capitalize on our brand recognition, our position as a next generation provider of information to the financial and business community, our expertise in XBRL and our powerful data solutions platform.

Increase Sales to New and Existing Customers

Our direct sales and marketing organizations are focused on expanding our total customer base—by directly selling all of our data feeds, data solutions, and analysis tools with particular emphasis on I-Metrix products and data solutions. The sales and marketing group is also focused on expanding relationships with redistributors of data—web sites and other companies that can use our data, solutions and tools in the end-user products that they build and market directly to customers. It is essential that our ongoing marketing activities involve both broad marketing and targeted marketing campaigns. Our marketing is focused on lead generation for our direct sales efforts and on increasing the traffic to our web sites for online sales of our end-user subscription products. Our lead generation programs focus on the creation of highly qualified leads for our premium services and solutions to fill the sales pipeline on a quarterly basis.

Develop New Products and Services

As sales of our SEC filings and US equities data products have grown, we have received feedback from customers and partners that indicates additional growth opportunities available to EDGAR Online in other publicly traded asset classes. We expect to leverage the platform we use to create and distribute SEC filings and equities data and increase our processing capacity to expand our product set into these other asset classes globally. We hope to achieve differentiation in these markets by delivering the same quality, speed, detail, verifiability and open accounting methodologies as our SEC filings and equities data products. We believe we can also expand the business models and products that we build on top of our SEC filings and equities data by effectively partnering and innovating around the depth of information that we provide. In 2007, we started our execution of this growth strategy by launching a number of new data products including a Chinese equities fundamental data set, a summarized view of our detailed data set, other foreign datasets, a new version of our I-Metrix product and an enhanced electronic prospectus offering.

Expand Existing Alliances and Develop New Strategic Partnerships

We will seek to leverage our position as a leading source of business and financial information, and our XBRL expertise, by broadening our existing channels and creating new strategic relationships that help us expand and redistribute all of our products. We believe that creating additional strategic relationships will allow us to reach a more diverse customer base, leverage our data platform beyond its current internal use, strengthen our brand awareness and ensure that we remain dominant in our current and future markets. We have focused specifically on larger redistribution relationships with other data aggregators and high volume web sites that leverage the type of data products and subscription tools that we create.

We have developed strategic relationships with a number of industry leaders including R.R. Donnelley and Microsoft.

R.R. Donnelley. In 2007, we continued our work with R.R. Donnelley to offer public companies a full service of SEC compliance solutions that process financial information into XBRL. The service allows public companies to submit XBRL financial statements concurrently with their SEC filings or subsequently on a Form 8-K. Consistent movement towards implementing this standard at the SEC has raised awareness of XBRL and contributed to the activity in this business segment.

Microsoft. EDGAR Online has worked with Microsoft in multiple areas since 2003. In 2007, we signed a deal with MSN which allows them to leverage our advertising supported public web pages and makes them the exclusive reseller of our advertising inventory. Additionally, we expanded our technology partnership. We were designated a managed ISV partner and achieved Gold Certified Partner Status. Lastly, our I-Metrix products have been optimized for Microsoft Office 2007. We believe that these partnerships with Microsoft on both the technology and advertising side can expand our access to sales and marketing channels.

Pursue Strategic Acquisitions

At the present time, we have no plans to make any acquisitions. However, we will consider specific acquisition opportunities if we feel they have strategic and shareholder value. The types of acquisitions that we would consider as strategic include those that add value to our data platform, our base of software intellectual property or our subscriber community.

SALES AND MARKETING

As of March 3, 2008, we have a staff of 16 employees dedicated to sales and marketing. We believe that our primary target markets, financial services, data integrators, corporations and advisory firms, will continue to represent an important source of revenue growth for the next few years.

We promote our products and services through our direct sales organization, websites, marketing alliances, direct marketing and events. Through these efforts, we focus on I-Metrix, enterprise contracts for EDGAR Pro, data products and custom solutions via the direct sales force. We drive new potential EDGAR Pro and EDGAR Access customers to subscribe to our services online. Additionally, we up-sell higher value services to our existing subscribers.

Our direct sales efforts are focused on decision makers and end-users in our primary target markets. Our marketing programs are focused on lead generation and qualification programs, promotional and educational materials including white papers, product information, product tours and flash demos and traffic driving efforts including paid and organic search and pay-per-click advertising. Lead generation is managed using lists we acquire from third parties or names that we acquire through our own online registration system with traffic coming from partners such as Yahoo! Finance and Google Finance. In exchange for allowing users access to a basic level of financial information on a company through these websites and other marketing alliances, we drive traffic to our website that is architected to drive users to subscribe, find critical information and contact us via phone, email or live chat.

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citigroup and Morgan Stanley, stock exchanges such as NASDAQ and the New York Stock Exchange, leading information companies such as Lexis-Nexis, Moody’s and Reuters and corporations such as Lockheed Martin, Intel and Verizon.

We have over 265 clients that license our data products and services for use in existing intranet, extranet and other product applications. We also have over 12,000 individual users of I-Metrix Professional, EDGAR Pro and EDGAR Access. These subscribers represent a wide array of users in the financial services, accounting, legal, corporate and other markets.

COMPETITION

We are a provider of financial and business information via subscriptions as well as data licenses and solutions. As such, we compete with businesses that provide similar information and have greater resources and market penetration than we do. These other organizations have spent hundreds of millions of dollars in sales, marketing and technology to establish strong, competitive position that occupy end-users desktops and provide highly functional analysis tools. While we always seek to work with these organizations, it is possible that they may use their resources to attempt to replicate the unique competitive advantages that we believe we have.

We believe that competition to provide business information, tools and solutions to the customer base we described above includes such companies as Reuters, Standard & Poor’s and Factset. Competition for information focused on financial data includes S&P’s Capital IQ, Dun & Bradstreet, SNL and other smaller niche players. Other competitors include companies such as 10-K Wizard Technology, which focuses on simple SEC data offerings, and MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

Many of these competitors have longer operating histories, larger, more established customer bases, greater brand recognition and significantly greater resources, particularly financial resources. As a result, they may develop products and services comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We believe that we have a first-mover advantage around XBRL and our platform, pricing, content and flexibility helps us remain highly competitive among the giants in the financial and business information market.

We believe that the principal competitive factors in our market include the following:

•	Speed of delivery;

•	Accuracy and verifiability;

•	Detail and granularity;

•	Cost efficiency;

•	Scope of service;

•	Quality of service;

•	Convenience;

•	Customer service;

•	Value-added analysis;

•	Reliability of service; and

•	Availability of enhanced services.

We believe our competitive strengths include the following:

Proprietary Platform. EDGAR Online’s data processing, distribution and storage platform delivers accurate, verifiable, timely and reliable information. It allows us to process data more efficiently than current manual or people intensive offshore models. The same platform that we use to produce our data products can be used to add value to other companies, exchanges, agencies and financial institutions that need to produce proprietary data offerings.

Timeliness. Our data products are created in real-time or near real-time. As a result, our clients benefit from access to company information as it is submitted to the SEC. Subscribers to our services also receive real-time alerts based on various criteria of importance to them. Similarly, our digital data feeds make available EDGAR documents and parsed data moments after they have been filed. We are able to generate highly detailed fundamental data from a company’s filing within as little as 15 minutes or a maximum of 6 trading hours. Immediate access to new information is imperative for those in the financial services market requiring real-time data for competitive decision-making.

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

Versatility and flexibility. We can provide our customers with a web-delivered subscription service that allows for immediate purchase, immediate use and easy access. Through our I-Metrix products, we offer an end-user solution, a web service to deliver XML or XBRL data in bulk, and a service to convert company data into standardized XBRL format. Our data feeds allow a high degree of customization for clients that want all or part of the offered databases and functionality built into their existing applications. We also will create customized databases, data solutions, tools, extracts and delivery mechanisms for clients with special needs.

INTELLECTUAL PROPERTY

The SEC has granted us a non-exclusive, royalty-free license to use the mark EDGAR® in our logo and corporate name through March 2009. The license may be renewed upon mutual consent of the Company and the SEC. We also have over 390 unique registered domain names, including those representing our products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration for our I-Metrix, EDGAR Online and EDGAR Access trademarks from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings, and have active patent applications for I-Metrix and related processes and products.

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

Our proprietary technology has a framework which allows us to integrate solutions that were developed by us or by third-party vendors. We enter into business partnerships where we deliver our data and technology embedded in other companies’ applications with little to no reference to EDGAR Online. Some of our proprietary solutions include our repository of financial information, mutual fund e-prospectuses, web-based customer interfaces, section extraction, form-type specific data extraction systems, XBRL and XML delivery systems, permissioning systems, alerting systems and our customer support and tracking system. Software solutions obtained commercially include the Microsoft Business Solutions—Great Plains Accounting System, Salesforce.com, the Autonomy Search Engine and the NetOwl Extractor.

Over the last several years, we have matured a variety of proprietary software tools that perform the complex data mining functions necessary to deliver our services on a real-time and cost-effective basis to our customers. This software can be applied to a wide variety of data types, and asset classes. In addition, our status as a Microsoft Certified Partner has allowed us to leverage newer technologies that support even more flexibility, cost effectiveness, and complexity—providing us with additional advantages in the market in speed, accuracy and delivery.

INFRASTRUCTURE AND OPERATIONS

Although third party development organizations are sometimes used to meet some aggressive development timelines, our employees now perform the majority of our software development, as well as manage our content delivery processes. We own all the application level systems that serve our content delivery. The largest portion of our development team is located in our Rockville, Maryland office. In addition, the delivery solutions developed and maintained for some of our largest corporate customers are hosted primarily in our data center in Rockville. The Rockville data center is also the primary facility that provides services used to deliver and support all of our products, data feeds and other content delivery mechanisms.

Availability, scalability and security have been and always will be a core focus of our support staff and executives. All of our critical systems, including our accounting system, user information databases, repository of EDGAR filings, and all of our real-time updated data sets are backed up on at least a daily basis and then stored offsite. Additionally, we make use of various applications and techniques to ensure the availability of our applications and data throughout the day using procedures like application or data replication, clustering, load balancing, and extensive application monitoring.

Our systems are maintained on a 24 hour-a-day, 7 day-a-week basis by our own technicians. Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 a.m. to 5:00 p.m. (ET). Customer and support inquiries have the availability of our websites, e-mail and telephone options for assistance.

EMPLOYEES

As of March 3, 2008, we employed 78 people. None of our employees is a member of a union. We believe that we have good relations with our employees. Competition in recruiting personnel in our industry is intense. We believe our future success will depend in part on our continued ability to attract, develop and retain highly skilled technical, management and sales and marketing personnel.

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

ITEM 1A. RISK FACTORS

Forward-Looking and Cautionary Statements

The consolidated financial statements and notes thereto included in this report and the related discussion describe and analyze our financial performance and condition for the periods indicated. For the most part, this information is historical. Our prior results, however, are not necessarily indicative of our future performance and/or financial condition. We, therefore, have included the following discussion of certain factors which could affect our future performance and/or financial condition. These factors could cause our future performance or financial condition to differ materially from its prior performance or financial condition or from management’s expectations or estimates of our future performance or financial condition. These factors, among others, should be considered in assessing our future prospects and prior to making an investment decision with respect to our stock.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2008, and may incur additional losses in 2009. At December 31, 2007, we had an accumulated deficit of $65.2 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings which reduce our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues increased from $14.2 million in 2005 to $16.2 million in 2006 and $17.9 million in 2007, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship may be terminated and we may not be able to obtain additional financing.

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

Nasdaq accounts for a significant portion of our total revenues and we expect this percentage to grow in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 10%, 7% and 8% of our total revenue during the years ended December 31, 2005, 2006 and 2007, respectively. We expect that Nasdaq will continue to be a significant customer in the future as we continue to expand our business relationship. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

Some of our revenue is non-recurring. If we can not replace these non-recurring revenue items every quarter, we may experience a decline in revenue.

As we do more large partnerships and data solutions work we are likely to generate revenue from customization fees and revenue from billing arrangements that are based on time and materials, service level agreements or data delivery in the initial phase of the relationship. These arrangements are often one-time events where we must do work to create or customize a data solution for a customer. These arrangements can have lower margins than our traditional revenue sources. Our strategy is to enter into these arrangements only if we can leverage some of our existing intellectual property to be efficient in the process and if we believe that we can create a relationship or product that generates additional annual licensing, subscription or advertising revenue that could exceed the upfront lower margin work. On a quarterly basis, we may generate some large non-recurring fees. Because our quarterly revenue base is still fairly small, this could create short-term variability in our quarterly revenues that may not be repeated in subsequent quarters or years. These short-term variations in revenue may be viewed negatively by the market.

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

We believe our future growth depends, in part, on the adoption of the XBRL data standard. In particular, we believe that our initiative with I-Metrix products will continue to provide us with a new source of subscribers. These products are designed for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems. Since I-Metrix is based on a reporting language data standard, it is difficult to predict the adoption of this standard. While advisors to the SEC have put forward proposed regulations, it remains to be seen if, or when, the SEC will mandate XBRL reporting for all US filers. The longer the process draws out, the more competitors will enter the market. As a result, our business and prospects could be materially affected if XBRL is not quickly and widely adopted or if the SEC’s mandate process recedes or fails. Our revenue growth could slow down and our costs may go up as we need to innovate new products that are not dependent on XBRL.

Adoption of XBRL has the potential to commoditize large parts of our business.

Rapid adoption of XBRL could also commoditize some of our key revenue sources. As data comes out in native format from more companies, there is the potential that our customers may find less of a need for our XBRL dataset, analysis tools or solutions products. There will likely also be more competitors entering the market as the cost of collection is reduced. Any of these market forces could reduce our revenues, inhibit our growth, or increase our costs as we have to build or acquire additional innovations.

International Financial Reporting Standards (IFRS) may be adopted more quickly than we had expected which could increase our costs or devalue our filings solution.

The current governing accounting standard in the US is US Generally Accepted Accounting Principles (US GAAP). Many other countries have adopted International Financial Reporting Standards (IFRS) as their accounting standards. In late 2007, the SEC held a roundtable discussion regarding whether US companies should be allowed to prepare their financial statements in accordance with IFRS. A rapid adoption of IFRS for filing at the SEC for both US and ADR filing companies has the potential to add costs to our business as we would have to manage multiple data sets. In addition, such an adoption could devalue our filings solution which is currently based on US GAAP XBRL taxonomies. As a result, our business and prospects could be materially affected by the adoption of IFRS.

We rely on distribution agreements, and any failure to obtain or maintain such distribution relationships on reasonable terms, or failure to achieve revenue targets, could impair our ability to fully execute our business plan.

We derive a portion of our business from sales of our products and services through distribution channels with strategic resellers. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors may not renew their distribution agreements with us. Further, some of our distributors may not achieve revenue targets outlined in our agreements. Also, in the future, existing and potential distributors may not offer distribution of our products and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, or such distributors fail to achieve certain revenue targets, we may not be able to fully execute our business plan. Our distribution channel program may result in exclusive or larger distributor relationships, which may increase our dependence on a smaller number of distributors licensing a larger amount of our services. Our distributors also sell our competitors' services, and if they favor our competitors' services for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

Some partnership or redistributor relationships could be terminated or underperform, leading to a significant decline in our revenue.

We negotiate numerous relationships where we sell our data, solutions, subscriptions, and advertising/ecommerce offerings through partnerships or redistributors. We also negotiate partnerships where our offerings are integrated directly into another organizations’ product or service. These arrangements are efficient for us and the partner or redistributor. As we grow sales together we both grow in dependency on one another. As the market continues to change it is important that we do a good job evolving our products and services to meet the needs of our customers, partners and redistributors and that our partners/redistributors do a good job in selling and evolving their products. There is a risk that our partners or redistributors find another partner that has a higher value proposition to meet their market need and that they terminate or reduce our relationship. There is a risk that our partners or redistributors do not keep their own products and services competitive and the value of the partnership underperforms. In all of these cases there is a risk that our revenue stream could be reduced because of the decisions or performance of these third parties. While we attempt to negotiate contracts that require and incent the performance of our partners, there is a risk that our revenues could experience declines because of actions of these third parties that are not in our direct control.

The industry in which we operate is highly competitive and has low barriers to entry. Increased competition would make profitability even more difficult to achieve.

We compete with many providers of business and financial information including S&P’s Capital IQ, Dun & Bradstreet, Reuters, Standard & Poor’s, FactSet, 10-K Wizard, MSN Money and Yahoo! Finance. The recent merger of Thomson and Reuters has the potential of creating a new competitor as terms of the merger require the company to sell a copy of their global fundamentals database. Our industry is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, market penetration, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. As an example, any of the data providers we have listed could claim to have an XBRL data set simply by putting the veneer of XBRL tags on their existing data set. This will likely cause confusion in the market place and could de-value our dataset. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. We must also respond with sales and marketing campaigns that educate customers in our benefits. The cost to modify our products, services or infrastructure and to effectively market in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

Future enhancements to the SEC’s EDGAR system may erode demand for our services and our revenues may suffer as a result.

Our future success will depend on our ability to continue to provide value-added services that distinguish our products from the type of EDGAR information available from the SEC on its website. The SEC currently provides free access on its website to raw EDGAR filings on a real-time basis. If the SEC were to make other changes to its website such as providing value-added services comparable to those provided by us, our results of operations and financial condition would be materially and adversely affected. Additionally, if the SEC were to enhance or upgrade services available on its website or the EDGAR filing system, we would need to tailor our products and services to be compatible with these new architectures or technologies, which would increase costs. If we are unable to do this, there may be a material reduction in demand for our products and services and our revenues may suffer as a result.

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

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Philip D. Moyer, our Chief Executive Officer and President, Stefan Chopin, our Chief Technology Officer and Sue Bratone Childs, EVP Marketing and Business Development, all of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel. Our current Chief Financial Officer and Chief Operating Officer, Greg Adams is leaving the Company in March 2008. His departure and the transition to our new Chief Financial Officer may adversely impact our operations and financial performance.

Our future success will also depend on our continuing to attract, retain and motivate other highly skilled employees. Competition for qualified personnel in our industry is intense. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. In addition, the employment agreements with some, but not all, of our key employees contain covenants that restrict their ability to compete against us or solicit our customers. These restrictive covenants, or some portion of these restrictive covenants, may be deemed to be against public policy and may not be fully enforceable. If these provisions are not enforceable, these employees may be in a position to leave us and work for our competitors or start their own competing businesses.

We may encounter risks relating to security or other system disruptions and failures that could reduce the attractiveness of our sites and that could harm our business.

Although we have implemented in our products various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers who seek to encourage people to use the Internet to purchase goods or services, our business could be adversely affected by these break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our websites and business solutions have, in the past, and may in the future, experience slower response times or complete outages for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We do not currently have complete redundancy in our systems. However, we do have availability and recovery procedures in place. These procedures help us recover after minor or major failures but, in the event of a catastrophic event, we may not be able to fully recover in a commercially reasonable time. As we continue to expand our products, services and partnerships, we are adding additional redundancy to our environment which can add increased costs. Although we have redundant feeds to our facilities, we also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. These types of occurrences could cause users to perceive our websites and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance and could damage our reputation and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

If we fail to secure or protect our proprietary rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our costs.

Our trademarks and other proprietary rights, principally our proprietary database technology, are essential to our success and our competitive position. We seek to protect our trademarks and other proprietary rights by entering into confidentiality agreements with our employees, consultants and content distribution partners, and attempting to control access to and distribution of our proprietary information. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We have obtained a non-exclusive, royalty-free license from the SEC to use the mark EDGAR® in our trademarks, service marks and corporate name which expires in March 2009. There is no guarantee that the SEC will renew the license and permit us to use the mark EDGAR® after this date. We have relied on a combination of copyright, trade secret and trademark laws, however these efforts may not adequately protect our proprietary or international property rights.

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

We may incur substantial costs enforcing or acquiring intellectual property rights and defending against third-party claims as a result of litigation or other proceedings.

In connection with the enforcement of our own intellectual property rights, the acquisition of third-party intellectual property rights or disputes relating to the validity or alleged infringement of third-party intellectual property rights, including patent or trade secret rights, we have been and may in the future be subject to claims, negotiations or complex, protracted litigation. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we are not currently in intellectual property infringement litigation and disputes, we may not prevail in any future litigation and disputes. In addition, we may incur significant costs in acquiring the necessary third party intellectual property rights for use in our products and services. Third party intellectual property disputes could subject us to significant liabilities, require us to enter into royalty and licensing arrangements on unfavorable terms, prevent us from providing or licensing certain of our products, cause severe disruptions to our operations or the markets in which we compete, or require us to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. Any of these could seriously harm our business.

In addition, there are a number of patents that are pending and granted in SEC filing management, XBRL and automated data collection. To date we have not been contacted about infringement and are unaware of any infringement that we have of any of these granted or pending patents. However, as the markets for filings, XBRL and data collection continue to mature we may be subject to litigation by aggressive patent holders that may believe we infringe. This may result in costly litigation in defense of our positions.

We have a patent pending in the area of display and manipulation of XBRL. We have no information that leads us to believe that this patent will be granted or declined at this time. If it is granted we may decide to undertake costs of litigation to defend our position. However we have not yet determined the potential value, cost or likelihood of success of that litigation.

Legal uncertainties and government regulation of the Internet could adversely affect our business.

Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection and privacy laws.

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

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. A sales tax audit by New York State was tentatively settled in January 2008 and we will begin charging and remitting sales tax going forward. There is no guarantee that we will not be subject to additional tax audits by New York State, other states, local municipalities or the federal government. There is inherent uncertainty in the audit process. If necessary, we will record our best estimate of probable liabilities that may exist. We have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond amounts that are probable and estimable.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 3, 2008, the highest closing sales price of our common stock was $3.40 and the lowest closing sales price of our common stock was $2.34. In recent years, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In May 2006, we entered into a lease for approximately 5,000 square feet of office space for our principal executive offices which are located in Norwalk, Connecticut. This lease expires in May 2011. We also lease approximately 8,200 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses our sales and administrative personnel. This lease expires in August 2012. Additionally, we lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Rockville, Maryland. This lease expires in August 2015. These facilities house our development and operations personnel, and our computer and communications equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for our Common Stock

On March 3, 2008, the closing sales price of our common stock on the Nasdaq Global Market was $2.69.

Our common stock is traded on the Nasdaq Global Market under the symbol EDGR. The following table sets forth the high and low closing sales prices of our common stock as quoted by the Nasdaq Global Market:

	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$5.12	$1.67
Second Quarter	$4.92	$3.60
Third Quarter	$4.33	$3.55
Fourth Quarter	$3.62	$3.07
Fiscal Year Ended December 31, 2007
First Quarter	$3.60	$2.72
Second Quarter	$3.15	$2.55
Third Quarter	$3.15	$2.34
Fourth Quarter	$3.40	$2.60
Fiscal Year Ended December 31, 2008
First Quarter (through March 3, 2008)	$3.19	$2.65

Holders

As of March 3, 2008, there were approximately 75 holders of record of our common stock.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided shareholders on EDGAR Online, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of two companies that includes: Factset Research Systems and Thestreet.com. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2002 and its relative performance is tracked through 12/31/2007.

*	$100 invested on 12/31/02 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

EDGAR Online, Inc.	100.00	94.35	86.44	102.82	197.74	192.09
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Peer Group	100.00	136.19	204.47	224.66	307.35	325.42

The stock performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2007 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2003	2004	2005	2006(1)	2007(1)
	(in thousands, except per share information)
Statement of Operations Data:
Subscriptions	$5,953	$6,919	$8,276	$9,364	$8,857
Data licenses	4,833	4,575	5,204	6,510	8,238
Technical services	2,805	823	376	—	—
Advertising and e-commerce	728	568	379	372	813

Total revenues	14,319	12,885	14,235	16,246	17,908
Cost of revenues	1,979	1,898	2,079	2,464	3,019

Gross profit	12,340	10,987	12,156	13,782	14,889
Operating expenses:
Selling, general and administrative and development	11,086	12,167	15,950	18,009	18,257
Severance costs (2)	784	—	—	—	2,011
Amortization and depreciation	2,503	2,226	1,932	1,843	1,753

Loss from operations	(2,033)	(3,406)	(5,726)	(6,070)	(7,132)
Interest income (expense) and other, net	(134)	1,240	148	144	(231)

Net loss	$(2,167)	$(2,166)	$(5,578)	$(5,926)	$(7,363)

Net loss per share—basic and diluted	$(0.13)	$(0.11)	$(0.23)	$(0.23)	$(0.28)

Weighted average shares outstanding—basic and diluted (3)	16,976	20,254	23,958	25,484	26,023

	December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and cash equivalents	$3,860	$2,678	$5,334	$2,865	$3,568
Investments	$—	$2,000	$—	$205	$210
Working capital (deficit)	$702	$2,709	$2,155	$81	$(853)
Total assets	$19,145	$18,606	$19,255	$15,872	$15,621
Long-term debt	$—	$—	$—	$—	$2,406
Stockholders’ equity	$14,015	$14,413	$13,366	$9,930	$5,040

(1)	We adopted Statement of Financial Accounting Standard No. 123(R) (SFAS 123R) effective January 1, 2006. 2006 results include stock-based compensation expense of $38,000 in cost of revenues and $990,000 in selling, general and administrative and development expenses which was not required to be recognized in prior years. 2007 results include stock-based compensation expense of $41,000 in cost of revenues and $1,553,000 in selling, general and administrative and development expenses.
(2)	In 2003, we effected a 17% workforce reduction in response to an expected decline in Nasdaq revenues in the second half of 2003. In addition, we negotiated payments under a Separation and Release Agreement with our former President and Chief Operating Officer. In 2007, we accrued $631,000 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984,000 related to our former CEO and workforce reductions and $396,000 related to our CFO and COO.

(3)	Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and unvested restricted stock grants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,347,660, 6,994,742, 3,372,514, 3,066,269 and 3,343,973 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 respectively.

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

OVERVIEW

We create and distribute fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. We produce highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. We are considered a pioneer and leader in the rapidly emerging financial reporting standard—XBRL. We launched our EDGAR Online website in January 1996 and began selling our subscription services and establishing contractual relationships with business and financial information websites to supply EDGAR content. Our primary focus was generating sales leads and building brand recognition.

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

We are continuing to focus on growing our subscriptions and data products and solutions and expect to generate positive cash flow from operations by offering the following:

Subscription Services. Our end-user subscription services include I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix Professional is our premium service which allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Data Licenses and Solutions. We produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and other data providers. Both our data products and solutions consist of digital data feeds transmitted through various formats including hosted web pages, multiple application programming interfaces, and other response mechanisms. Our data products include, but are not limited to, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses. Our data solutions sometimes involve some upfront customization fees, which to date have been immaterial, along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Revenue from time and materials based agreements and data delivery are recognized as the data and services are provided.

Advertising and E-Commerce. We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Advertising and e-commerce revenue is recognized as the services are provided.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue.

	Year Ended December 31,
	2005	2006	2007
Total revenues	100%	100%	100%
Cost of revenues	15	15	17

Gross profit	85	85	83
Operating expenses:
Sales and marketing	33	32	27
Product development	20	23	21
General and administrative	59	56	54
Severance costs	—	—	11
Amortization and depreciation	13	11	10

Loss from operations	(40)	(37)	(40)
Interest and other, net	1	1	(1)

Net loss	(39)%	(36)%	(41)%

COMPARISON OF THE YEARS 2005, 2006 and 2007

REVENUES

Total revenues for the year ended December 31, 2007 increased 10% to $17.9 million, from $16.2 million for the year ended December 31, 2006. The net increase in revenues is primarily attributable to a $1.7 million, or 27%, increase in data licenses and $441,000, or 118%, increase in advertising and e-commerce revenues which were partially offset by a $507,000 or 5%, decrease in subscriptions.

Total revenues for the year ended December 31, 2006 increased 14% to $16.2 million, from $14.2 million for the year ended December 31, 2005. The net increase in revenues is primarily attributable to a $1.1 million, or 13%, increase in subscriptions and a $1.3 million, or 25%, increase in data licenses which were partially offset by a $376,000 or 100%, decrease in technical services revenues.

Subscriptions

	Year Ended December 31,
	2005	2006	2007
Revenues (in $000s)	$8,276	$9,364	$8,857
Percentage of total revenue	58%	58%	49%
Number of subscribers	20,500	17,700	12,500
Average price per subscriber	$404	$529	$709

The net decrease in subscription revenues for the year ended December 31, 2007 from the year ended December 31, 2006 is due to a decrease in sales to EDGAR Access, our retail service, which was partially offset by increases in the sales of our premium products, EDGAR Pro and I-Metrix Professional. In addition to the decline in EDGAR Access users, we made significant systems and controls upgrades in 2007 that were able to more accurately reflect our active subscriber base and purge many inactive users from our user counts.

The increase in subscription revenue for the year ended December 31, 2006 from the year ended December 31, 2005 is primarily due to a 31% increase in the average price per subscriber in 2006 from 2005. The increases in subscriptions to EDGAR Pro and I-Metrix Professional were partially offset by cancellations and user migrations from EDGAR Access, which caused the net decrease in the number of subscribers in 2006.

Data Licenses

	Year Ended December 31,
	2005	2006	2007
Revenues (in $000s)	$5,204	$6,510	$8,238
Percentage of total revenue	36%	40%	46%
Number of contracts	207	242	266
Average price per contract	$25,140	$26,901	$30,970

Data licenses have increased in 2006 and 2007 due to the increase in the overall number of contracts as well as an increase in the average annual price per contract. In addition, we added several data solution sales in 2007 and expect continued increases in this line of business. In the third quarter of 2007, we started to reorganize our sales team and added staff with certified industry credentials to support sales of our products. With the reorganization of our sales team and continued increases in the sale of data licenses and solutions, we expect to increase data licenses revenues in the future.

Technical services

	Year Ended December 31,
	2005	2006	2007
Revenues (in $000s)	$376	$—	$—
Percentage of total revenue	3%	0%	0%

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

Advertising and E-Commerce

	Year Ended December 31,
	2005	2006	2007
Revenues (in $000s)	$379	$372	$813
Percentage of total revenue	3%	2%	5%

The increase in revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 is due to an increase in both advertising and e-commerce revenues. The increase in advertising revenues in 2007 results from the addition of a barter contract, as well as additional advertising partners. The increase in e-commerce revenues in 2007 is due to increased list sales.

The decrease in revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 resulting from a decrease in advertising rates and impressions due to the migration of many of our users to our premium services which, at the time, did not support ads.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, other content feeds, salaries and benefits of operations employees and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, for each period, barter advertising expense is recorded equal to the barter advertising revenue for that period.

Total cost of revenues for the year ended December 31, 2007 increased $555,000, or 23%, to $3.0 million, from $2.5 million for the year ended December 31, 2006. The increase in cost of revenues is primarily attributable to a $247,000 increase in data costs, a $75,000 increase in commissions related to e-commerce revenues and a $49,000 increase in payroll costs as well as the addition of $139,000 of barter expense in 2007.

Total cost of revenues for the year ended December 31, 2006 increased $385,000, or 19%, to $2.5 million, from $2.1 million for the year ended December 31, 2005. The increase in cost of revenues is primarily attributable to a $151,000 increase in data costs, a $120,000 increase in amortization of capitalized costs and a $77,000 increase in payroll related costs.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2007 decreased $256,000, or 5%, to $4.9 million, from $5.2 million for the year ended December 31, 2006, primarily due to a $274,000 decrease in payroll expenditures and $87,000 decrease in travel and entertainment expenses partially offset by a $139,000 increase in stock-based compensation expense. Sales and marketing expenses for the year ended December 31, 2006 increased $528,000, or 11%, to $5.2 million, from $4.7 million for the year ended December 31, 2005, primarily due to a $235,000 increase in payroll expenditures as well as the addition of $286,000 of stock-based compensation expense.

Development. Development expenses for the year ended December 31, 2007 decreased $99,000, or 3%, to $3.7 million, from $3.8 million for the year ended December 31, 2006, primarily due to a $277,000 decrease in outside development expenses related to our I-Metrix products partially offset by a $142,000 increase in payroll costs and a $36,000 increase in stock-based compensation expense. Development expenses for the year ended December 31, 2006 increased $969,000, or 34%, to $3.8 million, from $2.8 million for the year ended December 31, 2005 primarily due to a $714,000 increase in outside development expenses related to our I-Metrix products, a $193,000 increase in payroll costs and the addition of $62,000 of stock-based compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2007 increased $603,000, or 7%, to $9.6 million, from $9.0 million for the year ended December 31, 2006. The net increase was primarily due to a $389,000 increase in stock-based compensation expense as well as the addition of a $620,000 accrual related to a proposed sales tax audit settlement which were partially offset by a $104,000 decrease in rent, a $95,000 decrease in communications, a $95,000 decrease in tax expenses and $56,000 decrease in insurance expenses. General and administrative expenses for the year ended December 31, 2006 increased $562,000, or 7%, to $9.0 million, from $8.5 million for the year ended December 31, 2005. The increase was primarily due to a $217,000 increase in bad debt provisions, a $111,000 increase in communications costs and a $67,000 increase in rent as well as the addition of $642,000 of stock-based compensation expense which were offset by a $493,000 decrease related to a lawsuit settlement and related fees accrued in 2005.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2007 decreased $90,000, or 5% from the year ended December 31, 2006. Depreciation and amortization for the year ended December 31, 2006 decreased $89,000, or 5%, to $1.8 million from $1.9 million for the year ended December 31, 2005. These decreases are due to several fixed assets becoming fully depreciated.

Severance Costs. In 2007, we accrued $631,000 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984,000 related to our former CEO and workforce reductions and $396,000 related to our CFO and COO. As part of the employment and/or severance agreements, all options held by these executives vested immediately. As a result, non-cash compensation and additional paid-in capital were increased by $465,000 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

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

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(in thousands) (UNAUDITED)
Revenue Sources:
Subscriptions	$2,260	$2,486	$2,271	$2,347	$2,143	$2,209	$2,260	$2,245
Data licenses	1,589	1,660	1,719	1,542	1,757	1,956	2,226	2,299
Advertising and e-commerce	69	53	74	176	202	192	191	228

Total	$3,918	$4,199	$4,064	$4,065	$4,102	$4,357	$4,677	$4,772

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations through private debt placements and the sale of equity securities to investors. We continue to focus on growing our subscription and corporate customer base while maintaining stringent cost controls.

Net cash used in operating activities was $1.3 million for the year ended December 31, 2007, an improvement from net cash used in operating activities of $2.9 million for the year ended December 31, 2006. This is primarily due to continued increases in revenues and reduced operating expenses, net of non-cash stock-based compensation expense, through stringent cost cutting measures in the year ended December 31, 2007.

Capital expenditures, primarily for computers and equipment, totaled $567,000 for the year ended December 31, 2007 and $491,000 for the year ended December 31, 2006. The purchases were made to support our expansion and increased infrastructure.

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

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide up to an additional $2.5 million under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. At December 31, 2007 the Company was in violation of these covenants and received a waiver from the lender. We believe that we will be in compliance with these ratios and covenants throughout 2008. The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The Warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125,000, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At December 31, 2007, we had cash and cash equivalents on hand of $3.6 million. We have no off-balance sheet arrangements at December 31, 2007. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations at December 31, 2007, in thousands, were as follows:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years
Long-term debt	$2,500	$125	$2,375	$—	$—
Operating lease obligations	5,843	947	1,956	1,668	1,272
Severance agreements	1,224	753	471	—	—

Total	$9,567	$1,825	$4,802	$1,668	$1,272

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimated useful lives of intangible assets and the determination of restructuring obligations. We base our estimates on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that are believed to be reasonable under the circumstances.

We derive revenues from three primary sources: subscriptions to our web services, data licenses and solutions and advertising and other e-commerce based revenues. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data licenses is recognized over the term of the contract. Our data solutions sometimes involve some upfront one-time customization fees, which to date have been immaterial, along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time & materials basis, per service level agreements or for delivery of data. Revenue from time & materials based agreements and data delivery are recognized as the data and services are provided. Advertising and e-commerce revenue is recognized as the services are provided. Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards based on estimated grant date fair values. The Company estimates the fair value using the Black-Scholes valuation model which requires the Company to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. The Company recognizes the expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and included the impact of these expected forfeitures in stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS No. 141(R) will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date as well as the accounting for income taxes on prior acquisitions.

Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently analyzing the impact that SFAS No. 160 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Fluctuations

We generally invest in short-term, low risk instruments. We believe that any change in interest rates would not have a material effect on our financial statements.

We experience changes in interest expense when market interest rates change as interest on our long-term debt is calculated based on the 2.5% of interest over the published JPMorgan Chase prime rate. We believe that any change in interest rates would not have a material effect on our financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e), as of the end of the period covered by this Annual report. Based on this evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited EDGAR Online, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EDGAR Online, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, EDGAR Online, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EDGAR Online, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

New York, NY

March 17, 2008

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Our current executive officers and directors and their respective ages as of March 3, 2008 are as follows:

Name	Age	Position
Philip D. Moyer	42	President, Chief Executive Officer and Director
Greg D. Adams	46	Chief Operating Officer, Chief Financial Officer
Stefan Chopin	49	Chief Technology Officer
Sue Bratone Childs	40	Executive Vice President, Marketing and Business Development
Mark Maged (1)(5)	76	Chairman of the Board of Directors
Elisabeth DeMarse (1)(2)	54	Director
Richard L. Feinstein (1)(3)(5)	64	Director
Douglas K. Mellinger (2)(5)	43	Director
John Mutch (3)(5)	51	Director
William O’Neill (2)(3)	65	Director
Susan Strausberg (4)	68	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Outside Directors Compensation Committee.
(5)	Member of the Special Committee.

Philip D. Moyer joined us as President in April of 2007 and has served as our CEO since July 2007. Prior to working for EDGAR Online, Mr. Moyer was in small capital, early stage private equity and venture capital with Cassini Capital and as an Entrepreneur in Residence at Safeguard Scientifics. From 1991 to 2005, Mr. Moyer was at Microsoft managing teams in sales, consulting, support, partner channels and technology. His most recent roles at Microsoft were General Manager of the Professional Services Industry (Accounting, Legal, Outsourcing, & Human Resources customers), General Manager of Global Customers, and General Manager of the East Region Enterprise Services Organization (Consulting, Support, Partners, & Technology Specialists). Prior to joining Microsoft, he was a co-founder of Orion Systems Group, a software company which was subsequently sold to Sungard. He started his career at GE Aerospace. Mr. Moyer holds a B.S in Computer Science from the University of Pittsburgh and is on the advisory Board of Safeguard Scientifics and on the board of XBRL.US.

Greg D. Adams joined us as our Chief Financial Officer in March 1999 and became Chief Operating Officer in January 2003. Mr. Adams was also a member of the Board of Directors from February 2004 through June 2007. From May 1996 to March 1999, Mr. Adams served as Senior Vice President Finance and Administration of PRT Group Inc., a technology solutions and services company. Mr. Adams is a Certified Public Accountant, a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants, and serves as Vice Chairman of Financial Executives International committee on finance and information technology. Mr. Adams received a B.B.A. degree in Accounting from the College of William & Mary. Mr. Adams is leaving the Company in March 2008.

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

Sue Bratone Childs joined us in August 2004 and was promoted to Executive Vice President in April 2007. Ms. Childs was previously Director of New Business Development at The New School University from 2001 to 2004. Prior to that, Ms. Childs held positions at Simon & Schuster, Philip Morris and Condé Nast Publications, and has worked as a consultant in the areas of strategy and business development for media and information companies. Ms. Childs is a graduate of Colby College and Columbia University Business School.

Mark Maged has been a member of the Board of Directors since March 1999 and became Chairman in July 2007. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the U.S. and internationally. From September 1995 through May 2000, he was chairman of Internet Tradeline, Inc. Mr. Maged received a B.S.S. from the College of the City of New York and an M.A. and L.L.B. from Harvard University.

Elisabeth DeMarse has been a member of the Board of Directors since November 2004. Ms. DeMarse is Chief Executive Officer and President of Creditcards.com, an internet based provider of consumer credit card offerings. Ms. DeMarse is a director at ZipRealty, Inc., an internet real estate brokerage firm since 2005 and All Star Directories, Inc., a privately held, online student recruitment company since 2006. Ms. DeMarse was a member of the Board of Directors of Heska Corporation from 2004 until May 2007, YP Corp from 2005 until August 2007, Stockgroup Information Systems from 2005 to June 2006, and Incredimail LTD from 2006 to March 2007. Ms. DeMarse served as President and Chief Executive Officer of Bankrate Inc., an internet based consumer banking marketplace from 2000 to April 2004. Ms. DeMarse served as Executive Vice President of International Operations at Hoover’s, Inc., which operates Hoover’s Online. Prior to her focus in the Internet sector, Ms. DeMarse spent ten years at Bloomberg L.P. in various leadership positions, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. cum laude from Wellesley College, and an M.B.A. from Harvard with an emphasis on marketing. Ms. DeMarse is a member of The Committee of 200

Richard L. Feinstein has been a member of the Board of Directors since April 2003. Mr. Feinstein, a retired partner of KPMG LLP, is currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc. (OTCBB: IMTL) a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

Douglas K. Mellinger joined the Board of Directors in February 2006. Since August 2001, Mr. Mellinger has been Vice-chairman and co-founder of Foundation Source, a provider of support services for private foundations. Prior to assuming his full-time responsibilities with Foundation Source, from July 2000 to August 2001, Mr. Mellinger was a partner with Interactive Capital Partners, an investor and investment banker for early-stage technology companies. Mr. Mellinger is also the founder of Enherent (Nasdaq:ENHT), a global software development and services company, where he served as Chief Executive Officer from August 1989 to June 1999, Chairman of the Board from July 1999 to October 2000, and is currently a director. Mr. Mellinger has served as both the national and international director of the Association of Collegiate Entrepreneurs. Mr. Mellinger is Entrepreneur in Residence at Clark University. In addition, Mr. Mellinger helped found the Young Entrepreneurs' Organization, and served as its international president in 1997 and 1998. Mr. Mellinger is a graduate of Syracuse University.

John Mutch is currently the managing partner of MV Advisors, LLC, a strategic block investment firm he founded in June 2006. MV Advisors provides focused investment and strategic guidance to small and mid-cap technology companies. Prior to founding MV Advisors, Mr. Mutch was the President and CEO of Peregrine Systems. In March 2003, Mr. Mutch was appointed to the Peregrine Board of Directors by the U.S. Bankruptcy Court and assisted the company in its bankruptcy work out. Mr. Mutch became President and CEO in August 2003 and successfully restructured the company, culminating in the sale of Peregrine to Hewlett Packard in December of 2005. From September 1999 through August 2002 , Mr. Mutch served as President and CEO and a director of HNC Software Inc., an enterprise analytics software provider. Mr. Mutch also spent seven years at Microsoft in a variety of executive sales and marketing positions. Mr. Mutch is currently a director at Phoenix Technologies Ltd. (Nasdaq:PTEC) and Aspyra, Inc. (AMEX:APY). He was elected to the Board of Directors of Adaptec, Inc. (Nasdaq: ADPT) in December 2007. Mr. Mutch was a director at Overland Storage, Inc. (Nasdaq: OVRL) from February 2002 through July 2004 and Brio Software (Nasdaq: BRIO) from September 2002 until December 2003. He earned a M.B.A. from the University of Chicago Graduate School of Business and a B.S. from Cornell University where he serves on the advisory board for the undergraduate school of business.

Mr. William J. O’Neill, Jr. is currently the Dean of the Sawyer Business School at Suffolk University in Boston, Massachusetts. Prior to this appointment, Mr. O’Neill spent thirty years (1969-1999) with the Polaroid Corporation where he held the positions of Executive Vice President of the Corporation, President of Corporate Business Development and Chief Financial Officer. Mr. O’Neill was also previously a Senior Financial Analyst at Ford Motor Company. Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute and is currently a member of the Massachusetts Bar Association as well as a member of the Board of Directors of the Greater Boston Chamber of Commerce. Mr. O’Neill is Chairman of the Board of CardioTech International, Inc. (AMEX:CTE) and has been a director there since 2004. Mr. O’Neill is currently a director of Concord Camera Corp. (Nasdaq: LENS). Mr. O’Neill earned a B.A. at Boston College in mathematics, an M.B.A. in finance from Wayne State University and a J.D. from Suffolk University Law School.

Susan Strausberg, one of our co-founders, has served as a member of the Board of Directors since our formation in November 1995. Ms. Strausberg served as Chief Executive Officer from November 1995 through July 2007 and as President from January 2003 through April 2007. Ms. Strausberg served on the Board of Directors of RKO Pictures from December 1998 to May 2001. Ms. Strausberg is a member of the Sarah Lawrence Planning Committee. Ms. Strausberg is the wife of Marc Strausberg, our other co-founder and former Chairman. Ms. Strausberg received a B.A. degree from Sarah Lawrence College.

Board of Directors and Committees

The Board of Directors has an Audit Committee, a Compensation Committee, an Outside Directors Compensation Committee, a Nominating Committee and a Special Committee. A majority of the Board of Directors, consisting of Ms. DeMarse and Messrs. Feinstein, Maged, Mellinger, Mutch and O’Neill qualify as “independent” in accordance with the published listing requirements of Nasdaq.

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee currently are Messrs. Feinstein, Mutch and O’Neill, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent” under special standards established by the SEC for members of audit committees. Mr. Feinstein serves as the Chairman of the Audit Committee.

The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. The members of the Compensation Committee are Ms. DeMarse and Messrs. Mellinger and

O’Neill, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. O’Neill serves as the Chairman of the Compensation Committee.

The Outside Directors Compensation Committee has the discretion of granting compensation and stock options to the outside directors under the terms of the 2005 Stock Award and Incentive Plan. Outside Directors Compensation Committee currently is comprised of Ms. Strausberg.

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

The Special Committee reviews and makes recommendations to our Board of Directors on strategic options, interviews and advises us which advisers and/or investment bankers to retain, provides oversight of the production of any offering memorandum, if a decision is made to prepare one, and recommends which companies should be selected for receipt of such offering memorandum. The members of the Special Committee are Messrs. Mutch, Mellinger, Feinstein and Maged (acting in an ex-officio capacity).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and any person or entity who own more than ten percent of a registered class of our common stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than ten percent of our outstanding common stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them. Based solely on review of this information, we believe that, during the 2007 fiscal year, no reporting person failed to file the forms required by Section 16(a) of the Securities Exchange Act on a timely basis, except that, due to administrative errors, a Form 3 for Sue Bratone Childs reflecting her appointment as Executive Vice President of Marketing and Business Development on April 9, 2007 and her ownership of 90,000 previously granted stock options, a Form 4 relating to the grant of 100,000 shares of restricted stock which vest in equal installments over 2 years granted on October 5, 2007 were not filed until March 10, 2008 and a Form 4 for TheBean, LLC, an entity controlled by Susan Strausberg, reporting the sale of shares of TheBean’s LLC’s holdings on November 14, 2007 was not filed until November 26, 2007.

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

2007 Executive Compensation Components

For the fiscal year ended December 31, 2007, the principal components of compensation for the Named Executive Officers were:

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

Performance-based incentive compensation was awarded to Philip D. Moyer, Stefan Chopin and Sue Bratone Childs for services rendered in 2007.

Long-Term Compensation

The Committee believes that equity-based compensation in the form of stock options and restricted stock links the interests of executives with the long-term interests of our stockholders, encourages executives to remain in our employ and maintains competitive levels of total compensation. We grant stock options and restricted stock in accordance with our 2005 Stock Award and Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock grants, and deferred stock grants. We have not granted any appreciation rights or deferred stock grants under the 2005 Plan.

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

Stock options and restricted stock are awarded at the Nasdaq’s closing price of our Common Stock on the date of the grant. The majority of the options granted by the Committee vest at a rate of 33 1/3 % per year over the first three years of the ten-year option term while the vesting of restricted stock may vary from one to three years or upon a change of control, as determined at the discretion of the Committee. Prior to the exercise of an option or the vesting of restricted stock, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. An employee granted restricted stock shall have all of the rights of a stockholder, including the right to vote the restricted stock and the right to receive dividends thereon once the restricted stock vests. Restricted stock awards are generally subject to forfeiture if the grantee is no longer an employee at the time of vesting.

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

Trading Windows / Hedging

We restrict the ability of employees to freely trade in our Common Stock because of their periodic access to material non-public information regarding the Company. Under our insider trading policy, the Named Executive Officers, our EVP Marketing, Controller, employees of our Finance Department, General Counsel and directors are restricted from purchasing or selling our Common Stock, exercising stock options or selling shares of restricted stock during certain blackout periods. In addition, all employees, including our Named Executive Officers, are prohibited from hedging against or speculating in the potential changes in the value of our Common Stock.

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

Policy with Respect to Section 162(m) Deduction Limit

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the Company’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 2007 did not exceed the $1 million limit per officer. Our stock option plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants or vesting of restricted stock made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Compensation Committee currently intends to limit the dollar amount of all other compensation payable to the Company’s executive officers to no more than $1 million. The Compensation Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

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

The Compensation Committee:

William J. O’Neill, Jr., Chairman

Elisabeth DeMarse

Douglas K. Mellinger

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal year 2006 and 2007 by our President and Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer and our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 based on salary and bonuses earned during fiscal year 2007, and two additional individuals who served as executive officers during part of the most recent fiscal year, but who ceased providing services to the Company as an executive officer before fiscal year-end, whose total compensation earned for the portion of the year served would otherwise make the individual one of the three most highly compensated executives for the most recent fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Option Awards ($)(2)	Restricted Stock Awards ($)(3)	All Other Compensation ($)		Total ($)
Philip D. Moyer President and Chief Executive Officer	2006	$—		$—	$—	$—	$—		$—
	2007	$237,291		$—	$—	$387,242	$6,750	(4)	$631,283

Greg D. Adams Chief Financial Officer and Chief Operating Officer	2006	$239,333		$25,000	$95,662	$—	$24,600	(5)	$384,595
	2007	$242,000		$—	$—	$—	$24,750	(5)	$266,750

Stefan Chopin Chief Technology Officer	2006	$240,167		$25,000	$95,662	$—	$24,600	(5)	$385,429
	2007	$275,333		$—	$—	$—	$24,750	(5)	$300,083

Sue Bratone Childs Executive Vice President, Marketing and Business Development	2006	$164,000		$25,000	$10,733	$—	$4,920	(4)	$204,653
	2007	$200,000		$—	$36,205	$36,707	$6,000	(4)	$278,912

Susan Strausberg Former President and Chief Executive Officer	2006	$262,000		$30,000	$95,662	$—	$27,600	(5)	$415,262
	2007	$154,401		$—	$—	$—	$136,041	(6)	$290,442

Morton Mackof Former Executive Vice President, Sales	2006	$276,948	(7)	$25,000	$95,662	$—	$20,850	(5)	$418,460
	2007	$127,469	(7)	$—	$—	$—	$117,246	(8)	$244,715

(1)	The amounts shown represent amounts paid in 2006 related to bonuses earned in 2005.
(2)	The amounts shown represent the expense related to the total FAS 123(R) grant date fair value of the options awarded to the Named Executive Officers. This expense is being recognized over the three year vesting terms of the options. See “Note 2(m), Stock-Based Compensation” to our audited financial statements for the year ended December 31, 2007 for the assumptions used in such calculations.
(3)	The amounts shown represent the 2007 expense related to the total grant date fair value of the restricted stock awarded to the Named Executive Officers. The expense related to Mr. Moyer’s shares is being recognized according to the vesting schedule in Mr. Moyer’s employment contract as discussed below. The expense related to Ms. Childs shares is being recognized over the two year vesting terms of the grant.
(4)	The amounts shown represent, for each Named Executive Officer matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named executive officer.
(5)	The amounts shown represent, for each Named Executive Officer: (i) a commutation allowance; and (ii) matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such named executive officer.
(6)	The amount shown includes : (i) a commutation allowance; (ii) matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan; and (iii) $119,167 of severance payments.
(7)	The amount shown includes commissions.
(8)	The amount shown includes : (i) a commutation allowance; (ii) matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan; and (iii) $108,558 of severance payments.

Grants of Plan Based Awards

The following table provides information regarding awards under the 2005 Plan in the year ended December 31, 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Number of Securities Underlying Restricted Stock Grants (#)	Exercise or Base Price of Awards		Grant Date Fair Value
Philip D. Moyer	4/9/07	—	250,000	$2.97	(1)	$742,500	(2)
	7/31/07	—	79,528	$2.54	(1)	$202,001	(2)
Sue Bratone Childs	2/5/07	50,000	—	$3.08		$120,500	(3)
	10/5/07	—	100,000	$3.08	(1)	$308,000	(4)

(1)	The amounts shown represent the closing market value of our Common Stock on the date of grant.
(2)	The amounts shown represent the total grant date fair value determined by the closing market value of our Common Stock on the date of grant of the restricted shares awarded to the Named Executive Officer. Mr. Moyer’s restricted stock vests as follows: the 250,000 shares vest 1/3 after six months of service with the remaining shares vesting in equal six-monthly installments over the next 42 months. The remaining 79,528 shares vest one third (1/3) shares after 6 months of the grant with the remaining shares vesting in equal monthly installments over the next 42 months.
(3)	The amounts shown represent the total FAS 123(R) grant date fair value of the options awarded to the Named Executive Officer. This expense is being recognized over the three year vesting terms of the options. See “Note 2(m), Stock-Based Compensation” to our audited financial statements for the year ended December 31, 2007 for the assumptions used in such calculations.
(4)	The amounts shown represent the total grant date fair value determined by the closing market value of our Common Stock on the date of grant of the restricted shares awarded to the Named Executive Officer. This expense is being recognized over a two year vesting term.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the exercise and holdings of previously awarded equity grants outstanding as of December 31, 2007.

	Options Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Number of Securities Underlying Unvested Restricted Stock (#)		Option Exercise Price ($)	Option Expiration Date
Philip D. Moyer	—	—	216,667	(2)	—	—

Greg D. Adams	109,000	—	—		$4.50	3/25/09
	16,000	—	—		$9.50	5/25/09
	40,000	—	—		$9.00	1/26/10
	30,000	—	—		$3.06	7/14/10
	25,000	—	—		$2.56	1/25/11
	14,000	—	—		$3.27	1/28/12
	90,000	—	—		$1.21	6/18/13
	150,000	—	—		$1.27	12/27/14
	25,000	50,000	—		$1.92	1/11/16
	25,000	50,000	—		$3.01	2/8/16

Stefan Chopin	10,000	—	—		$4.50	3/25/09
	33,333	—	—		$1.72	2/18/14
	2,500	—	—		$0.95	6/17/14
	16,666	16,667	—		$1.32	1/31/15
	25,000	50,000	—		$1.92	1/11/16
	25,000	50,000	—		$3.01	2/8/16

Sue Bratone Childs	—	—	100,000	(3)	—	—
	15,000	—	—		1.25	10/29/14
	3,333	1,667	—		1.32	1/31/15
	6,667	13,333	—		1.92	1/11/06
	—	50,000	—		3.01	2/5/17

Susan Strausberg	27,500	—	—		$1.10	7/30/12
	7,500	—	—		$1.05	7/30/12
	50,000	—	—		$1.45	7/30/12
	75,000	—	—		$1.92	7/30/12
	75,000	—	—		$3.01	7/30/12

Morton Mackof	33,400	—	—		$1.30	5/21/12
	25,000	—	—		$1.32	5/21/12
	75,000	—	—		$1.92	5/21/12
	75,000	—	—		$3.01	5/21/12

(1)	All options listed above vest at a rate of 33 1/ 3 % per year over the first three years of the ten-year option term.
(2)	Mr. Moyer’s restricted stock vests as follows: (i) 250,000 shares vest 1/3 after six months of service with the remaining shares vesting in equal six-monthly installments over the next 42 months (ii) 29,528 upon grant and (iii) 50,000 shares vest 1/3 shares after six months of the grant with the remaining shares vesting in equal monthly installments over the next 42 months.
(3)	Ms. Childs’s restricted stock vests at a rate of 50% per year over the two year period beginning October 5, 2007.

Option Exercises and Stock Vested

The following table shows information for 2007 regarding the exercise of stock options and vesting of restricted stock.

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1)	Number of Shares Vested (#)	Value Realized on Vesting (2)
Philip D. Moyer	—	—	112,861	$324,999
Greg D. Adams	30,000	$46,900	—	$—
Morton Mackof	41,600	$66,573	—	$—

(1)	Amount represents the difference between the exercise price of the option and the market price of our common stock upon exercise of such option.
(2)	Amount represents the market price of our common stock on the day of vesting.

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

A “change of control” means the occurrence of (i) the acquisition by an individual, entity, or group of the beneficial ownership of 50% or more of (1) the outstanding common stock, or (2) the combined voting power of the Company’s voting securities; provided , however , that the following acquisitions will not constitute a “change of control”: (x) any acquisition by any employee benefit plan of the Company or any affiliate or (y) any acquisition by any corporation if, immediately following such acquisition, more than 50% of the outstanding common stock and the outstanding voting securities of such corporation is beneficially owned by all or substantially all of those who, immediately prior to such acquisition, were the beneficial owners of the common stock and the Company’s voting securities (in substantially similar proportions as their ownership of such Company securities immediately prior thereto); or (ii) the approval by the Company’s stockholders of a reorganization, merger or consolidation, other than one with respect to which all or substantially all of those who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Company’s voting securities beneficially own, immediately after such transaction, more than 50% of the outstanding common stock and voting securities of the corporation resulting from such transaction (in substantially the same proportions as their ownership, immediately prior thereto, of the Common Stock and the Company’s voting securities); or (iii) the approval by the Company’s stockholders of the sale or other disposition of all or substantially all of the assets of the Company, other than to a subsidiary of the Company.

Philip D. Moyer

On April 9, 2007 we entered into an employment agreement with Philip D. Moyer to serve as our President. The agreement anticipated Mr. Moyer becoming our Chief Executive Officer upon the earlier of the end of the first year of employment or when the Company achieved certain financial objectives specified in the agreement. At that time, Mr. Moyer would be entitled to receive an additional 50,000 restricted shares of common stock and a $75,000 bonus. On July 30, 2007, Ms. Strausberg resigned her position as Chief Executive Officer and Mr. Moyer assumed this role.

Mr. Moyer's compensation includes an annual base salary of $335,000 and bonus incentives of up to 75% of such salary based on the achievement of certain financial objectives specified in the agreement. In addition to salary and bonus compensation, Mr. Moyer received 250,000 restricted shares of the Company's common stock with one third of the restricted stock vesting after the first six months of employment and the remaining stock vesting at the end of each successive six-month period in seven equal installments. Mr. Moyer’s employment continues until terminated and contains customary termination provisions for disability, death and cause. During the first year, either party may terminate the Agreement without cause upon thirty days written notice. If such termination occurred during the first six months of employment, Mr. Moyer would have received three months base salary severance pay, any earned bonus and three months acceleration of the unvested portion of his restricted stock award. If such termination is made after six months of employment but prior to the one year anniversary of employment, Mr. Moyer will receive six months base salary severance pay, any earned bonus and six months acceleration of the unvested portion of his restricted stock award.

Mr. Moyer is entitled to terminate the Agreement for “good reason” in the event of a material change in his compensation or duties, material breach of the Agreement by Company or a change of control of the Company. If such termination for good reason occurred during the first six months of employment, Mr. Moyer would have received six month's base salary severance pay and any earned bonus, plus six months’ acceleration of the unvested portion of his restricted stock award. If such termination is made after six months of employment but prior to the one year anniversary of the agreement, Mr. Moyer will receive twelve months base salary severance pay and any earned bonus, plus twelve months acceleration of the unvested portion of his restricted stock award. If such termination is made after the one year anniversary of the agreement, Mr. Moyer shall be entitled to receive twelve months base salary severance pay, any earned bonus and 24 months acceleration of the unvested portion of his restricted stock award. “Good Reason” means: (a) the occurrence, without Mr. Moyer’s consent, of a “change of control”; (b) a material breach of the terms of the agreement by the Company, and such breach is not cured within 15 business days after Mr. Moyer provides notice of such breach; (c) an involuntary change in Mr. Moyer’s status or position with the Company which constitutes a demotion from Mr. Moyer’s then current responsibilities and scope of powers, authority or duties inherent in such position; (d) a reduction by the Company in Mr. Moyer’s base salary (unless all executives officers of the Company also have their salaries reduced in an equivalent percentage as part of an overall Company cost cutting plan) or material change in Mr. Moyer’s bonus structure; or (e) the Company’s requiring Mr. Moyer to maintain his primary location of employment at a location more than 125 miles from Wayne, Pennsylvania.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2007	Death on December 31, 2007	Disability on December 31, 2007	Not-for-cause termination on December 31, 2007		Termination for “good reason” on December 31, 2007		“Change of Control” on December 31, 2007		Non-Renewal on December 31, 2007
Restricted Stock	$—	$—	$—	$137,622	(2)	$234,763	(3)	$234,763	(3)	$—
Cash Severance	$—	—	—	$167,500	(4)	$335,000	(5)	$335,000	(5)	$—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Moyer prior to December 31, 2007 in accordance with normal payroll procedures.
(2)	Assumes vesting of unvested restricted stock grants at $3.40, the closing price of our Common Stock on December 31, 2007.
(3)	Assumes six months accelerated vesting of unvested restricted stock grants at $3.40, the closing price of our Common Stock on December 31, 2007.
(4)	Amount payable in one lump sum payment unless Mr. Moyer elects in writing to receive pro-rata bi-weekly payments over six months following termination.
(5)	Amount payable in one lump sum payment unless Mr. Moyer elects in writing to receive pro-rata bi-weekly payments over twelve months following termination.

Greg D. Adams

On December 27, 2004, we entered into a two-year employment agreement, as amended, with Greg Adams to serve as our Chief Financial Officer and Chief Operating Officer. On December 26, 2007, the agreement expired. Mr. Adams signed a separation and release agreement on January 4, 2008 which specifies the termination of Mr. Adam’s employment as the close of business on the earlier of (i) the filing of the Company’s Form 10-K for the year ended December 31, 2007 or (ii) March 15, 2008 (the “Separation Date”). For the period from December 26, 2007 through the separation date, Mr. Adams will continue to be compensated based on his original employment agreement. The agreement provides for a minimum annual salary of $210,000, a discretionary annual bonus and a commutation allowance equal to $1,500 per month.

As of the Separation Date, the Company will pay Mr. Adams total payments equal to (i) his then applicable annual base salary and (ii) the average of his last two annual cash bonuses. In addition, the Company will reimburse the cost of outplacement counseling not to exceed $25,000 and maintain health benefits for Mr. Adams and his dependents for twelve months from the Separation Date. Also, the Company will continue Mr. Adam’s commutation allowance of $1,500 per month and allow Mr. Adams to make contributions—with no Company matching contributions—to the Company’s 401k Plan for twelve months after the separation date. All of Mr. Adam’s options immediately vested and remain exercisable for the period of the lesser of (a) the original term of the stock option or (b) five years.

Mr. Adams will receive a total of $260,000 through the Company’s regularly scheduled payroll on a bi-monthly basis for the 24 payroll periods following the Separation Date. The value of Mr. Adam’s stock options based on the closing price of the Company’s Common Stock on December 31, 2007 of $3.40 was $718,983, $122,750 of which relates to options that immediately vested per the separation and release agreement.

Stefan Chopin

On February 18, 2004, we entered into a one-year employment agreement, as amended, with Stefan Chopin to serve as our Chief Technology Officer. On February 18, 2007, the agreement automatically renewed for an additional one-year term.

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

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2007	Death on December 31, 2007		Disability on December 31, 2007 (2)		Involuntary not-for-cause termination on December 31, 2007		“Change of Control” on December 31, 2007		Non-Renewal on December 31, 2007
Stock Options	—	$271,707	(3)	$271,701	(3)	$271,701	(3)	$271,701	(3)	$271,701	(3)
Cash Severance	—	—		—		$304,500	(4)	$304,500	(4)	$304,500	(4)

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Chopin prior to December 31, 2007 in accordance with normal payroll procedures.
(2)	Assumes disability occurred 181 days prior to December 31, 2007.
(3)	Assumes immediate vesting of all options as well as their exercise at $3.40 per share, the closing price of our Common Stock on December 31, 2007.
(4)	Amount payable in twelve equal monthly installments of $25,375, beginning January 1, 2008.

On March 13, 2008, we entered into a new employment agreement with Mr. Chopin which supersedes his former agreement. Under the terms of this agreement, Mr. Chopin will receive a minimum annual salary of $250,000 and a discretionary annual bonus. In the event of termination for “cause”, Mr. Chopin will receive accrued salary and benefits through the date of termination. In the event his employment is terminated without cause, he shall receive twelve (12) months salary from the last date of employment. In the event of a “change of control” or if Mr. Chopin’s employment is terminated without cause, his stock options and other awards shall immediately vest and remain exercisable by him for the lesser of the original term of the stock option grant or award or five (5) years. A “change of control” means: (a) the acquisition of fifty percent (50%) or more of the Company’s outstanding common stock or voting securities; (b) the sale of all or substantially all of the Company’s assets which is approved by the Company’s stockholders; or (c) the reorganization, merger or consolidation of EOL into another entity, approved by the Company’s stockholders.

Sue Bratone Childs

On May 15, 2007 we entered into an agreement with Ms. Childs. In the event the Company terminates her employment for any reason other than for cause or there is a “change of control” of the company and Ms. Childs’ employment is terminated (excluding a termination for cause) within one year of this change of control, we will provide Ms. Childs with severance equal to the sum of her base salary and the average of any bonus paid to her during the two prior years.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2007	Death on December 31, 2007	Disability on December 31, 2007	Involuntary not-for-cause termination on December 31, 2007		“Change of Control” on December 31, 2007		Non-Renewal on December 31, 2007
Stock Options	—	$—	$—	$49,050	(2)	$49,050	(2)	$—
Cash Severance	—	—	—	$256,000		$256,000		$—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Ms. Childs prior to December 31, 2007 in accordance with normal payroll procedures.
(2)	Assumes exercise of vested options at $3.40 per share, the closing price of our Common Stock on December 31, 2007.

Susan Strausberg

On April 26, 2004, we entered into a two-year employment agreement, as amended, with Susan Strausberg to serve as our President, Chief Executive Officer and Secretary. On April 26, 2007, the agreement automatically renewed for an additional one-year term. On June 14, 2007, the Company entered into a three-year amended and restated employment agreement with Ms. Strausberg. Under the amended agreement Ms. Strausberg continued to serve as our Chief Executive Officer. The agreement provided for a minimum annual salary of $265,000, a discretionary annual bonus and a commutation allowance equal to $1,750 per month and is eligible to receive an annual incentive payment of at least 75% of her then applicable base salary.

In the event of termination for “cause” or termination in the event of death or disability, Ms. Strausberg will receive accrued salary, bonus and benefits through the date of termination of employment, and in the event of death or disability, all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In the event of a “change of control” (and Ms. Strausberg’s employment is terminated either by her or us within the employment term), Ms. Strausberg will receive, in addition to payment of accrued salary, bonus and benefits through the date of termination of employment, a severance payment equal to the sum of (i) her then applicable annual base salary and (ii) the average of her last two annual cash bonuses, which will be paid in equal monthly installments over a one year period, and all stock options held by the executive shall immediately vest and remain exercisable for the lesser of their original term or five years. In addition, we will maintain benefits for Ms. Strausberg through the severance period which is the greater of (a) the balance of the remaining term of the agreement or (b) one year from the date of termination. In the event of termination for any reason other than for “cause,” death or disability, or “change of control,” if we decide not to renew the agreement or Ms. Strausberg terminates the agreement for “good reason,” Ms. Strausberg will receive a severance payments of her then current base salary and commutation allowance for the longer of the remaining term of her employment agreement or one year. In addition the Company will maintain Ms. Strausberg’s medical benefits for the greater of one year or the remaining term of the agreement, not to exceed 18 months and all stock options held by Ms Strausberg shall immediately vest and remain exercisable for the lesser of their original term or five years. “Good Reason” means (i) a material breach of the agreement by the Company, (ii) removal of the executive by the Company from the Board of Directors or the failure of the Company to nominate the executive as a member of the Board of Directors for any reason other than for “cause” or death or disability or due to executive’s request, (iii) a material reduction in the executive’s duties or the assignment of duties to the executive that are materially inconsistent with the duties and positions set forth in the agreement; or (iv) the relocation of the Company’s offices more than 45 miles from its current location.

On July 30, 2007, Mr. Moyer replaced Ms. Strausberg as Chief Executive Officer and Mr. Maged replaced Ms. Strausberg as Chairman of the Board. Accordingly, we began payments under the amended agreement to Ms. Strausberg of her base salary and commutation allowance which will continue through July 30, 2010. In addition, we will maintain Ms. Strausberg’s health benefits for 18 months from July 30, 2007. Additionally, all of Ms. Strausberg’s options vested as of the July 30, 2007. The value of Ms. Strausberg’ stock options based on the closing price of the Company’s Common Stock on December 31, 2007 of $3.40 was $318,663.

Morton Mackof

On November 29, 2004, we entered into a two-year employment agreement, as amended, with Morton Mackof to serve as our Executive Vice President of Sales. On November 29, 2006, the agreement automatically renewed for an additional one-year term.

On May 21, 2007, we terminated Mr. Mackof’s employment agreement. Under the terms of Mr. Mackof’s agreement with the Company, we will pay Mr. Mackof’s salary and earned commissions up to the termination date and $311,758 in severance compensation. The Company will continue Mr. Mackof’s current medical and dental benefits through December 31, 2008 subject to Mr. Mackof’s payment of the pre-tax amount of $900 per month which will be deducted from the severance amounts paid to Mr. Mackof. Payments will be made through the Company’s regularly scheduled payroll bi-monthly payroll through December 31, 2008. After January 1, 2008, Mr. Mackof’s may elect to receive the unpaid balance of the above consideration in a lump sum payment. All options held by Mr. Mackof immediately vested and remain exercisable for the lesser of the original term or five years. The value of Mr. Mackof’s stock options based on the closing price of the Company’s Common Stock on December 31, 2007 of $3.40 was $262,390.

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

Cash Compensation Paid to Board Members

For the fiscal year ended December 31, 2007, members of the Board who are not employees of the Company are entitled to receive an annual cash retainer of $10,000. Directors are also eligible to receive $5,000 per year for serving on each of the Audit Committee and the Compensation Committee. The chairman of the Audit Committee and the chairman of the Compensation Committee are also eligible to receive $7,500 and $2,500, respectively. The Chairman of the Special Committee is eligible to receive $15,000 per year while the other members, other than the Chairman of the Board, are eligible to receive $10,000 per year. The Chairman of the Board’s compensation was set at $50,000 per year and he was also granted 15,000 shares of restricted stock which vest in three equal installments over three years or the earliest of a change of control of the Company or the last day he serves as Chairman. Directors who are employees of the Company receive no compensation for their service as directors.

On January 3, 2007, Messrs Maged, Feinstein, Mellinger and Ms. DeMarse received $11,342, $8,822, $7,562 and $10,082, respectively. On July 2, 2007, Messrs Maged, Feinstein, Mellinger and Ms. DeMarse received $36,250, $8,750, $7,500 and $10,000, respectively. In addition, Mr. Maged received $5,000 on December 31, 2007. Messrs Mutch and O’Neill did not receive any cash payments in 2007.

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

On June 27, 2007, Messrs Mutch and O’Neill were each granted options to purchase shares of 15,000 of Common Stock at an exercise price of $2.55. The FAS 123(R) grant date fair value of these options was $56,700.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2007.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark Maged, Chairman	$52,592	$3,850	—	—	—	—	$56,442
Elisabeth DeMarse	$20,082	—	—	—	—	—	$20,082
Richard L. Feinstein	$17,572	—	—	—	—	—	$17,572
Douglas K. Mellinger	$15,062	—	—	—	—	—	$15,062
John Mutch	$—	—	$4,725	—	—	—	$4,725
William J. O’Neill, Jr.	$—	—	$4,725	—	—	—	$4,725

(1)	Susan Strausberg, the Company’s former President and Chief Executive Officer and Philip D. Moyer, the Company’s President and Chief Executive Officer, are not included in this table as they receive no compensation for the services as directors. The compensation received them are shown in the Summary Compensation Table.
(2)	The amounts shown represent the 2007 expense related to the total grant date fair value of the restricted stock awarded to the Director. This expense is being recognized over the three year vesting terms of the shares.

(3)	The amounts shown represent the 2007 expense related to the total FAS 123(R) grant date fair value of the options awarded to the Named Executive Officers. This expense is being recognized over the three year vesting terms of the options. See "Note 2(m), Stock—Based Compensation" to our audited financial statements for the year ended December 31, 2007 for the assumptions used in such calculations.

Compensation Committee Interlocks and Insider Participation

From January 2007 to July 30 2007, the Compensation Committee consisted of Ms. DeMarse and Messrs. Maged and Mellinger. On July 30, 2007, Mr. O’Neill replaced Mr. Maged as a member and Chairman of the Compensation Committee.

No interlocking relationships exist between any members of the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 3, 2008 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of our common stock owned by them.

Name of Beneficial Owner	Number of Shares (1)	Percent of Shares Owned
Executive Officers and Directors:
Philip D. Moyer (2)	153,338	*
Greg D. Adams (3)	611,500	2.28%
Stefan Chopin (4)	480,962	1.82%
Sue Bratone Childs (5)	50,000	*
Elizabeth DeMarse (6)	35,000	*
Richard L. Feinstein (7)	35,000	*
Mark Maged (8)	147,940	*
Douglas K. Mellinger (9)	10,000	*
John Mutch (10)	25,000	*
William O’Neill	—	*
Susan Strausberg (11)	2,018,840	7.61%
All executive officers and directors as a group (9 persons)	3,567,580	12.96%
Other 5% Stockholders:
Basil P. Regan (12)	3,011,868	11.45%
c/o Regan Partners, L.P. 32 East 57th Street, 20th Floor New York, NY 10002
OTR—Nominee Name for The State Teachers Retirement Board of Ohio (13)	3,000,000	11.41%
275 East Broad Street
Columbus, OH 43215
Midwood Capital (14)	2,086,431	7.93%
One Washington Mall, 8th Floor
Boston, MA 02108
Theodore L. Cross (15)	1,941,100	7.38%
One Cambelton Circle
Princeton, NJ 08540
Bank of New York Mellon Corp. (16)	1,838,172	6.99%
One Wall Street
New York, NY 10026
R.L. Renck & Co., Inc (15)	1,677,638	6.38%
116 West 23rd Street, Suite 500
New York, NY 10011

*	Less than 1%.
(1)	Shares of common stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 40,477 restricted shares issuable on vesting within 60 days. Does not include 176,190 shares of restricted stock issuable on vesting after 60 days.
(3)	Includes 574,000 shares issuable upon exercise of options exercisable within 60 days.
(4)	Includes shares owned jointly with Barbara Chopin, his wife and 179,166 shares issuable upon exercise of options exercisable within 60 days. Does not include 9,000 shares of restricted stock issuable on vesting after 60 days.
(5)	Includes 50,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 100,000 shares of restricted stock issuable on vesting after 60 days.
(6)	Includes 35,000 shares issuable upon exercise of options exercisable within 60 days.

(7)	Includes 35,000 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes 62,500 shares issuable upon exercise of options exercisable within 60 days. Does not include 15,000 shares of restricted stock issuable on vesting after 60 days.
(9)	Includes 10,000 shares issuable upon exercise of options exercisable within 60 days.
(10)	Includes 25,000 shares owned by MVP Advisors, LLC. Mr. Mutch is the managing partner of MVP Advisors, LLC and as such he may be deemed to be the beneficial owner of all the shares held by MVP Advisors, LLC.
(11)	Includes 1,783,840 shares owned by TheBean LLC and 235,000 shares issuable upon exercise of options exercisable within 60 days and Ms. Strausberg is a managing member of TheBean LLC and as such she may be deemed to be the beneficial owner of all the shares held by TheBean LLC.
(12)	Reflects amount derived from such entity’s Schedule 13G/A, as filed with the SEC on February 14, 2008.
(13)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on January 25, 2008.
(14)	Reflects amount derived from a joint statement on Schedule 13D/A filed by David E. Cohen, Ross D. DeMont, Midwood Capital Management LLC, Midwood Capital Partners, L.P. and Midwood Capital Partners QP, L.P., with the SEC on July 31, 2007.
(15)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 11, 2008.
(16)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 14, 2008.

Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	3,343,973	(1)	$2.34	566,931	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	3,343,973	(1)	$2.34	566,931	(2)

(1)	Includes 272,500 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $4.16 per share, 1,247,424 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $2.29 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.59 per share, 1,330,000 shares outstanding under the 2005 Plan with a weighted average exercise price of $2.54 per share, 343,667 unvested shares of restricted stock with a weighted average exercise price of $0.00 and 105,382 warrants with a weighted average exercise price of $3.79 per share.
(2)	Includes shares available for issuance under the 2005 Plan.

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

At March 3, 2008, options to purchase 1,528,166 shares and 169,060 unvested restricted shares were outstanding under the 2005 Plan, options to purchase 1,243,799 shares were outstanding under the 1999 Plan, options to purchase 272,500 shares were outstanding under the 1996 Plan and options to purchase 45,000 shares were outstanding under the Directors’ Plan. In addition, there are 309,171 options available for future grants under the 2005 Plan at March 3, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company provided services in the normal course of business to one shareholder in 2005, 2006 and 2007 which resulted in revenues totaling $239,000, $195,000 and $158,000, respectively.

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

Director Independence

A majority of the Board of Directors, consisting of Ms. DeMarse and Messrs. Feinstein, Maged, Mellinger, Mutch and O’Neill qualify as “independent” in accordance with the published listing requirements of Nasdaq. The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. The members of the Audit Committee currently are Messrs. Feinstein, Mutch and O’Neill, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent” under special standards established by the SEC for members of audit committees. The members of the Compensation Committee are Ms. DeMarse and Messrs. Mellinger and O’Neill, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Nominating Committee currently consists of Messrs. Feinstein and Maged, and Ms. DeMarse, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During 2007 and 2006, we retained our principal accountants, BDO Seidman, LLP, in several capacities (in thousands):

	2006	2007
Audit Fees—Annual Audit and Quarterly Reviews	$280	$270
Audit-Related Fees	18	38
Tax Fees	—	—
All Other Fees	—	—

Total	$298	$308

Audit Fees. Audit fees represent amounts incurred in connection with the audit of our annual financial statements included in our Form 10-K and review of quarterly financial statements included in our Forms 10-Qs. In addition, audit fees in 2006 and 2007 include $130 and $95, respectively, of fees for the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance on whether effective internal control over financial reporting was maintained in all material respects and for the attestation of management’s report on the effectiveness of internal control over financial reporting.

Audit Related Fees. Audit related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal controls over financial reporting, including services in connection with the audit of our employee benefit plan and various consultations.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation (2)

3.3	Bylaws (2)

3.3.1	Amended and Restated Bylaws dated July 31, 2007 (14)

3.4	Amendment to Amended and Restated Certificate of Incorporation (4)

3.5	Certificate of Designation of Preferences of Series A Preferred Stock of EDGAR Online, Inc. (5)

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (2)

4.2	Warrant to Purchase Common Stock (1)

4.3	Rights Agreement, dated as of March 29, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (6)

10.1	Form of Indemnity Agreement to be entered into between the Registrant with each of its Directors and Executive Officers (2)

10.2	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (2)

10.3	1996 Stock Option Plan (1)

10.4	1999 Stock Option Plan (2)

10.5	1999 Outside Directors Stock Option Plan (2)

10.6	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg (4)

10.7	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg (4)

10.8	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams (4)

10.9	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin (4)

10.10	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof (4)

10.11	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (4)

10.12	Charter of the Nominating Committee of the Board of Directors (6)

10.13	Amended and Restated Charter of the Audit Committee of the Board of Directors (7)

10.14	2005 Stock Award and Incentive Plan (8)

10.15	Amendment to Office Building Lease Agreement dated June 27, 2005 by and between 122 East 42 nd Street LLC and Registrant (9)

Exhibit Number	Description
10.16	Lease Agreement, dated May 22, 2006, by and between Sono Equities LLC and 1122 Associates, LLC, and the Registrant (10)

10.17	Employment Agreement dated as of April 9, 2007 between the Registrant and Philip D. Moyer (11)

10.18	Agreement and General Release between Morton Mackof and the Registrant dated May 21, 2007 *

10.19	Amended and Restated Employment Agreement dated June 13, 2007 between the Registrant and Susan Strausberg (12)

10.20	Amendment to Financing Agreement dated July 25, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (13)

10.21	Agreement and Release dated August 7, 2007 between the Registrant and Susan Strausberg *

10.22	Amendment to Financing Agreement dated October 30, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (15)

10.23	Separation and Release Agreement dated January 4, 2008 between the Registrant and Greg Adams *

10.24	Amendment to Financing Agreement dated January 30, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant *

10.25	Employment Agreement dated as of February 29, 2008 between the Registrant and John C. Ferrara *

10.26	Employment Agreement dated as of March 13, 2008 between the Registrant and Stefan Chopin *

10.27	Financing Agreement dated as of April 5, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant. (16)

14.1	Code of Ethics (3)

14.2	Code of Conduct (3)

21.1	Subsidiaries of EDGAR Online, Inc. *

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	filed herewith
(1)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Registration Statement on Form S-1 (the Registration Statement), as filed with the Commission on March 30, 1999.
(2)	Incorporated by reference to Exhibit with corresponding number filed with Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999.
(3)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.
(4)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K dated March 29, 2005.
(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K dated March 29, 2005.

(7)	Incorporate by reference to Exhibit B filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(8)	Incorporate by reference to Exhibit C filed with the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005.
(9)	Incorporated by reference to Exhibit 10.53 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(10)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(11)	Incorporated by reference to Exhibit 10.59 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(12)	Incorporated by reference to Exhibit 10.62 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(13)	Incorporated by reference to Exhibit 10.63 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(14)	Incorporated by reference to Exhibit with corresponding number filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(15)	Incorporated by reference to Exhibit 10.64 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(16)	Incorporated by reference to Exhibit 10.1 filed on Registrant’s Current Report on Form 8-K filed April 9, 2007.

(b) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-20 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2005	$474	435	(537)	$372
Year ended December 31, 2006	$372	959	(943)	$388
Year ended December 31, 2007	$388	668	(801)	$255

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

EDGAR Online, Inc.

By:	/s/ PHILIP D. MOYER
Philip D. Moyer President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/S/ PHILIP D. MOYER Philip D. Moyer	President, Chief Executive Officer and Director	March 17, 2008

/S/ GREG D. ADAMS Greg D. Adams	Chief Financial Officer, and Chief Operating Officer	March 17, 2008

/S/ STEFAN CHOPIN Stefan Chopin	Chief Technology Officer	March 17, 2008

/S/ SUE BRATONE CHILDS Sue Bratone Childs	Executive Vice President, Marketing and Business Development	March 17, 2008

/S/ MARK MAGED Mark Maged	Chairman of the Board of Directors	March 17, 2008

/S/ ELISABETH DEMARSE Elisabeth DeMarse	Director	March 17, 2008

/S/ RICHARD L. FEINSTEIN Richard L. Feinstein	Director	March 17, 2008

/S/ MARK MAGED Mark Maged	Director	March 17, 2008

/S/ DOUGLAS K. MELLINGER Douglas K. Mellinger	Director	March 17, 2008

/S/ JOHN MUTCH John Mutch	Director	March 17, 2008

/S/ WILLIAM O’NEILL William O’Neill	Director	March 17, 2008

/S/ SUSAN STRAUSBERG Susan Strausberg	Director	March 17, 2008

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2006 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

As described in Note 2, in 2006 the Company adopted provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” utilizing the modified prospective transition method.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of EDGAR Online, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “COSO”) and our report dated March 17, 2008 expressed an unqualified opinion thereon.

/S/    BDO SEIDMAN, LLP

BDO Seidman, LLP

New York, New York

March 17, 2008

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	DECEMBER 31, 2006	DECEMBER 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,865	$3,568
Short-term investments	205	210
Accounts receivable, less allowance for doubtful accounts of $388 and $255, respectively	2,550	2,799
Other current assets	229	233

Total current assets	5,849	6,810
Property and equipment, net	1,132	1,192
Goodwill	2,189	2,189
Intangible assets, net	5,444	4,198
Other assets	1,258	1,232

Total assets	$15,872	$15,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$1,245
Accrued expenses	638	2,177
Deferred revenues	3,858	4,116
Current portion of long-term debt	—	125

Total current liabilities	5,768	7,663
Long-term debt	—	2,281
Other long-term liabilities	174	637

Total liabilities	5,942	10,581
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2006 and 2007, 26,989,586 shares issued and 25,758,782 shares outstanding at December 31, 2006 and 27,378,804 shares issued and 26,260,861 shares outstanding at December 31, 2007	270	274
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	69,606	71,902
Accumulated deficit	(57,814)	(65,177)
Treasury stock, at cost, 1,230,804 at December 31, 2006 and 1,117,943 at December 31, 2007	(2,132)	(1,959)

Total stockholders’ equity	9,930	5,040

Total liabilities and stockholders’ equity	$15,872	$15,621

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share information)

	YEARS ENDED DECEMBER 31,
	2005	2006	2007
Revenues:
Subscriptions	$8,276	$9,364	$8,857
Data licenses	5,204	6,510	8,238
Technical services	376	—	—
Advertising and e-commerce	379	372	813

	14,235	16,246	17,908
Cost of revenues	2,079	2,464	3,019

Gross profit	12,156	13,782	14,889

Operating expenses:
Sales and marketing	4,652	5,180	4,924
Product development	2,840	3,809	3,710
General and administrative	8,458	9,020	9,623
Restructuring and severance charges	—	—	2,011
Amortization and depreciation	1,932	1,843	1,753

	17,882	19,852	22,021

Loss from operations	(5,726)	(6,070)	(7,132)
Interest income	148	144	142
Interest expense	—	—	(373)

Net loss	$(5,578)	$(5,926)	$(7,363)

Net loss per share—basic and diluted	$(0.23)	$(0.23)	$(0.28)

Weighted average shares outstanding—basic and diluted	23,958	25,484	26,023

See accompanying notes to consolidated financial statements

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share information)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2004	22,640,366	$226	1,169,950	$(1,881)	$62,378	$(46,310)	$14,413
Net loss	—	—	—	—	—	(5,578)	(5,578)
Exercise of stock options	198,730	2	—	—	276	—	278
Exercise of stock warrants	3,329,252	34	—	—	4,234	—	4,268
Redemption of stock warrants	—	—	—	—	(15)	—	(15)

Balance at December 31, 2005	26,168,348	262	1,169,950	(1,881)	66,873	(51,888)	13,366
Net loss	—	—	—	—	—	(5,926)	(5,926)
Exercise of stock options	821,238	8	—	—	1,607	—	1,615
Stock-based compensation	—	—	—	—	1,028	—	1,028
Options granted in connection with settlement of litigation	—	—	—	—	98	—	98
Purchase of treasury stock	—	—	60,854	(251)	—	—	(251)

Balance at December 31, 2006	26,989,586	270	1,230,804	(2,132)	69,606	(57,814)	9,930
Net loss	—	—	—	—	—	(7,363)	(7,363)
Exercise of stock options	378,718	4	—	—	285	—	289
Stock-based compensation	—	—	—	—	1,542	—	1,542
Equity based severance charges	—	—	—	—	465	—	465
Restricted stock issued	10,500	—	—	—	52	—	52
Treasury stock issued	—	—	(112,861)	173	(173)	—	—
Warrants issued in connection with long-term debt	—	—	—	—	125	—	125

Balance at December 31, 2007	27,378,804	$274	1,117,943	$(1,959)	$71,902	$(65,177)	$5,040

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2005	2006	2007
Cash flow from operating activities:
Net loss	$(5,578)	$(5,926)	$(7,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of capitalized product costs	60	179	218
Amortization of intangible assets	1,246	1,246	1,246
Amortization of deferred financing costs and discount	—	—	91
Equity based severance charges	—	—	465
Depreciation	686	597	507
Stock-based compensation	—	1,028	1,594
Provision for losses on trade accounts receivable	435	959	668
Changes in assets and liabilities:
Accounts receivable	(836)	(1,213)	(917)
Accounts payable and accrued expenses	684	(288)	1,512
Other long-term payables	143	31	463
Deferred revenues	869	408	258
Other, net	(107)	36	(18)

Total adjustments	3,180	2,983	6,087

Net cash used in operating activities	(2,398)	(2,943)	(1,276)

Cash flow from investing activities:
Capital expenditures	(786)	(491)	(567)
Capitalized product development costs	(691)	(194)	—
Short-term investments	2,000	(205)	(5)

Net cash (used in) provided by investing activities	523	(890)	(572)

Cash flow from financing activities:
Proceeds from notes payable	—	—	2,500
Deferred financing costs	—	—	(238)
Payments for warrant redemptions	(15)	—	—
Proceeds from exercise of stock options and warrants	4,546	1,364	289

Net cash provided by financing activities	4,531	1,364	2,551

Net (decrease) increase in cash and cash equivalents	2,656	(2,469)	703
Cash and cash equivalents at beginning of year	2,678	5,334	2,865

Cash and cash equivalents at end of year	$5,334	$2,865	$3,568

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$176
Supplemental disclosure of non-cash information:
Warrant issued in connection with long-term debt	$—	$—	$125
Options granted in connection with settlement of litigation	$—	$98	$—
Treasury stock acquired in lieu of option exercise proceeds	$—	$251	$—

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (“EDGAR Online” or the “Company”) was incorporated in the State of Delaware in November 1995 and launched its EDGAR Online website in January 1996. The Company creates and distributes fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. The Company produces highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. The Company has also developed proprietary automated data parsing, tagging and processing systems that allows for the rapid conversion of unstructured data into eXtensible Markup Languages (“XML”), eXtensible Business Reporting Language (“XBRL”) and other formats, as well as tools for the easy viewing and analysis of this data. The Company’s customers are generally financial, corporate and advisory professionals that work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

We derive revenues from three primary sources: subscriptions to our web services, data licenses and solutions and advertising and other e-commerce based revenues. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data licenses is recognized over the term of the contract. Our data solutions sometimes involve some upfront one-time customization fees, which to date have been immaterial, along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time & materials basis, per service level agreements or for delivery of data. Revenue from time & materials based agreements and data delivery are recognized as the services and data are provided. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance, and delivery if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues.

(b) COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, content feeds, salaries and benefits of operations employees and the costs associated with our computer equipment and communications lines used in conjunction with our websites and the amortization of capitalized software development costs. These costs are applicable to all of the Company’s revenue sources. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period.

(c) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company’s website by other Internet companies in exchange for the Company’s advertising placed on their websites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company recognizes barter revenues only to the

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $46, $0 and $139 in the years ended December 31, 2005, 2006, and 2007, respectively.

(d) WEBSITE DEVELOPMENT COSTS

In accordance with Emerging Task Force Issue No. 2000-2, Accounting for WebSite Development Costs, and Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), the Company capitalizes certain website costs for computer software developed or obtained for internal use. Net capitalized software development costs, included in property and equipment totaled $23 and $0 at December 31, 2006 and 2007, respectively, and are being amortized over their estimated useful life of three years. Related amortization expense totaled $61, $58 and $23 in the years ended December 31, 2005, 2006, and 2007, respectively.

(e) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 (SFAS 86) , “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $852 and $634 at December 31, 2006 and 2007, respectively. Related amortization expense, included in cost of revenues, totaled $60, $179 and $218 in the years ended December 31, 2005, 2006 and 2007, respectively.

(f) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments, such as money market accounts or CD’s with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short-term investments. Short-term investments at December 31, 2006 includes a CD for $205 which accrued interest at 5.10% and matured in May 2007. Short-term investments at December 31, 2007 includes a CD for $210 which accrues interest at 4.5% and matures in May 2008.

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

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. (“FIS”) in October 2000. When measuring fair value, the Company considers past, present and future expectations of performance. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2007.

(k) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $154, $333 and $142 for the years ended December 31, 2005, 2006 and 2007, respectively.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 “Share Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), the Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been solely comprised of stock options, based on estimated grant date fair values. Under the modified prospective transition method, compensation cost, includes (a) compensation cost for all stock-based awards granted prior to, but not fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Prior to the Company’s adoption of SFAS 123(R), the Company accounted for forfeitures as they occurred. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures of $167 and $308 in stock-based compensation expense for the years ended December 31, 2006 and 2007, respectively.

Stock-Based Compensation Expense

The adoption of SFAS 123(R) resulted in stock-based compensation expense for the year ended December 31, 2006 totaling $1,028, or ($0.04) per share, of which $38 is included in cost of revenues, $286 is included in sales and marketing expenses, $61 is included in development expenses and $643 is included in general and administrative expenses. Stock-based compensation expense for the year ended December 31, 2007 totaled $1,594, or ($0.06) per share, of which $41 is included in cost of revenues, $424 is included in sales and marketing expenses, $98 is included in development expenses and $1,031 is included in general and administrative expenses.

The following table illustrates the effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation awards prior to January 1, 2006:

Year Ended December 31, 2005
Net loss:
As reported	$(5,578)
Deduct: Stock-based compensation expense determined under fair value based method for all employee awards	(716)

Pro forma net loss	$(6,294)

Net loss per share—basic and diluted:
As reported	$(0.23)
Pro forma	$(0.26)

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The estimated per share weighted average grant-date fair values of stock options granted during the years ended December 31, 2005, 2006 and 2007 were $1.65, $2.01 and $2.35 respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2005	2006	2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected average volatility	70%	101%	86%
Risk-free interest rate	4.20-4.64%	4.70-5.13%	3.47-4.94%
Expected life in years	10	6	6

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

•

Expected life—based on contractual life in 2005 and calculated using the “simplified method” in accordance with SAB 107 for 2006 and 2007. The simplified method allows for estimating the expected life based on an average of the option vesting term and option life.

(n) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2006 or 2007.

Nasdaq comprised 10%, 7% and 8% of the Company’s total revenue during 2005, 2006 and 2007, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2005, 2006 or 2007. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2006 and 2007, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding were 3,372,514, 3,066,269 and 3,343,973 for the years ended December 31, 2005, 2006 and 2007, respectively.

(p) BUSINESS SEGMENTS

The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision making group.

(q) COMPREHENSIVE LOSS

Comprehensive loss includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company’s comprehensive loss is comprised solely of net loss.

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

(s) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS No. 141(R) will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions completed after the effective date as well as the accounting for income taxes on prior acquisitions.

Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently analyzing the impact that SFAS No. 160 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to SFAS No. 115, Accounting for Certain Investments in Debt

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and Equity Securities.” SFAS No. 159 permits entities to measure certain financial assets and financial liabilities at fair value. SFAS No. 159 requires prospective application and is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption to have a material effect on our results of operations or financial position. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2). FSP 157-2 delays the effective date of FAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

(3) GOODWILL AND OTHER INTANGIBLES

There were no changes to the carrying amount of goodwill in the years ended December 31, 2006 and 2007. Other intangible assets consist of the following:

	December 31, 2006		December 31, 2007
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets:
Accumulated know-how	$9,460	$5,963	$9,460	$6,875
Customer based intangibles	4,496	2,549	4,496	2,883

	$13,956	$8,512	$13,956	$9,758

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets was $1,246 in each of the years ended December 31, 2005, 2006 and 2007. The annual amortization expense expected for each of the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is $1,246, $1,246, $1,094, $334 and $278, respectively.

(4) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2007 is summarized as follows:

	DECEMBER 31,
	2006	2007	ESTIMATED USEFUL LIVES
Equipment	$4,274	$4,802	3 - 5 years
Furniture and fixtures	499	511	7 years
Purchased software	709	715	3 years
Software development costs	718	718	3 years
Leasehold improvements	463	484	3 - 7 years

Subtotal	6,663	7,230
Less accumulated depreciation	(5,531)	(6,038)

Total	$1,132	$1,192

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $629, $545 and $507, respectively. In addition, the Company disposed of assets with a net book value of $57 and $52, which has been reflected as depreciation, in the years ended December 31, 2005 and 2006. There were no disposals in the year ended December 31, 2007.

(5) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2006 and 2007:

	DECEMBER 31,
	2006	2007
Compensation and related benefits	$380	$665
Severance accrual (i)	—	732
Sales tax settlement accrual (ii)	—	620
Professional fees	250	106
Other	8	54

Total	$638	$2,177

(i)	See note 6 for further discussion of severance costs
(ii)	Amount represents a proposed settlement with the State of New York to close a sales tax audit. This amount represents prior years’ sales tax liability as well as interest.

(6) SEVERANCE COSTS

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

On December 27, 2007, the Employment Agreement between the Company and Greg D. Adams, COO and CFO, was not renewed. As a result, the Company accrued $396 of severance costs.

At December 31, 2007, there were $732 of severance costs included in accrued expenses and $442 in other long-term payables. As part of the employment and/or severance agreements, all options held by these executives vested immediately Also, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(7) LONG-TERM DEBT

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

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit. Per the Financing Agreement, the Company is required to maintain certain levels of working capital and accumulated deficit which were amended effective September 30, 2007. The Company received a waiver from the covenants at December 31, 2007.

The term loan is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At December 31, 2007, $125 was classified as the current portion of long-term debt and $2,281 was classified long-term debt. There were $179 of unamortized deferred financing costs included in other assets. The Company has not received any additional funding under the revolving line of credit as of December 31, 2007. Interest expense under the Agreement, including $91 of amortization of deferred financing costs and warrant discount, totaled $288 for the year ended December 31, 2007.

(8) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2007, the Company has approximately $35,000 in federal net operating losses, which will expire between 2009 and 2026, and approximately $33,000 of state net operating loss carry forwards, which will expire between 2008 and 2025.

The Company allocated $17,363 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for the valuation allowance on the Company’s net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company’s valuation allowance. As of December 31, 2007, the net carrying amount of the intangible asset is $4,198. The federal and state deferred tax provision includes a tax benefit of approximately $498 in each of the years ended December 31, 2005, 2006 and 2007 which represents the decrease in the deferred tax liability as a result of the amortization and impairment write-off

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

of the intangible assets offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company did not record any provision for income taxes for the years ended December 31, 2005, 2006, or 2007 due to net operating loss carryforwards and changes in the federal valuation allowance.

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2006 and 2007 are as follows:

	2006	2007
Deferred tax assets:
Net operating loss carry forwards	$10,875	$13,905
Severance costs	—	470
Accruals and other, net	255	375
Stock compensation expense	465	1,103

Total deferred tax assets	11,595	15,853
Federal and state valuation allowance	(9,370)	(14,126)

Net deferred tax assets	$2,225	$1,727

Deferred tax liabilities:
Identifiable intangibles	$(2,225)	$(1,727)

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(9) STOCKHOLDERS’ EQUITY

In May 2004, the Company sold 2,500,000 units for $2.00 per unit in a public offering. Each unit consisted of two shares of common stock and one warrant to purchase one share of the Company’s common stock. An additional 375,000 units were sold to cover over-allotments. Of the 750,000 shares included in these units, 300,000 were offered by a selling stockholder and no related proceeds were received by the Company. The Company also issued a warrant to purchase 250,000 units for a price of $2.40 per unit to the underwriter of the offering. Net proceeds of $4,100 were received by the Company in connection with this sale. Prior to the redemption described below, the warrants, which were separately traded, had an exercise price of $1.50 and were exercisable until May 29, 2009.

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

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated, including the redemptions described above, is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2004	4,072,631	$1.68
Issued	—	—
Exercised	(3,583,821)	$1.51
Cancelled	(159,179)	$2.36

Outstanding at December 31, 2005	329,631	$3.29
Issued	—	—
Exercised	—	—
Cancelled	(322,000)	$2.85

Outstanding at December 31, 2006	7,631	$21.98
Issued (see note 7)	100,000	$2.81
Exercised	—	—
Cancelled	(2,249)	$21.98

Balance at December 31, 2007	105,382	$3.79

The weighted average contractual life of warrants outstanding at December 31, 2006 and 2007 was 1.13 and 2.23 years, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(10) STOCK PLANS

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

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2004	2,922,111	$2.27
Issued	577,000	$1.86
Exercised	(198,730)	$1.40
Cancelled	(257,498)	$2.67

Outstanding at December 31, 2005	3,042,883	$2.21
Issued	964,500	$2.45
Exercised	(821,238)	$1.97
Cancelled	(127,507)	$2.98

Outstanding at December 31, 2006	3,058,638	$2.32
Issued	403,500	$3.03
Exercised	(378,718)	$0.76
Cancelled	(188,496)	$3.19

Outstanding at December 31, 2007	2,894,924	$2.57	6.34	$3,266

Exercisable at December 31, 2007	1,946,932	$2.60	5.36	$2,418

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2007. During the years ended December 31, 2005, 2006 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $239, $1,992 and $839, respectively, determined as of the date of exercise. Cash received from option exercises for the years ended December 31, 2005, 2006 and 2007 was $278, $1,364 and $289, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE
Nonvested at December 31, 2006	1,427,151	$1.76
Granted	870,528	$2.65
Vested	(868,357)	$1.84
Forfeited	(137,663)	$2.25

Nonvested at December 31, 2007	1,291,659	$2.27

In addition, the Company granted restricted shares under the 2005 Plan during the year ended December 31, 2007. The Company also granted restricted shares out of treasury to Philip D. Moyer, our President and CEO. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2006	—	—
Granted under 2005 Plan	137,500	$3.05
Granted from treasury shares	329,528	$2.87
Vested	(123,361)	$2.86
Cancelled	—	—

Non-vested at December 31, 2007	343,667	$2.92	$1,168

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at December 31, 2007. During the year ended December 31, 2007, the aggregate intrinsic value of shares vested was $359, determined based on the market price of the Company’s common stock on the respective vesting date.

As of December 31, 2007, there was $1,157 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 0.92 years. In addition, there was $557 of total unrecognized compensation related to nonvested shares granted from treasury which will be recognized over 1.78 years.

At December 31, 2007, 566,931 shares are available for grant under the Company’s 2005 Plan.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(11) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $1,012, $1,079 and $975, for the years ended December 31, 2005, 2006, and 2007, respectively.

Future minimum payments under these operating leases as of December 31, 2007 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2008	$947
2009	966
2010	990
2011	934
2012	734
Thereafter	1,272

Total	$5,843

(12) RELATED PARTY TRANSACTIONS

The Company provided services in the normal course of business to one shareholder in 2005, 2006 and 2007 which resulted in revenues totaling $239, $195 and $158, respectively.

(13) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2007:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Year Ended December 31, 2006
Net revenues	$3,918	$4,199	$4,064	$4,065
Gross profit	$3,302	$3,590	$3,461	$3,429
Loss from operations	$(1,623)	$(1,350)	$(1,500)	$(1,597)
Net loss	$(1,584)	$(1,313)	$(1,462)	$(1,567)
Net loss per share—basic and diluted (i)	$(0.06)	$(0.05)	$(0.06)	$(0.06)
Weighted average shares outstanding—basic and diluted	25,064	25,408	25,706	25,758
Year Ended December 31, 2007
Net revenues	$4,102	$4,357	$4,677	$4,772
Gross profit	$3,423	$3,611	$3,880	$3,975
Loss from operations	$(1,569)	$(2,333)	$(1,758)	$(1,472)
Net loss	$(1,552)	$(2,403)	$(1,845)	$(1,564)
Net loss per share—basic and diluted (i)	$(0.06)	$(0.09)	$(0.07)	$(0.06)
Weighted average shares outstanding—basic and diluted	25,828	26,011	26,048	26,207

(i)	Net loss per share data is computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.