Form 10-Q
period 2008-03-31
EDGAR ONLINE INC
filed 2008-05-09
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

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

Number of shares of common stock outstanding at May 9, 2008: 26,357,831 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Cash and cash equivalents	$3,568	$2,284
Short-term investments	210	210
Accounts receivable, less allowance of $255 and $314, respectively	2,799	3,521
Other current assets	233	240

Total current assets	6,810	6,255

Property and equipment, net	1,192	1,227
Goodwill	2,189	2,189
Other intangible assets, net	4,198	3,886
Other assets	1,232	1,145

Total assets	$15,621	$14,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,422	$2,655
Deferred revenues	4,116	4,461
Current portion of long-term debt	125	187

Total current liabilities	7,663	7,303

Long-term debt	2,281	2,229
Other long-term liabilities	637	521

Total liabilities	10,581	10,053

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2007 and March 31, 2008, 27,378,804 shares issued and 26,260,861 shares outstanding at December 31, 2007 and 27,434,630 shares issued and 26,333,354 shares outstanding at March 31, 2008	274	274
Additional paid-in capital	71,902	72,188
Accumulated deficit	(65,177)	(65,882)
Treasury stock, at cost, 1,117,943 at December 31, 2007 and 1,101,276 at March 31, 2008	(1,959)	(1,931)

Total stockholders’ equity	5,040	4,649

Total liabilities and stockholders’ equity	$15,621	$14,702

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2008
Revenues:
Subscriptions	$2,143	$2,147
Data and solutions	1,757	2,704
Advertising and e-commerce	202	140

Total revenues	4,102	4,991
Cost of revenues	679	798

Gross profit	3,423	4,193

Operating expenses:
Sales and marketing	1,295	1,215
Product development	1,025	1,021
General and administrative	2,235	2,105
Depreciation and amortization	437	467

	4,992	4,808

Loss from operations	(1,569)	(615)
Interest income (expense), net	17	(90)

Net loss	$(1,552)	$(705)

Weighted average shares outstanding—basic and diluted	25,828	26,279

Net loss per share—basic and diluted	$(0.06)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net loss	$(1,552)	$(705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	155
Amortization of intangible assets	312	312
Stock-based compensation	265	283
Provision for losses on trade accounts receivable	152	150
Amortization of capitalized product costs	55	55
Amortization of deferred financing costs	—	30
Changes in assets and liabilities:
Accounts receivable	100	(872)
Other assets, net	(27)	5
Accounts payable and accrued expenses	(403)	(767)
Deferred revenues	354	345
Long-term payables	—	(116)

Total adjustments	933	(420)
Net cash used in operating activities	(619)	(1,125)

Cash flows from investing activities:
Capital expenditures	(76)	(190)

Net cash used in investing activities	(76)	(190)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	72	31
Deferred financing costs	(40)	—

Net cash provided by financing activities	32	31

Net decrease in cash and cash equivalents	(663)	(1,284)
Cash and cash equivalents at beginning of period	2,865	3,568

Cash and cash equivalents at end of period	$2,202	$2,284

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$58
Supplemental disclosure of non-cash information:
Proceeds receivable from stock option exercises	$32	$—

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(1) BASIS OF PRESENTATION

The Company was incorporated in the State of Delaware in November 1995, launched its EDGAR Online website in January 1996, and went public in May 1999. The Company creates and distributes fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. The Company produces highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. The Company has also developed proprietary automated data parsing, tagging and processing systems that allows for the rapid conversion of unstructured data into eXtensible Markup Languages (“XML”), eXtensible Business Reporting Language (“XBRL”) and other formats, as well as tools for the easy viewing and analysis of this data. The Company’s customers are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

The unaudited interim financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2007 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2008. The results for the three months ended March 31, 2008 are not necessarily indicative of the expected results for the full 2008 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC in March 2008. The condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. At March 31, 2007 and 2008, the number of anti-dilutive securities outstanding were 3,094,003 and 3,485,400, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $634 and $579 at December 31, 2007 and March, 31, 2008, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended March 31, 2007 and 2008. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86.

(4) LONG-TERM DEBT

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

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth. On April 22, 2008, these amounts were amended effective as of December 31, 2007. The Company was in compliance with the amended terms at March 31, 2008.

In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit. The term loan is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At March 31, 2008, $187 was classified as the current portion of long-term debt and $2,229 was classified as long-term debt. In addition, there was $159 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of March 31, 2008. Interest expense under the Agreement, including $30 of amortization of deferred financing costs and warrant discount, totaled $99 for the three months ended March 31, 2008.

(5) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”)Stock-based compensation expense for the three months ended March 31, 2007 and 2008 was recognized in the following income statement expenses:

	Three Months Ended March 31,
	2007	2008
Cost of revenues	$12	$12
Sales and marketing	83	73
Product development	23	39
General and administrative	147	159

Total stock compensation expense	$265	$283

This expense increased the Company’s net loss per share by $0.01 in both the three months ended March 31, 2007 and 2008.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2007 and 2008 were $2.41 and $1.96, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2007	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	93.41%	76.51%
Risk-free interest rate	4.65%	3.82%
Expected life in years	6	6

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

•

Expected life —calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. for the three months ended March 31, 2007 and calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience for the three months ended March 31, 2008.

Stock Options and Restricted Stock as of March 31, 2008

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

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for all Plans for the three months ended March 31, 2008 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2007	2,894,924	$2.57
Granted	249,000	$2.84
Exercised	(27,659)	$1.12
Cancelled	(104,133)	$4.42

Outstanding at March 31, 2008	3,012,132	$2.54	6.61 years	$1.4 million

Exercisable at March 31, 2008	2,220,638	$2.48	5.83 years	$1.3 million

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2008. During the three months ended March 31, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $37. Cash received from stock options exercised during the three months ended March 31, 2008 was $31.

In addition, the Company granted restricted shares under the 2005 Plan during the three months ended March 31, 2008. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2007	343,667	$2.92
Granted	70,227	$2.84
Vested	(44,834)	$2.68
Cancelled	—	—

Non-vested at March 31, 2008	369,060	$2.95	$902

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at March 31, 2008. During the three months ended March 31, 2008, the aggregate intrinsic value of shares vested was $133, determined based on the market price of the Company’s common stock on the respective vesting dates.

At March 31, 2008, 351,837 shares are available for grant under the Company’s 2005 Plan.

(6) SEVERANCE COSTS

In 2007, the Company accrued $2,011 of severance costs related to several executive and other employee terminations. As part of the employment and/or severance agreements, all options held by the terminated executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options. At March 31, 2008, there were $745 of remaining severance cost accruals included in accrued expenses and $323 in other long-term payables.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(revised 2007))” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS 141(revised 2007) will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions, if any, completed after the effective date as well as the accounting for income taxes on prior acquisitions.

SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115 ” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not: (a) affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value; (b) establish requirements for recognizing and measuring dividend income, interest income, or interest expense; or (c) eliminate disclosure requirements included in other accounting standards. The provisions of SFAS 159 are effective beginning January 1, 2008. As the Company did not elect to adopt SFAS 159, there was no material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption did not have a material effect on our results of operations or financial position. In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect the adoption to have a material effect on our results of operations or financial position.

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

We are continuing to focus on growing our subscriptions and data and solutions revenues by offering the following:

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

Data and Solutions. We produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and other data providers. Both our data products and solutions consist of digital data feeds transmitted through various formats including hosted web pages, multiple application programming interfaces, and other response mechanisms. Our data products include, but are not limited to, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses. Our data solutions sometimes involve some upfront customization fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. These customization fees, as well as the related costs, are deferred and recognized over the estimated life of the customer relationship. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Revenue from time and materials based agreements and data delivery are recognized as the data and services are provided.

Advertising and E-Commerce. We also generate ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our websites. Advertising and e-commerce revenue is recognized as the services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2007	2008
Total revenues	100%	100%
Cost of revenues	17	16

Gross profit	83	84
Operating expenses:
Sales and marketing	31	24
Product development	25	21
General and administrative	54	42
Amortization and depreciation	11	9

Loss from operations	(38)	(12)
Interest and other, net	0	(2)

Net loss	(38)%	(14)%

REVENUES

Total revenues for the three months ended March 31, 2008 increased 22% to $5.0 million, from $4.1 million for the three months ended March 31, 2007. The net increase in revenues is primarily attributable to a $947,000, or 54%, increase in data and solutions which was partially offset by a $62,000, or 31%, decrease in advertising and e-commerce revenues.

SUBSCRIPTIONS

	QUARTER ENDED MARCH 31,
	2007	2008
Revenues (in $000s)	$2,143	$2,147
Percentage of total revenues	52%	43%
Number of subscribers	16,200	12,400
Average price per subscriber	$529	$693

Subscription revenues for the three months ended March 31, 2008 were relatively consistent with the three months ended March 31, 2007. Increased sales of our premium products, EDGAR Pro and I-Metrix Professional, were offset by decreases in sales of EDGAR Access, our retail service. In addition to the decline in EDGAR Access users, we made significant systems and controls upgrades in the last half of 2007 that allowed the Company to more accurately reflect our active subscriber base and purge many inactive users from our user counts.

DATA AND SOLUTIONS

	QUARTER ENDED MARCH 31,
	2007	2008
Revenues (in $000s)	$1,757	$2,704
Percentage of total revenues	43%	54%
Number of contracts	260	275

Data and solutions revenues have increased for the three months ended March 31, 2008 from the three months ended March 31, 2007 due to the increase in the overall number of contracts as well as the addition of data solution sales in 2008. In the third quarter of 2007, we started to reorganize our sales team and added staff with certified industry credentials to support sales of our products. With the reorganization of our sales team and continued increases in the sale of data licenses and solutions, we expect to increase data and solutions revenues in the future.

ADVERTISING AND E-COMMERCE

	QUARTER ENDED MARCH 31,
	2007	2008
Revenues (in $000s)	$202	$140
Percentage of total revenues	5%	3%

The net decrease in advertising and e-commerce revenues was due to decreased e-commerce revenues in the first quarter of 2008 which were partially offset by increased advertising revenues.

COST OF REVENUES

Cost of revenues consists primarily of fees paid to acquire the Level I EDGAR database feed from the SEC, other content feeds and costs, salaries and benefits of operations employees, commissions related to e-commerce revenues and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, for each period, barter advertising expense is recorded equal to the barter advertising revenue for that period.

Total cost of revenues for the three months ended March 31, 2008 increased $119,000, or 17%, to $798,000 from $679,000 for the three months ended March 31, 2007. The net increase in cost of revenues was primarily due to a $127,000 increase in data costs related to data solutions contracts, a $13,000 increase in payroll related expenses and a $14,000 increase in barter expenses which were partially offset by a $46,000 decrease in commissions related to e-commerce revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2008 decreased $80,000, or 6%, to $1.2 million from $1.3 million for the three months ended March 31, 2007. The net decrease was primarily due to a $126,000 decrease in payroll related expenses which was partially offset by a $54,000 increase in marketing and advertising expenses.

Development. Development expenses, which consist primarily of salaries, for the three months ended March 31, 2008 were relatively consistent with the three months ended March 31, 2007.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2008 decreased $130,000, or 6%, to $2.1 million from $2.2 million for the three months ended March 31, 2007. The net decrease was primarily due to an $114,000 decrease in payroll related expenses and a $50,000 decrease in insurance expenses which were partially offset by $40,000 of severance costs.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2008 increased $30,000, or 7%, to $467,000 from $437,000 for the three months ended March 31, 2007 as a result of capital expenditures in the fourth quarter of 2007 and first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2008 compared to $619,000 for the three months ended March 31, 2007. This was primarily due to an increase in accounts receivable resulting from significant billings at the end of the quarter and a reduction in current payables.

Capital expenditures, primarily for computers and equipment, totaled $190,000 for the three months ended March 31, 2008 compared to $76,000 for the three months ended March 31, 2007. The purchases were made to support our expansion and increased infrastructure.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide up to an additional $2.5 million under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. We were in compliance with these ratios and covenants at March 31, 2008 and we believe that we will be in compliance throughout 2008. The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The Warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125,000, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At March 31, 2008, we had cash and cash equivalents on hand of $2.3 million. We have no off-balance sheet arrangements at March 31, 2008. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our principle executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

The following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Please refer to Item I of our Annual Report for 2007 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2008, and may incur additional losses in 2009. At March 31, 2008, we had an accumulated deficit of $65.9 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings which reduce our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues increased from $14.2 million in 2005 to $16.2 million in 2006 and $17.9 million in 2007, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for the three months ended March 31, 2008 totaled $5.0 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship may be terminated and we may not be able to obtain additional financing.

On April 5, 2007, we entered into a financing agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. The Financing Agreement was amended on April 22, 2008 effective as of December 31, 2007 to adjust these covenants. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% over the published JPMorgan Chase prime rate in the case of the term loan and 2% above the JPMorgan Chase prime rate on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured term note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. We currently anticipate that our available cash resources, including the term loan, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we borrowed $2.5 million under this agreement, we may need to draw down on the $2.5 million revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that Rosenthal will agree to amend the Financing Agreement or that the Company will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Nasdaq accounts for a significant portion of our total revenues and we expect this percentage to grow in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 7% and 8% of our total revenue during the years ended December 31, 2006 and 2007, respectively. Sales to Nasdaq accounted for 14% of our total revenue during the three months ended March 31, 2008. We expect that Nasdaq will continue to be a significant customer in the future as we continue to expand our business relationship. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

We may be subject to liability for taxes by federal, state and foreign tax authorities.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. A sales tax audit by New York State was settled in March 2008 and we will begin charging and remitting sales tax going forward. There is no guarantee that we will not be subject to additional tax audits by New York State, other states, local municipalities or the federal government. There is inherent uncertainty in the audit process. If necessary, we will record our best estimate of probable liabilities that may exist. We have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond amounts that are probable and estimable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

In the Company's continuing effort to attract and retain directors and senior management, the Board of Directors approved a policy of offering indemnification agreements to its directors and senior management, which corresponds to the indemnification provisions of Delaware law and the Company's certificate of incorporation and by-laws. In addition to the indemnification provisions, these agreements provide for the advancement of expenses in the event of an indemnified person's involvement in certain investigations and litigation, subject to an obligation to repay such amounts in certain circumstances. Each of the current directors and certain senior management have entered into the form of agreement provided by the Company.

ITEM 6.	EXHIBITS

a.	Exhibits:

Exhibit Number	Description
10.28	Amendment to Financing Agreement dated April 22, 2008 between Rosenthal and Rosenthal, Inc. and the Registrant*

10.29	Form of Indemnification Agreement*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 9, 2008	EDGAR ONLINE, INC.

/s/ Philip D. Moyer
Philip D. Moyer
Chief Executive Officer and President

	By:	/s/ John C. Ferrara
John C. Ferrara
Chief Financial Officer