Form 10-Q
period 2008-06-30
EDGAR ONLINE INC
filed 2008-08-07
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

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

Number of shares of common stock outstanding at August 7, 2008: 26,402,915 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2007	June 30, 2008
		(unaudited)
ASSETS
Cash and cash equivalents	$3,568	$2,662
Short-term investments	210	220
Accounts receivable, less allowance of $255 and $363, respectively	2,799	3,071
Other current assets	233	287

Total current assets	6,810	6,240
Property and equipment, net	1,192	1,215
Goodwill	2,189	2,189
Other intangible assets, net	4,198	3,575
Other assets	1,232	1,108

Total assets	$15,621	$14,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,422	$2,464
Deferred revenues	4,116	4,668
Current portion of long-term debt	125	313

Total current liabilities	7,663	7,445

Long-term debt	2,281	2,114
Other long-term liabilities	637	460

Total liabilities	10,581	10,019

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2007 and June 30, 2008, 27,378,804 shares issued and 26,260,861 shares outstanding at December 31, 2007 and 27,469,619 shares issued and 26,392,153 shares outstanding at June 30, 2008	274	275
Additional paid-in capital	71,902	72,487
Accumulated deficit	(65,177)	(66,569)
Treasury stock, at cost, 1,117,943 shares at December 31, 2007 and 1,077,466 shares at June 30, 2008	(1,959)	(1,885)

Total stockholders’ equity	5,040	4,308

Total liabilities and stockholders’ equity	$15,621	$14,327

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Revenues:
Subscriptions	$2,209	$2,180	$4,353	$4,327
Data and solutions	1,956	2,553	3,712	5,257
Advertising and e-commerce	192	188	394	328

Total revenues	4,357	4,921	8,459	9,912
Cost of revenues	746	781	1,425	1,579

Gross profit	3,611	4,140	7,034	8,333

Operating expenses:
Sales and marketing	1,308	1,185	2,603	2,400
Product development	837	1,083	1,862	2,104
General and administrative	2,731	1,960	4,966	4,025
Severance costs	631	—	631	40
Amortization and depreciation	437	463	874	930

	5,944	4,691	10,936	9,499

Loss from operations	(2,333)	(551)	(3,902)	(1,166)
Interest and other expense	(70)	(136)	(53)	(226)

Net loss	$(2,403)	$(687)	$(3,955)	$(1,392)

Weighted average shares outstanding—basic and diluted	26,011	26,363	25,920	26,321

Net loss per share—basic and diluted	$(0.09)	$(0.03)	$(0.15)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(3,955)	$(1,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	307
Amortization of intangible assets	623	623
Stock-based compensation	634	581
Provision for losses on trade accounts receivable	319	270
Amortization of capitalized product costs	109	109
Amortization of deferred financing costs	30	61
Non-cash severance costs	191	—
Changes in assets and liabilities:
Accounts receivable	(329)	(542)
Other assets, net	(108)	(79)
Accounts payable and accrued expenses	321	(958)
Deferred revenues	579	552
Long-term payables	105	(177)

Total adjustments	2,725	747

Net cash used in operating activities	(1,230)	(645)

Cash flows from investing activities:
Capital expenditures	(143)	(330)
Purchases of held-to-maturity investments	(5)	(10)

Net cash used in investing activities	(148)	(340)

Cash flows from financing activities:
Proceeds from notes payable issued	2,500	—
Deferred financing costs	(238)	—
Proceeds from exercise of stock options and warrants	146	79

Net cash provided by financing activities	2,408	79

Net increase/(decrease) in cash and cash equivalents	1,030	(906)
Cash and cash equivalents at beginning of period	2,865	3,568

Cash and cash equivalents at end of period	$3,895	$2,662

Supplemental disclosure of cash flow information:
Cash paid for interest	$94	$112
Warrant issued in connection with long-term debt	$126	$—
Supplemental disclosure of non-cash information:
Proceeds receivable from stock option exercises	$1	$—

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(1)	BASIS OF PRESENTATION

The Company was incorporated in the State of Delaware in November 1995, launched its EDGAR Online website in January 1996, and went public in May 1999. The Company creates and distributes fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets in the US and elsewhere. The Company produces highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. The Company has also developed proprietary automated data parsing, tagging and processing systems that allows for the rapid conversion of unstructured data into eXtensible Markup Languages (“XML”), eXtensible Business Reporting Language (“XBRL”) and other formats, as well as tools for the easy viewing and analysis of this data. The Company’s customers are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

The unaudited interim financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2007 and 2008 and cash flows for the six months ended June 30, 2007 and 2008. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the expected results for the full 2008 fiscal year or any future period.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. At June 30, 2007 and 2008, the number of anti-dilutive securities outstanding were 3,175,338 and 3,942,237, respectively.

(3)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $634 and $525 at December 31, 2007 and June 30, 2008, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended June 30, 2007 and 2008 and $109 for both the six months ended June 30, 2007 and 2008. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86.

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

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth. On April 22, 2008, these amounts were amended effective as of December 31, 2007. The Company was in compliance with the amended terms at June 30, 2008.

In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit. The term loan is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At June 30, 2008, $313 was classified as the current portion of long-term debt and $2,114 was classified as long-term debt. In addition, there was $139 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of June 30, 2008. Interest expense under the Agreement, including $30 and $61 of amortization of deferred financing costs and warrant discount, totaled $110 and $195 for the six months ended June 30, 2007 and 2008, respectively.

(5)	STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”). Stock-based compensation expense for the three and six months ended June 30, 2007 and 2008 was recognized in the following income statement expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Cost of revenues	$13	$12	$26	$25
Sales and marketing	81	86	163	159
Product development	26	41	49	79
General and administrative	248	159	396	318

Total stock compensation expense	$368	$298	$634	$581

This expense increased the Company’s net loss per share by $0.01 in both the three months ended June 30, 2007 and 2008 and $0.02 in both the six months ended June 30, 2007 and 2008

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended June 30, 2007 and 2008 were $2.14 and $1.31, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2007 and 2008 were $2.37 and $1.52, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2007	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	86-93%	76%
Risk-free interest rate	4.65-4.94%	3.82-3.86%
Expected life in years	6	6

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

•

Expected life —calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. for the three and six months ended June 30, 2007 and calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience for the three and six months ended June 30, 2008.

Stock Options and Restricted Stock as of June 30, 2008

In May 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4.1 million shares of the Company’s common stock. All remaining available shares under those plans were made available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000.

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for all Plans for the six months ended June 30, 2008 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2007	2,894,924	$2.57
Granted	776,500	$2.22
Exercised	(62,648)	$1.27
Cancelled	(137,466)	$4.00

Outstanding at June 30, 2008	3,471,310	$2.46	6.89 years	$539,000

Exercisable at June 30, 2008	2,209,816	$2.50	5.60 years	$386,407

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2008. During the six months ended June 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $70. Cash received from stock options exercised during the six months ended June 30, 2008 was $79.

In addition, the Company granted restricted shares under the 2005 Plan during the six months ended June 30, 2008. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2007	343,667	$2.92
Granted	95,904	$2.55
Vested	(68,644)	$2.78
Cancelled	—	—

Non-vested at June 30, 2008	370,927	$2.87	$682

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at June 30, 2008. During the six months ended June 30, 2008, the aggregate intrinsic value of shares vested was $192, determined based on the market price of the Company’s common stock on the respective vesting dates.

At June 30, 2008, 831,993 shares are available for grant under the Company’s 2005 Plan.

(6)	SEVERANCE COSTS

In 2007, the Company accrued $2,011 of severance costs related to several executive and other employee terminations. As part of the employment and/or severance agreements, all options held by the terminated executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options. At June 30, 2008, there were $586 of remaining severance cost accruals included in accrued expenses and $260 in other long-term payables.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2008	2007	2008
Total revenues	100%	100%	100%	100%
Cost of revenues	17	16	17	16

Gross profit	83	84	83	84
Operating expenses:
Sales and marketing	30	24	31	24
Product development	19	22	22	22
General and administrative	63	40	59	41
Severance costs	14	—	7	—
Amortization and depreciation	10	9	10	9

Loss from operations	(53)	(11)	(46)	(12)
Interest and other, net	(2)	(3)	(1)	(2)

Net loss	(55)%	(14)%	(47)%	(14)%

REVENUES

Total revenues for the three months ended June 30, 2008 increased 13% to $4.9 million, from $4.4 million for the three months ended June 30, 2007. The net increase in revenues was primarily attributable to a $597,000, or 31%, increase in data and solutions which was partially offset by a $29,000, or 1%, decrease in subscriptions and a $4,000, or 2%, decrease in advertising and e-commerce revenues. Total revenues for the six months ended June 30, 2008 increased 17% to $9.9 million, from $8.5 million for the six months ended June 30, 2007. The net increase in revenues was primarily attributable to a $1.5 million, or 42%, increase in data and solutions which were partially offset by a $26,000, or 1%, decrease in subscriptions and a $66,000, or 17%, decrease in advertising and e-commerce revenues

SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2008	2007	2008
Revenues (in $000s)	$2,209	$2,180	$4,353	$4,327
Percentage of total revenue	51%	44%	51%	44%
Number of subscribers	12,327	12,264	12,327	12,264
Average price per subscriber	$716	$711	$706	$706

Subscription revenues for the three and six months ended June 30, 2008 decreased slightly from the three and six months ended June 30, 2007. Increased sales of our premium products, EDGAR Pro and I-Metrix Professional, were offset by decreases in sales of EDGAR Access, our retail service. In addition to the decline in EDGAR Access users, we made significant systems and controls upgrades in the last half of 2007 that allowed the Company to more accurately reflect our active subscriber base and purge many inactive users from our user counts.

DATA AND SOLUTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2008	2007	2008
Revenues (in $000s)	$1,956	$2,553	$3,712	$5,257
Percentage of total revenue	45%	52%	44%	53%
Number of contracts at June 30	260	287	260	287

Data and solutions revenues have increased for the three and six months ended June 30, 2008 from the three and six months ended June 30, 2007 due to the increase in the overall number of contracts as well as the addition of data solution sales in 2008. In the third quarter of 2007, we started to reorganize our sales team and added staff with certified industry credentials to support sales of our products. With the reorganization of our sales team and continued increases in the sale of data licenses and solutions, we expect to increase data and solutions revenues in the future.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2008	2007	2008
Revenues (in $000s)	$192	$188	$394	$328
Percentage of total revenue	4%	4%	5%	3%

The slight net decreases in advertising and e-commerce revenues for the three and six months ended June 30, 2008 from the three and six months ended June 30, 2007 were due to decreased e-commerce revenues which were partially offset by increased advertising revenues.

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

Total cost of revenues for the three months ended June 30, 2008 increased $35,000, or 5%, to $781,000 from $746,000 for the three months ended June 30, 2007. The net increase in cost of revenues was primarily due to an $86,000 increase in data and staffing costs related to data solutions contracts which were partially offset by a $55,000 decrease in commissions related to e-commerce revenues. Total cost of revenues for the six months ended June 30, 2008 increased $154,000, or 11%, to $1.6 million from $1.4 million for the six months ended June 30, 2007. The net increase in cost of revenues was primarily due to a $235,000 increase in data and staffing costs related to data solutions contracts which were partially offset by a $101,000 decrease in commissions related to e-commerce revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2008 decreased $123,000, or 9%, to $1.2 million from $1.3 million for the three months ended June 30, 2007. The net decrease was primarily due to a $128,000 decrease in payroll and related expenses. Sales and marketing expenses for the six months ended June 30, 2008 decreased $203,000, or 8%, to $2.4 million from $2.6 million for the six months ended June 30, 2007. The net decrease was primarily due to a $243,000 decrease in payroll and related expenses which was partially offset by a $46,000 increase in marketing expenses.

Development. Development expenses, which consist primarily of salaries and outside development costs, for the three months ended June 30, 2008 increased $246,000, or 29%, to $1.1 million from $837,000 for the three months ended June 30, 2007. Development expenses for the six months ended June 30, 2008 increased $242,000, or 13%, to $2.1 from $1.9 million for the three months ended June 30, 2007. These increases were due primarily due to increased XBRL related development activities in 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2008 decreased $771,000, or 28%, to $2.0 million from $2.7 million for the three months ended June 30, 2007. The net decrease was primarily due to a $386,000 decrease in tax expenses, a $219,000 decrease in payroll and related expenses, a $90,000 decrease in stock-based compensation and a $46,000 decrease in insurance expenses. In the three months ended June 30, 2007, there was $390,000 recorded in relation to a sales tax audit. General and administrative expenses for the six months ended June 30, 2008 decreased $941,000, or 19%, to $4.0 million from $5.0 million for the six months ended June 30, 2007. The net decrease was primarily due to a $387,000 decrease in tax expenses, a $344,000 decrease in payroll and related expenses, a $79,000 decrease in stock-based compensation and a $96,000 decrease in insurance expenses.

Severance Costs. In the second quarter of 2007, we accrued $631,000 of severance costs related to the resignations of our Executive Vice President of Sales and Chairman of the Board. Also, non-cash compensation and additional-paid-in-capital were increased by $191,000 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2008 increased $26,000, or 6%, to $463,000 from $437,000 for the three months ended June 30, 2007 as a result of capital expenditures in the fourth quarter of 2007 and first quarter of 2008. Depreciation and amortization for the six months ended June 30, 2008 increased $56,000, or 6%, to $930,000 from $874,000 for the six months ended June 30, 2007 as a result of capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $645,000 for the six months ended June 30, 2008 compared to $1.2 million for the six months ended June 30, 2007. The improvement was primarily due to a decrease in net loss which was partially offset by a reduction in current payables.

Capital expenditures, primarily for computers and equipment, totaled $330,000 for the six months ended June 30, 2008 compared to $143,000 for the six months ended June 30, 2007. The purchases were made to support our expansion and increased infrastructure.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide up to an additional $2.5 million under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. We were in compliance with these ratios and covenants at June 30, 2008 and we believe that we will be in compliance throughout 2008. The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The Warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125,000, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At June 30, 2008, we had cash and cash equivalents on hand of $2.7 million. We have no off-balance sheet arrangements at June 30, 2008. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

The following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and then updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Please refer to Item IA of our Annual Report for 2007 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2008, and may incur additional losses in 2009. At June 30, 2008, we had an accumulated deficit of $66.6 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings which reduce our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues increased from $14.2 million in 2005 to $16.2 million in 2006 and $17.9 million in 2007, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for the six months ended June 30, 2008 totaled $9.9 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 7% and 8% of our total revenue during the years ended December 31, 2006 and 2007, respectively. Sales to Nasdaq accounted for 12% of our total revenue during the three months ended June 30, 2008. We expect that Nasdaq will continue to be a significant customer in the future as we continue to expand our business relationship. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

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

On June 23, 2008, we held our Annual Meeting of Stockholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, our stockholders approved the following proposals:

1. The election of the following seven directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld
Elisabeth DeMarse	20,359,219	4,301,929
Richard L. Feinstein	23,391,865	1,269,283
Mark Maged	24,574,642	86,506
Douglas K. Mellinger	24,274,296	386,852
Philip D. Moyer	24,581,042	80,106
John Mutch	21,569,542	3,091,606
William J. O’Neill, Jr.	24,580,792	80,356

2. The approval of the amendment to the Company’s 2005 Stock Award and Incentive Plan to increase the number of shares of common stock available for award under such Plan:

For	10,375,873
Against	7,396,694
Abstain	867,872
Broker Non-Vote	6,020,711

3. The approval and ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2008:

For	24,616,348
Against	5,882
Abstain	38,916

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a.	Exhibits:

Exhibit Number	Description
10.30	Amendment #1 to 2005 Stock Award and Incentive Plan, dated as of June 23, 2008*†

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

100.INS	XBRL Instance Document.**

100.SCH	XBRL Taxonomy Extension Schema Document.**

100.PRE	XBRL Taxonomy Presentation Linkbase Document.**

100.LAB	XBRL Taxonomy Label Linkbase Document.**

100.CAL	XBRL Taxonomy Calculation Linkbase Document.**

*	filed herewith
**	submitted electronically herewith
†	compensatory plan or arrangement

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended June 30, 2008 and 2007, (ii) Condensed Consolidated Statement of Operations for the six months ended June 30, 2008 and 2007, (iii) Condensed Consolidated Balance Sheet at June 30, 2008 and December 31, 2007, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2008 and 2007. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 7, 2008	EDGAR ONLINE, INC.

/s/ Philip D. Moyer
Philip D. Moyer
Chief Executive Officer and President

	By:	/s/ John C. Ferrara
John C. Ferrara
Chief Financial Officer