Form 10-Q
period 2008-09-30
EDGAR ONLINE INC
filed 2008-11-06
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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

YES  ☐    NO  ☒

Number of shares of common stock outstanding at November 6, 2008: 26,505,818 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, regarding EDGAR Online, Inc.’s (“we,” “us,” “our” or the “Company”) plans, expectations, estimates and beliefs. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by the Company. In addition, the Company or persons acting on its behalf may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the United States Securities and Exchange Commission (the “SEC”). Forward-looking statements are typically identified by words such as “believes,” “anticipates,” “estimates,” “expects,” “intends,” “will,” “may,” “potential,” “projects,” and other similar expressions. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in this Quarterly Report, as well as our other periodic reports filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company will not update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2007	September 30, 2008
		(unaudited)
ASSETS
Cash and cash equivalents	$3,568	$2,654
Short-term investments	210	220
Accounts receivable, less allowance of $255 and $294, respectively	2,799	2,577
Other current assets	233	287

Total current assets	6,810	5,738
Property and equipment, net	1,192	1,144
Goodwill	2,189	2,189
Other intangible assets, net	4,198	3,263
Other assets	1,232	1,281

Total assets	$15,621	$13,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$3,422	$2,222
Deferred revenues	4,116	4,704
Current portion of long-term debt	125	375

Total current liabilities	7,663	7,301
Long-term debt	2,281	2,000
Other long-term liabilities	637	398

Total liabilities	10,581	9,699

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2007 and September 30, 2008, 27,378,804 shares issued and 26,260,861 shares outstanding at December 31, 2007 and 27,499,713 shares issued and 26,427,009 shares outstanding at September 30, 2008	274	275
Additional paid-in capital	71,902	72,836
Accumulated deficit	(65,177)	(67,319)
Treasury stock, at cost, 1,117,943 shares at December 31, 2007 and 1,072,704 shares at September 30, 2008	(1,959)	(1,876)

Total stockholders’ equity	5,040	3,916

Total liabilities and stockholders’ equity	$15,621	$13,615

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Revenues:
Subscriptions	$2,260	$2,088	$6,613	$6,415
Data and solutions	2,226	2,513	5,938	7,770
Advertising and e-commerce	191	100	585	428

Total revenues	4,677	4,701	13,136	14,613
Cost of revenues	797	645	2,222	2,224

Gross profit	3,880	4,056	10,914	12,389

Operating expenses:
Sales and marketing	1,128	1,081	3,731	3,481
Product development	913	1,043	2,775	3,147
General and administrative	2,177	2,097	7,143	6,122
Severance costs	984	—	1,615	40
Amortization and depreciation	436	464	1,310	1,394

	5,638	4,685	16,574	14,184

Loss from operations	(1,758)	(629)	(5,660)	(1,795)
Interest and other expense	(87)	(121)	(139)	(347)

Net loss	$(1,845)	$(750)	$(5,799)	$(2,142)

Weighted average shares outstanding—basic	26,048	26,407	25,962	26,350

Weighted average shares outstanding—diluted	26,048	26,407	25,962	26,350

Net loss per share—basic	$(0.07)	$(0.03)	$(0.22)	$(0.08)

Net loss per share—diluted	$(0.07)	$(0.03)	$(0.22)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net loss	$(5,799)	$(2,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	375	459
Amortization of intangible assets	935	935
Stock-based compensation	1,041	901
Provision for losses on trade accounts receivable	452	420
Amortization of capitalized product costs	164	164
Amortization of deferred financing costs	61	91
Non-cash severance costs	355	—
Changes in assets and liabilities:
Accounts receivable	(750)	(198)
Other assets, net	(86)	(65)
Accounts payable and accrued expenses	689	(1,200)
Deferred revenues	519	588
Long-term payables	491	(239)

Total adjustments	4,246	1,856

Net cash used in operating activities	(1,553)	(286)

Cash flows from investing activities:
Capital expenditures	(190)	(411)
Capitalized software development	—	(260)
Purchases of held-to-maturity investments	(5)	(10)

Net cash used in investing activities	(195)	(681)

Cash flows from financing activities:
Proceeds from notes payable issued	2,500	—
Payments of notes payable	—	(63)
Deferred financing costs	(238)	—
Proceeds from exercise of stock options and warrants	235	116

Net cash provided by financing activities	2,497	53

Net increase/(decrease) in cash and cash equivalents	749	(914)
Cash and cash equivalents at beginning of period	2,865	3,568

Cash and cash equivalents at end of period	$3,614	$2,654

Supplemental disclosure of cash flow information:
Cash paid for interest	$111	$167
Warrant issued in connection with long-term debt	$126	$—
Supplemental disclosure of non-cash information:
Proceeds receivable from stock option exercises	$1	$—

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(1)	BASIS OF PRESENTATION

The Company was incorporated in the State of Delaware in November 1995, launched its EDGAR Online website in January 1996, and went public in May 1999. The Company creates and distributes fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets in the United States and elsewhere. The Company produces highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. The Company has also developed proprietary automated data parsing, tagging and processing systems that allows for the rapid conversion of unstructured data into eXtensible Markup Languages (“XML”), eXtensible Business Reporting Language (“XBRL”) and other formats, as well as tools for the easy viewing and analysis of this data. The Company’s customers are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

The unaudited interim financial statements of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2007 and 2008 and cash flows for the nine months ended September 30, 2007 and 2008. The results for the three and nine months ended September 30, 2008 are not necessarily indicative of the expected results for the full 2008 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC in March 2008. The condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented consist of the allowance for doubtful accounts, the fair values of goodwill and other intangible assets and the estimated useful lives of intangible assets.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. At September 30, 2007 and 2008, the number of anti-dilutive securities outstanding were 3,089,904 and 3,885,714, respectively.

(3)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes product software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 (“SFAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $634 and $470 at December 31, 2007 and September 30, 2008, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended September 30, 2007 and 2008 and $164 for both the nine months ended September 30, 2007 and 2008. Any further software development costs incurred for these products are being expensed to development expenses in accordance with SFAS 86.

The Company capitalizes internal-use software development costs in accordance with Statement of Position (“SOP”) No. 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Capitalized internal-use software costs (included in other assets) were $0 and $260 at December 31, 2007 and September 30, 2008, respectively. When the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized on a straight-line basis over 3 years in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable.

(4)	LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to the Company and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. The Company’s obligations under the term loan are evidenced by a secured Term Note and all of the Company’s obligations to Rosenthal are secured by a first priority security interest in substantially all of the Company’s assets.

The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth. On April 22, 2008, these amounts were amended effective as of December 31, 2007. The Company was in compliance with the amended terms at September 30, 2008.

In connection with the Financing Agreement, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) to Rosenthal which expires on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit. The term loan is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At September 30, 2008, $375 was classified as the current portion of long-term debt and $2,000 was classified as long-term debt. In addition, there were $119 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of September 30, 2008. Interest expense under the Agreement totaled $194 and $254 for the nine months ended September 30, 2007 and 2008, respectively and included $61 and $91, respectively, of amortization of deferred financing costs and warrant discount.

(5)	STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”). Stock-based compensation expense for the three and nine months ended September 30, 2007 and 2008 was recognized in the following income statement expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Cost of revenues	$12	$13	$38	$37
Sales and marketing	59	92	220	251
Product development	28	36	77	115
General and administrative	310	180	706	498

Total stock compensation expense	$409	$321	$1,041	$901

This expense increased the Company’s net loss per share $0.02 and $0.01 in the three months ended September 30, 2007 and 2008, respectively, and $0.04 and $0.03 in the nine months ended September 30, 2007 and 2008, respectively.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended September 30, 2007 and 2008 were $1.80 and $1.00, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2007 and 2008 were $2.35 and $1.51, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2007	2008
Expected dividend yield	0.0%	0.0%
Expected volatility	84-93%	76%
Risk-free interest rate	4.39-4.94%	2.54-3.86%
Expected life in years	6	6

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield — reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility — determined considering historical volatility of the Company’s common stock over the preceding six years;

•	Risk-free interest rate — based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•

Expected life — calculated using the “simplified method” in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 for the three and nine months ended September 30, 2007 and calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience for the three and nine months ended September 30, 2008.

Stock Options and Restricted Stock as of September 30, 2008

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

Option activity for the nine months ended September 30, 2008 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2007	2,894,924	$2.57
Granted	786,500	$2.19
Exercised	(86,742)	$1.34
Cancelled	(169,133)	$3.74

Outstanding at September 30, 2008	3,425,549	$2.46	6.65 years	$528

Exercisable at September 30, 2008	2,207,389	$2.51	5.36 years	$373

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at September 30, 2008. During the nine months ended September 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $88. Cash received from stock options exercised during the nine months ended September 30, 2008 was $116.

In addition, the Company granted restricted shares under the 2005 Plan during the nine months ended September 30, 2008. The Company also granted restricted shares out of treasury to Philip D. Moyer, our President and CEO, in the year ended December 31, 2007, some of which have vested in the nine months ended September 30, 2008. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity for the nine months ended September 30, 2008 is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2007	343,667	$2.92
Granted	95,904	$2.55
Vested	(79,406)	$2.61
Cancelled	—

Non-vested at September 30, 2008	360,165	$2.79	$663

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at September 30, 2008. During the nine months ended September 30, 2008, the aggregate intrinsic value of shares vested was $208, determined based on the market price of the Company’s common stock on the respective vesting dates.

At September 30, 2008, 853,660 shares are available for grant under the Company’s 2005 Plan.

(6)	SEVERANCE COSTS

In 2007, the Company accrued $2,011 of severance costs related to several executive and other employee terminations. As part of the employment and/or severance agreements, all options held by the terminated executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options. At September 30, 2008, there were $454 of remaining severance cost accruals included in accrued expenses and $195 in other long-term payables.

(7)	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(revised 2007)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS 141(revised 2007) will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions, if any, completed after the effective date as well as the accounting for income taxes on prior acquisitions.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in $000’s)

OVERVIEW

We create and distribute fundamental financial data and public filings for equities, mutual funds and a variety of other publicly traded assets. We produce highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. We are considered a pioneer and leader in the rapidly emerging financial reporting standard—XBRL. We launched our EDGAR Online website in January 1996 and began selling our subscription services and establishing contractual relationships with business and financial information websites to supply EDGAR content. Our primary focus was generating sales leads and building brand recognition.

We are continuing to focus on growing our subscriptions and data and solutions revenues by offering the following:

Subscription Services. Our end-user subscription services include I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix Professional is our premium service which allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Revenue from subscription services is recognized ratably over the subscription period, which is typically 12 months.

Data and Solutions. We produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and other data providers. Both our data products and solutions consist of digital data feeds transmitted through various formats including hosted web pages, multiple application programming interfaces, and other response mechanisms. Our data products include, but are not limited to, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancellable, one-year contracts with automatic renewal clauses. Our data solutions sometimes involve some upfront customization fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. These customization fees, as well as the related costs, are deferred and recognized over the estimated life of the customer relationship. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Revenue from time and materials based agreements and data delivery are recognized as the data and services are provided.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2008	2007	2008
Total revenues	100%	100%	100%	100%
Cost of revenues	17	14	17	15

Gross profit	83	86	83	85
Operating expenses:
Sales and marketing	24	23	29	24
Product development	20	22	21	22
General and administrative	46	45	54	42
Severance costs	21	—	12	—
Amortization and depreciation	9	10	10	10

Loss from operations	(37)	(14)	(43)	(13)
Interest and other, net	(2)	(2)	(1)	(2)

Net loss	(39)%	(16)%	(44)%	(15)%

REVENUES

Total revenues for the three months ended September 30, 2008 increased slightly to $4,701 compared to $4,677 for the three months ended September 30, 2007. A $287, or 13%, increase in data and solutions was partially offset by a $172, or 8%, decrease in subscriptions and a $91, or 48%, decrease in advertising and e-commerce revenues. Total revenues for the nine months ended September 30, 2008 increased 11% to $14,613, from $13,136 for the nine months ended September 30, 2007. The net increase in revenues was primarily attributable to a $1,832, or 31%, increase in data and solutions which was partially offset by a $198, or 3%, decrease in subscriptions and a $157, or 27%, decrease in advertising and e-commerce revenues. We have experienced slower growth and higher than anticipated cancellations in 2008 due to the significant downturn in the financial services industry and the economy in general.

SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2008	2007	2008
Revenues	$2,260	$2,088	$6,613	$6,415
Percentage of total revenue	48%	44%	50%	44%
Number of subscribers	12,264	11,981	12,264	11,981

Subscription revenues for the three and nine months ended September 30, 2008 decreased from the three and nine months ended September 30, 2007. Our subscriptions business has been impacted by unprecedented reductions in the financial services community in 2008. While we did add new subscribers to all of our subscription products, cancellations exceeded these new sales.

DATA AND SOLUTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2008	2007	2008
Revenues	$2,226	$2,513	$5,938	$7,770
Percentage of total revenue	48%	54%	45%	53%
Number of contracts at September 30	262	277	262	277

Data and solutions revenues increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 due to an increase in the overall number of contracts as well as an increase in filings revenues in 2008. In the third quarter of 2007, we started to reorganize our sales team and added staff with certified industry credentials to support sales of our products. With the reorganization of our sales team and continued increases in the sale of data and solutions, we expect to increase data and solutions revenues in the future.

ADVERTISING AND E-COMMERCE

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2008	2007	2008
Revenues (in $000s)	$191	$100	$585	$428
Percentage of total revenue	4%	2%	5%	3%

The net decrease in advertising and e-commerce revenues for the three and nine months ended September 30, 2008 from the three and nine months ended September 30, 2007 was primarily due to decreased e-commerce revenues. In addition, advertising revenues for the three months ended September 30, 2008 decreased from the three months ended September 30, 2007.

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

Total cost of revenues for the three months ended September 30, 2008 decreased $152, or 19%, to $645 from $797 for the three months ended September 30, 2007. The net decrease in cost of revenues was primarily due to a $54 decrease in data costs, a $35 decrease in commissions related to e-commerce revenues and a $42 decrease in payroll costs. Total cost of revenues for the nine months ended September 30, 2008 was $2,224 which was consistent with $2,222 for the nine months ended September 30, 2007. A $159 increase in data and staffing costs related to data solutions contracts in 2008 was offset by a $136 decrease in commissions related to e-commerce revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2008 decreased $47, or 4%, to $1,081 from $1,128 for the three months ended September 30, 2007. Sales and marketing expenses for the nine months ended September 30, 2008 decreased $250, or 7%, to $3,481 from $3,731 for the nine months ended September 30, 2007. The net decrease was primarily due to a $307 decrease in payroll and related expenses which was partially offset by a $74 increase in advertising expenses.

Development. Development expenses, which consist primarily of salaries and outside development costs, for the three months ended September 30, 2008 increased $130, or 14%, to $1,043 from $913 for the three months ended September 30, 2007. Development expenses for the nine months ended September 30, 2008 increased $372, or 13% to $3,147 from $2,775 for the nine months ended September 30, 2007. These increases were primarily due to increased XBRL-related development activities in 2008.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2008 decreased $80, or 4%, to $2,097 from $2,177 for the three months ended September 30, 2007. The net decrease was primarily due to a $129 decrease in stock-based compensation which was partially offset by a $58 increase in rent. General and administrative expenses for the nine months ended September 30, 2008 decreased $1,021, or 14%, to $6,122 from $7,143 for the nine months ended September 30, 2007. The net decrease was primarily due to a $385 decrease in tax expenses (there was $390 recorded in relation to a sales tax audit in 2007), a $354 decrease in payroll and related expenses, a $208 decrease in stock-based compensation and a $108 decrease in insurance expenses.

Severance Costs. In the second quarter of 2007, we accrued $631 of severance costs related to the resignations of our Executive Vice President of Sales and Chairman of the Board. In the third quarter of 2007, we accrued additional severance costs totaling $984 related to our former CEO and workforce reductions. Also, non-cash compensation and additional paid-in capital were increased by $191 in the second quarter of 2007 and $164 in the third quarter of 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended September 30, 2008 increased $28, or 6%, to $464 from $436 for the three months ended September 30, 2007. Depreciation and amortization for the nine months ended September 30, 2008 increased $84, or 6%, to $1,394 from $1,310 for the nine months ended September 30, 2007. The increases were a result of capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $286 for the nine months ended September 30, 2008 compared to $1,553 for the nine months ended September 30, 2007. The improvement was primarily due to a decrease in net loss which was partially offset by a reduction in current and long-term payables.

Capital expenditures, primarily for computers and equipment, totaled $411 for the nine months ended September 30, 2008 compared to $190 for the nine months ended September 30, 2007. The purchases were made to support our expansion and increased infrastructure.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to us and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. We were in compliance with these ratios and covenants at September 30, 2008 and we believe that we will be in compliance throughout 2008. The Financing Agreement terminates on March 30, 2010 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The Warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At September 30, 2008, we had cash and cash equivalents on hand of $2,654. We have no off-balance sheet arrangements at September 30, 2008. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private debt or equity financings, strategic relationships or other arrangements. We may also consider such financings prior to such time if conditions suggest engaging in such a financing would be advantageous to us. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

PART II. OTHER INFORMATION.

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 1A.	RISK FACTORS (dollars in 000s)

The following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and then updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008. Please refer to Item IA of our Annual Report for 2007 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2008, and may incur additional losses in 2009. At September 30, 2008, we had an accumulated deficit of $67,319. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings which reduce our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues increased from $14,235 in 2005 to $16,246 in 2006 and $17,908 in 2007, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for the nine months ended September 30, 2008 totaled $14,613. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship may be terminated and we may not be able to obtain additional financing.

On April 5, 2007, we entered into a financing agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. We currently anticipate that our available cash resources, including the term loan, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we borrowed $2,500 under this agreement, we may need to draw down on the $2,500 revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that Rosenthal will agree to amend the Financing Agreement or that the Company will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Nasdaq accounts for a significant portion of our total revenues and we expect this percentage to grow in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with Nasdaq. Sales to Nasdaq accounted for 7% and 8% of our total revenue during the years ended December 31, 2006 and 2007, respectively. Sales to Nasdaq accounted for 11% of our total revenue during the nine months ended September 30, 2008. We expect that Nasdaq will continue to be a significant customer as we continue to expand our business relationship. The loss of a significant customer such as Nasdaq would have a material adverse effect on our revenues.

Our business could be adversely affected by any adverse economic developments, such as those that have occurred thus far in 2008, in the financial services industry and/or the economy in general.

We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general, such as the downturns that have occurred thus far in 2008 and may continue to occur or worsen. For example, we believe that decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide could result in slower growth of new customers or an increase in the cancellation of existing customers, as we have experienced in the past. We have already experienced slower growth and higher than anticipated cancellations in 2008. Any further significant downturn in the market or in general economic conditions would likely hurt our business.

We may be subject to liability for taxes by federal, state and foreign tax authorities.

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. A sales tax audit by New York State was settled in March 2008 and we began charging and remitting sales tax going forward. There is no guarantee that we will not be subject to additional tax audits by New York State, other states, local municipalities or the federal government. There is inherent uncertainty in the audit process. If necessary, we will record our best estimate of probable liabilities that may exist. We have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond amounts that are probable and estimable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a.	Exhibits:

Exhibit Number	Description

10.31	Services Agreement, dated as of September 30, 2008, between the Company and R.R. Donnelley & Sons Company+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

100.INS	XBRL Instance Document.**

100.SCH	XBRL Taxonomy Extension Schema Document.**

100.PRE	XBRL Taxonomy Presentation Linkbase Document.**

100.LAB	XBRL Taxonomy Label Linkbase Document.**

100.CAL	XBRL Taxonomy Calculation Linkbase Document.**

*	filed herewith

**	submitted electronically herewith

+	confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statement of Operations for the quarters ended September 30, 2008 and 2007, (ii) Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008 and 2007, (iii) Condensed Consolidated Balance Sheet at September 30, 2008 and December 31, 2007, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 and 2007 and (v) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

Date: November 6, 2008	EDGAR ONLINE, INC.

/s/ Philip D. Moyer
Philip D. Moyer
Chief Executive Officer and President

	By:	/s/ John C. Ferrara
John C. Ferrara
Chief Financial Officer