Form 10-K
period 2008-12-31
EDGAR ONLINE INC
filed 2009-03-23
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR TRANSITION PERIOD FROM              TO

Commission File No. 0-26071

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1447017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Washington Street, Norwalk, CT	06854
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code:

(203) 852-5666

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, was approximately $47,429,500.

As of March 10, 2009, there were 26,734,210 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2009 annual meeting of stockholders, to be filed no later than April 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EDGAR ONLINE, INC.

PART I

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1A, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We will not update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

ITEM 1. BUSINESS.

OVERVIEW

EDGAR Online creates and distributes financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. We deliver our information products in the form of online end-user subscriptions, as well as through data licenses and bulk data feeds. We sell our subscriptions and data feeds directly to end-users or embedded in other web sites and through a variety of data redistributors. We produce highly detailed data that assists in the analysis of the financial, business and ownership conditions of a company or investment vehicle. Consumers of our information products are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

We have developed high volume distribution techniques for managing and delivering regulatory filings. We have also developed proprietary automated data parsing, tagging and processing systems that allow for rapid conversion of unstructured data into structured financial data sets. We are considered a pioneer and leader in the use of the financial reporting standard called eXtensible Business Reporting Language (“XBRL”). We use our automated processing platform and our expertise in XBRL to produce both standard and custom data sets and to assist companies with the creation of their own XBRL financial reports. We also create tools and web sites for easy viewing and analysis of this XBRL data. We believe we stand out in the financial information industry for our ability to provide products across the information supply chain—from financial report creation to data aggregation and analysis.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive and includes both large and small businesses such as Dow Jones, FactSet, Dun and Bradstreet, Bloomberg, ThomsonReuters, Moody’s, McGraw-Hill and other more specialized players such as IDC, SNL Financial, TheMarkets.com 10-K Wizard, which was recently acquired by Morningstar, Inc. The subsection of the marketplace specific to financial information offers a wide range of information products and services from broad public and private company information to highly detailed specifics on a fund, bond or other investment vehicle. Many of the providers listed above offer multiple data offerings in addition to desktop services and solutions to manage and work with the information they provide.

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public entities use this system to submit statements, reports and forms required by the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions and to make them available to the public. The SEC has announced plans to replace the EDGAR system with a new XBRL enabled platform called IDEA. EDGAR Online licenses its name from the SEC and was the first company to publish real-time SEC filings directly onto the Internet for consumption by individual investors.

To power our subscription and data products, EDGAR Online subscribes to a feed of real-time SEC regulatory filings from the SEC’s dissemination agent, Keane, Inc. The data sets we extract from the raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our web sites and distributed in multiple formats via our production servers to clients and third parties with whom we have distribution contracts. Additionally, all company primary financial statements are processed and tagged in XBRL within hours of their submission and available to clients in this same time frame. We maintain a historical relational database of EDGAR submissions back to 1993 that supports complex search and retrieval mechanisms to access these filings and the data we have parsed and stored from both the SEC and that which we have integrated from other sources. Our proprietary document processing systems create multiple representations of the original SEC documents, including XBRL, HTML, RTF, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers’ needs to efficiently view, print and analyze the content reported in the SEC filings and also allow us to always provide a direct link back to the original filing for line item verification.

eXtensible Business Reporting Language (XBRL)

Traditionally, financial reporting on publicly traded assets has been a labor-intensive process involving the compilation of data from a variety of sources and formats. The results are documents that have a myriad of financial tables, footnotes and large amounts of text to explain the financial health and stability of a company. XBRL is an international standard agreed upon by members of the accounting, financial, regulatory, academic and technology professions for making financial information more standardized and machine readable. The standard is based on eXtensible Markup Language (XML) a technology standard for transmitting and consuming data across the Internet. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. It also can provide the speed and uniformity that has been lacking in today’s financial reporting. It allows for the quick identification of detailed information on a business or financial asset that is otherwise difficult to extract from the financial reporting documents and provides machine-readable tagged data that allows faster and deeper analysis and better comparability across companies, industries and borders.

XBRL was first envisioned in 1997 to assist with corporate financial reporting. Today, the global adoption of the XBRL standard is being driven by the increasing demand by investors and regulators for transparency and more sophisticated analytics of financial assets like equities, mutual funds, and fixed income instruments. In 2008, the SEC announced a mandatory program relating to XBRL whereby registrants will furnish XBRL data in an exhibit to specified EDGAR filings. More specifically, companies will file tagged disclosures including the companies’ primary financial statements, footnotes, financial statement schedules and certain company identifier information in a XBRL format starting in 2009. In addition to furnishing them to the SEC, companies are also required to post their XBRL documents on their corporate web sites. These new disclosures will supplement, but not replace or change, disclosure using the traditional electronic filing formats in ASCII or HTML. Filing companies will include domestic and foreign companies using U.S. GAAP and, eventually, foreign private issuers using International Financial Reporting Standards as issued by the International Accounting Standards Board.

Companies are required to file according to the following three year phase-in schedule. In year one, the rules will apply only to domestic and foreign large accelerated filers that use U.S. GAAP and have a worldwide public float above $5 billion. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2009. In year two, all other domestic and foreign large accelerated filers using U.S. GAAP are subject to interactive data reporting. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2010. In year three, all remaining filers using U.S. GAAP, including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB would be subject to the same interactive data reporting requirements. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2011.

XBRL is a royalty-free and open global standard. It has been developed by XBRL International Inc., a not-for-profit consortium of over 550 leading companies involved in providing or using business information. EDGAR Online is a founding member of the XBRL consortium and is one of the organizations that continue to hold leadership roles in developing and refining the standard. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop critical XBRL enabled products and services and maintain strong growth in the XBRL related areas of our business. In 2008, EDGAR Online and R.R. Donnelley & Sons launched www.TryXBRL.com, the first public web site where companies can go to see their own financials tagged in XBRL.

PRODUCTS AND SERVICES

Subscription Services

We offer the following end-user subscription services across the Internet:

I-Metrix and I-Metrix Professional.

The I-Metrix products (www.imetrix.edgar-online.com) are our premium end-user subscription service. I-Metrix delivers a web only service while I-Metrix Professional allows a user to do in-depth analysis via the web and a Microsoft Excel add-in. Both products are built on our extensive XBRL fundamental database, including historical and current information for over 12,000 companies. This product family delivers fundamental data such as income statements, balance sheets and statements of cash flow, as well as earnings estimates, standard financial ratios, insider transactions and institutional ownership. It provides fully customizable tools and models that allow users to search, screen and evaluate the data according to their own criteria.

EDGAR Pro and EDGAR Access.

EDGAR Pro (www.pro.edgar-online.com) offers financial data, stock ownership, public offering data sets and advanced search tools. EDGAR Pro is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. Sales leads are primarily provided from the traffic to our subscription web sites from Yahoo! Finance and NASDAQ.com, and from the migration of users from EDGAR Access.

EDGAR Access (www.access.edgar-online.com), our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only.

Our subscription services are generally sold as one year contracts. We recognize subscription revenue ratably over the life of the contract.

Data and Solutions

EDGAR Online produces a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and data that we receive from stock exchanges, regulators and other financial data providers. We create standard data products and customized data solutions for specific customers by leveraging our proprietary data processing platforms and analytical tools.

Our data products include, but are not limited to, full access to SEC filings in multiple formats, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Each of these independent content sets represents a set of discrete facts that can be delivered in various ways based on customer needs. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. We use a network of custom data parsers, integrity checks and auditing tools to ensure a premium level of data quality and completeness. For many of our data products we provide linkage from each individual data element back to its source document. As a result, we believe that our data quality, detail and verifiability is among the best in the industry.

Both our data products and solutions consist of digital data feeds transmitted through hosted web pages, multiple application programming interfaces, including FTP, web services, data files, RSS feeds, and customized request response mechanisms. This allows our customers to seamlessly replicate a feature or functionality of our service inside that customer’s intranet, extranet and other proprietary products or applications. For instance, customers such as ThomsonReuters, LexisNexis and NASDAQ use this mechanism to enhance the functionality of their own products and services. In addition, R.R. Donnelley & Sons leverages one of our data solutions to provide its customers with a mechanism for converting their statements into XBRL for filing with the SEC.

Our data products are generally licensed on a one year basis and we recognize the related revenue ratably over the life of the contract. Our data solutions sometimes involve some upfront customization fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided.

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

Increase Sales to New and Existing Customers

Our direct sales and marketing organizations are focused on expanding our total customer base—by directly selling all of our data feeds, data solutions, and analysis tools with particular emphasis on I-Metrix products and data solutions. The sales and marketing group is also focused on expanding relationships with redistributors of data including web sites and other companies that can use our data, solutions and tools in the end-user products that they build and market directly to customers. Our ongoing marketing activities involve both corporate and brand marketing as well as lead generation for our direct sales efforts and programs to increase the traffic to our web pages for online sales of our end-user subscription products. Our lead generation programs focus on the creation of highly qualified leads for our premium services and solutions to fill the sales pipeline on a quarterly basis.

Develop New Products and Services

As sales of our SEC filings and U.S. equities data products have grown, we have received feedback from customers and partners that indicates additional growth opportunities available to EDGAR Online in other publicly traded asset classes. We expect to leverage the platform we use to create and distribute SEC filings and equities data and increase our processing capacity to expand our product set into these other asset classes globally. We hope to achieve differentiation in these markets by delivering the same quality, speed, detail, verifiability and open accounting methodologies as our SEC filings and equities data products. We believe we can also expand the business models and products that we build on top of our SEC filings and equities data by effectively partnering and innovating around the depth of information that we provide. In 2008, we continued the execution of our growth strategy by working with NASDAQ to create a dataset for the 144A Securities market, launching a partnership to distribute Korean data in a XBRL format and completing several new product releases across the I-Metrix product family including significant enhancements to the data, analytical and XBRL creation components.

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

We have developed strategic relationships with a number of industry leaders including R.R. Donnelley & Sons and Microsoft.

R.R. Donnelley & Sons. In 2008, we continued our work with R.R. Donnelley & Sons to offer public companies a full service of SEC compliance solutions that process financial information into XBRL. The service allows public companies to submit XBRL financial statements concurrently with their SEC filings and in full compliance with the SEC XBRL mandate. Continued progress toward the final rule contributed to a steady increase in activity in this business segment throughout 2008. At the end of 2008, EDGAR Online had created more of the XBRL documents submitted to the SEC than any other provider.

Microsoft. EDGAR Online has worked with Microsoft in multiple areas since 2003 and remain a Gold Certified Partner and Managed ISV. We also provide financial content to the MSN Money Portal. However, in 2008, we cancelled our agreement with Microsoft that made it the exclusive reseller of our advertising inventory. We determined that the relationship was not maximizing the revenue for our inventory and that we would be better served by working with multiple partners to drive advertising revenue.

In addition, in 2008 we launched new partnerships with organizations including the CNW group in the Canadian market, ThomsonReuters, JustSystems, Zephyr, NYSSA and others.

Pursue Strategic Acquisitions

At the present time, we have no plans to make any acquisitions. However, we will consider specific acquisition opportunities if we feel they have strategic and shareholder value. The types of acquisitions that we would consider as strategic include those that add value to our data platform, our base of software intellectual property or our subscriber community.

SALES AND MARKETING

We believe that our primary target markets, financial services, data integrators, corporations and advisory firms, will continue to represent an important source of revenue growth.

We promote our products and services through our direct sales organization, web sites, marketing alliances, direct marketing and events. Through these efforts, we focus on I-Metrix, enterprise contracts for EDGAR Pro, data products and custom solutions via the direct sales force. We drive new potential EDGAR Pro and EDGAR Access customers to subscribe to our services online. Additionally, we up-sell higher value services to our existing subscribers, whenever possible. Our direct sales efforts are focused on decision makers and end-users in our primary target markets. Our marketing programs are focused on lead generation and qualification programs, promotional and educational materials including white papers, product information, product tours and flash demos and traffic driving efforts including paid and organic search and pay-per-click advertising. Lead generation is managed using lists we acquire from third parties or names that we acquire through our own online registration system with traffic coming from partners such as Yahoo! Finance and Google Finance. In exchange for allowing users access to a basic level of financial information on a company through these web sites and other marketing alliances, we drive traffic to our web site that is architected to drive users to subscribe, find critical information and contact us via phone, email or live chat.

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citigroup and Morgan Stanley, stock exchanges such as NASDAQ and the New York Stock Exchange, leading information companies such as LexisNexis, Moody’s and ThomsonReuters and corporations such as Lockheed Martin, Intel and Verizon.

We have over 280 clients that license our data products and services for use in existing intranet, extranet and other product applications. We also have over 11,500 individual users of I-Metrix Professional, EDGAR Pro and EDGAR Access. These subscribers represent a wide array of users in the financial services, accounting, legal, corporate and other markets.

COMPETITION

We are a provider of financial and business information via subscriptions as well as data licenses and solutions. As such, we compete with businesses that provide similar information and have greater resources and market penetration than we do. These other organizations have spent hundreds of millions of dollars in sales, marketing and technology to establish strong, competitive position that occupy end-users’ desktops and provide highly functional analysis tools. While we seek to work with these organizations, it is possible that they may use their resources to attempt to replicate the competitive advantages that we believe we have.

We believe that competition to provide business information, tools and solutions to the customer base we described above includes such companies as Reuters, Standard & Poor’s and FactSet. Competition for information focused on financial data includes S&P’s Capital IQ, Dun & Bradstreet, SNL and other smaller niche players. Other competitors include companies such as Hemscott and 10-K Wizard Technology, both recently acquired by Morningstar, and free portals such as MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

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

Timeliness. Our data products are created in real-time or near real-time. As a result, our clients benefit from access to company information as it is submitted to the SEC. Subscribers to our services also receive real-time alerts based on various criteria of importance to them. Similarly, our digital data feeds make available EDGAR documents and parsed data moments after they have been filed. We are able to generate highly detailed fundamental data from a company’s filing within as little as 15 minutes or a maximum of six trading hours. Immediate access to new information is imperative for those in the financial services market requiring real-time data for competitive decision-making.

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

INTELLECTUAL PROPERTY

On March 10, 2009, we renewed our EDGAR® trademark license agreement with the SEC. This agreement grants us a non-exclusive, non-assignable, royalty-free license to use the EDGAR® trademark as part of our name, other EDGAR-formative marks in connection with our products and services and as part of our ticker symbol. The agreement renews our original license agreement for an additional ten-year term. The license may be renewed upon mutual consent of the Company and the SEC. We also have over 390 unique registered domain names, including those representing our products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration for our I-Metrix, EDGAR Online, EDGAR Access, FREE EDGAR, EDGAR Explorer, EDGAR Analyst, 13FPRO and EDGAR News trademarks from the U.S. Patent and Trademark Office. We also have registered trademarks and/or servicemarks on other service offerings, and have active patent applications for I-Metrix and related processes and products.

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

Our systems are maintained on a 24 hour-a-day, 7 day-a-week basis by our own technicians. Our services are available to users 24 hours a day, 7 days a week. Customer service is available weekdays 9:00 a.m. to 5:00 p.m. (ET). Customer and support inquiries have the availability of our web sites, e-mail and telephone options for assistance.

EMPLOYEES

As of March 10, 2009, we employed 90 people. None of our employees is a member of a union. We believe that we have good relations with our employees.

CORPORATE HISTORY

We are a Delaware corporation formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com web site (“FreeEDGAR”), and in October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. (“FIS”). Our executive offices are located at 50 Washington Street, Norwalk, Connecticut 06854 and our telephone number is (203) 852-5666.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our web site at www.edgar-online.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on our web site is not incorporated into this Annual Report on Form 10-K.

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

In addition, we have made available on our web site under the heading “Investor Relations” our Code of Ethics and Code of Conduct. We intend to make available on our web site any future amendments or waivers to our Code of Ethics and Code of Conduct within four business days after any such amendments or waivers.

ITEM 1A. RISK FACTORS.

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

We have never operated at a profit and we anticipate incurring a loss in 2009, and may incur additional losses in 2010. At December 31, 2008, we had an accumulated deficit of $67.8 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2008, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship could be terminated and we may not be able to obtain additional financing.

On April 5, 2007, we entered into a financing agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. The Financing Agreement was amended effective September 30, 2007, December 31, 2007 and December 31, 2008 to adjust these covenants. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% in the case of the term loan and 2% on borrowings under the revolving credit facility over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%). Our obligations under the term loan are evidenced by a secured term note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. We currently anticipate that our available cash resources, including the term loan, combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we borrowed $2.5 million under this agreement, we may need to draw down on the $2.5 million revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that Rosenthal will agree to amend the

Financing Agreement or that the Company will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Our business has been adversely affected by the global market crisis and economic recession.

We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general, such as the downturns that have occurred in 2007 and 2008 which may continue to occur or worsen. Many of our customers, particularly financial services companies, have been particularly affected by the economic conditions. Decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in slower growth of new customers and an increase in the cancellation of existing customers. In addition, we are experiencing a slowing in our cash collections due to the downturn in the financial services industry and the economy in general. Any further downturn in the market or in general economic conditions could adversely affect our business, operating results and cash flows.

NASDAQ accounts for a significant portion of our total revenues but we expect this percentage to decline in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with NASDAQ. Sales to NASDAQ accounted for 7%, 8% and 10% of our total revenue during the years ended December 31, 2006, 2007 and 2008, respectively. However, we expect revenue from NASDAQ in 2009 to decline compared to prior years. We will need to expand our business relationship into new product areas in order to maintain our current level of business with NASDAQ. The complete loss of a significant customer such as NASDAQ or the loss of a substantial portion of the business would have a material adverse effect on our revenues.

We expect to derive a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons Company.

We expect a significant portion of our future revenues to be attributable to our partnership with R.R. Donnelley & Sons in which we jointly offer public companies a compliance solution for financial reporting in XBRL. Although our agreement is for an initial term of three years, if we and R.R. Donnelley & Sons cannot agree on annual and other fees each year, the agreement may not continue as we originally anticipated. In addition, our costs relating to the joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the partnership not as profitable as we expected. Also any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss of a significant relationship like we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, or if the partnership is not as long or lucrative as we expected, it could have a material adverse effect on our financial results.

Some of our revenue is non-recurring. If we cannot replace these non-recurring revenue items every quarter, we may experience a decline in revenue.

As we engage in more large partnerships and data solutions work we are likely to generate revenue from customization fees and revenue from billing arrangements that are based on time and materials, service level agreements or data delivery in the initial phase of the relationship. These arrangements are often one-time events where we must do work to create or customize a data solution for a customer. These arrangements can have lower margins than our traditional revenue sources. Our strategy is to enter into these arrangements only if we can leverage some of our existing intellectual property to be efficient in the process and if we believe that we can create a relationship or product that generates additional annual licensing, subscription or advertising revenue that could exceed the upfront lower margin work. On a quarterly basis, we may generate some large non-recurring fees. Because our quarterly revenue base is still fairly small, this could create short-term variability in our quarterly revenues that may not be repeated in subsequent quarters or years. These short-term variations in revenue may be viewed negatively by the market.

If we cannot generate new customers, we may not achieve profitability.

To increase our revenues and achieve profitability, we must increase our customer base significantly. We expect to generate leads for new XBRL clients, and gain more XBRL exposure, through our service agreement with R.R. Donnelley & Sons. We expect to generate leads for new users to our subscription and data services from our web sites and strategic partners and through our content distribution relationships from such web sites as Yahoo! Finance, NASDAQ.com and Google Finance. These leads must be converted into work orders, subscriptions or data agreements for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability. In addition, if we cannot maintain our strategic relationships with our key partners, we may not generate the business opportunities we need to achieve profitability.

The adoption of XBRL as a reporting standard occurred later than we had expected and the delay in the SEC mandate may give our competitors a greater opportunity to enter the market with limited barriers to entry.

We believe our future growth depends, in part, on our maintaining our leadership position in the XBRL conversion and data market. We believe that I-Metrix products designed for analyzing documents that have been formatted in XBRL and for use with Microsoft Excel and web-based systems, as well as our ongoing partnership with R.R. Donnelley & Sons for XBRL conversion services, makes us one of the leaders in the XBRL reporting and distribution market. However, since the SEC, in its final adoption of XBRL as a regulatory standard, delayed the implementation of the mandate for U.S. filers from what we originally expected, our competitors have time to advance their research and development efforts and come to market with new products and services. As a result, our business and prospects could be materially affected over the course of 2009 and beyond. In addition, our revenue growth could slow down and our costs may go up if we need to create new and tailor existing products to remain a dominant presence in the industry.

The adoption of XBRL may potentially commoditize large parts of our business.

The XBRL mandate could commoditize some of our key revenue sources. As data comes out in native format from more companies, there is the potential that our customers may find less of a need for our XBRL dataset, analysis tools or solutions products. There will likely also be more competitors entering the market as the cost of collection is reduced. Any of these market forces could reduce our revenues, inhibit our growth, or increase our costs as we have to build or acquire additional innovations.

International Financial Reporting Standards (IFRS) may be adopted more quickly than we had expected which could increase our costs or devalue our filings solution.

The current governing accounting standard in the U.S. is U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Many other countries have adopted International Financial Reporting Standards (“IFRS”) as their accounting standards. The SEC is currently considering a timeline for the implementation of IFRS. A rapid adoption of IFRS for filing at the SEC for both U.S. and ADR filing companies has the potential to add costs to our business as we would have to manage multiple data sets. In addition, such an adoption could devalue our filings solution which is currently based on U.S. GAAP XBRL taxonomies. As a result, our business and prospects could be materially affected by the adoption of IFRS.

We rely on distribution agreements and any failure to obtain or maintain such distribution relationships on reasonable terms, or failure to achieve revenue targets, could impair our ability to fully execute our business plan.

We derive a portion of our business from sales of our products and services through distribution channels with strategic resellers. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors may not renew their distribution agreements with us. Further, some of our distributors may not achieve revenue targets outlined in our agreements. Also, in the future, existing and potential distributors may not offer distribution of our products and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, or such distributors fail to achieve certain revenue targets, we may not be able to fully execute our business plan. Our distribution channel program may result in exclusive or larger distributor relationships, which may increase our dependence on a smaller number of distributors licensing a larger amount of our services. Our distributors also sell our competitors’ services, and if they favor our competitors’ services for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

Some partnership or redistributor relationships could be terminated or underperform, leading to a significant decline in our revenue.

We negotiate numerous relationships where we sell our data, solutions, subscriptions, and advertising/ecommerce offerings through partnerships or redistributors. We also negotiate partnerships where our offerings are integrated directly into another organizations’ product or service. These arrangements are efficient for us and the partner or redistributor. As we grow sales together, we both grow in dependency on one another. As the market continues to change, it is important that we do a good job evolving our products and services to meet the needs of our customers, partners and redistributors and that our partners/redistributors do a good job in selling and evolving their products. There is a risk that our partners or redistributors find another partner that has a higher value proposition to meet their market need and that they terminate or reduce our relationship. There is a risk that our partners or redistributors do not keep their own products and services competitive and the value of the partnership underperforms. In all of these cases there is a risk that our revenue stream could be reduced because of the decisions or performance of these third parties. While we attempt to negotiate contracts that require and incent the performance of our partners, there is a risk that our revenues could experience declines because of actions of these third parties that are not in our direct control.

The industry in which we operate is highly competitive and has low barriers to entry. Increased competition would make profitability even more difficult to achieve.

We compete with many providers of business and financial information in our subscription and data business including S&P’s Capital IQ, Dun & Bradstreet, ThomsonReuters, Standard & Poor’s, FactSet, 10-K Wizard (recently acquired by Morningstar, Inc.), MSN Money and Yahoo! Finance. We also compete with XBRL software, services and data providers such as Rivet Software, Inc., Hitachi, UB Matrix, Clarity Systems and others. Our industry, in general, is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, market penetration, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. As an example, any of the data providers we have listed could claim to have an XBRL data set simply by putting the veneer of XBRL tags on their existing data set. This will likely cause confusion in the market place and could de-value our data set. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. We must also respond with sales and marketing campaigns that educate customers in our benefits. The cost to modify our products, services or infrastructure and to effectively market in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

Future enhancements to the SEC’s EDGAR system may erode demand for our services and our revenues may suffer as a result.

Our future success will depend on our ability to continue to provide value-added services that distinguish our products from the type of information available from the SEC on its web site. The SEC has announced plans to replace the EDGAR system with a new XBRL enabled platform called IDEA. We do not know how much functionality or data this new platform will deliver free to the marketplace or how the SEC will enhance its other free offerings available on SEC.gov. The SEC currently provides free access on its web site to raw EDGAR filings on a real-time basis. If the SEC were to make other changes to its web site such as providing value-added services comparable to those provided by us, our results of operations and financial condition could be materially and adversely affected. Additionally, if the SEC were to enhance or upgrade services available on its web site or the EDGAR filing system, we would need to tailor our products and services to be compatible with these new architectures or technologies, which would increase costs. If we are unable to do this, there may be a material reduction in demand for our products and services and our revenues may suffer as a result.

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

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Philip D. Moyer, our Chief Executive Officer and President, John C. Ferrara, our Chief Financial Officer, Stefan Chopin, our Chief Technology Officer and Sue Bratone Childs, EVP Marketing and Business Development, all of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel.

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

Although we have implemented in our products various security mechanisms, our business is vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. For instance, because a portion of our revenue is based on individuals using credit cards to purchase subscriptions over the Internet and a portion from advertisers who seek to encourage people to use the Internet to purchase goods or services, our business could be adversely affected by these break-ins or disruptions. Additionally, our operations depend on our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Moreover, our web sites and business solutions have, in the past, and may in the future, experience slower response times or complete outages for a variety of reasons, including hardware and communication line capacity restraints, software failures or during significant increases in traffic when there have been important business or financial news stories and during the seasonal periods of peak SEC filing activity. These strains on our system could cause customer dissatisfaction and could discourage visitors from becoming paying subscribers. We do not currently have complete redundancy in our systems. However, we do have availability and recovery procedures in place. These procedures help us recover after minor or major failures but, in the event of a catastrophic event, we may not be able to fully recover in a commercially reasonable time. As we continue to expand our products, services and partnerships, we are adding additional redundancy to our environment which can add increased costs. Although we have redundant feeds to our facilities, we also depend on the Level I EDGAR feed we purchase in order to provide SEC filings on a real-time basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. These types of occurrences could cause users to perceive our web sites and technology solutions as not functioning properly and cause them to use other methods or services of our competitors. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance and could damage our reputation and discourage new and existing users from using our products and services. Any disruptions could increase costs and make profitability even more difficult to achieve.

If we fail to secure or protect our proprietary rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our costs.

Our trademarks and other proprietary rights, principally our proprietary database technology and our XBRL conversion formulas, are essential to our success and our competitive position. We seek to protect our trademarks and other proprietary rights by entering into confidentiality agreements with our employees, consultants and content distribution partners, and attempting to control access to and distribution of our proprietary information. In addition, we are in the process of securing patents in the area of display and manipulation of XBRL. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We have relied on a combination of copyright, trade secret and trademark laws in the past; however these efforts may not adequately protect our proprietary or international property rights.

Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our proprietary information. In addition, our XBRL patents may not be accepted and granted by the Patent and Trademark Office. If our patents are granted, we may decide to undertake litigation to defend our position, which could be costly and possibly unsuccessful. The precautions we take may not prevent misappropriation of our proprietary rights and technology. In addition, some of our proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. Additionally, third parties could claim that our database technology or our electronic document delivery infringes their proprietary rights. Claims of this sort and any resultant litigation, should it occur, could result in us being liable for damages and could result in our proprietary rights being invalidated. Even if we prevail, litigation could be time-consuming and expensive, and could divert the time and attention of management, any of which could materially adversely affect our business, results of operations and financial condition. Any claims or litigation could also result in limitations on our ability to use our trademarks and other intellectual property unless we enter into license or royalty agreements, which agreements may not be available on commercially reasonable terms, if at all.

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

In addition, there are a number of patents that are pending and granted in SEC filing management, XBRL and automated data collection, including our own. To date we have not been contacted about infringement and are unaware of any infringement that we have of any of these granted or pending patents. However, as the markets for filings, XBRL and data collection continue to mature we may be subject to litigation by aggressive patent holders that may believe we infringe. This may result in costly litigation in defense of our positions.

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

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. A sales tax audit by New York State was settled in February 2008 and we began charging and remitting sales tax going forward. There is no guarantee that we will not be subject to additional tax audits by New York State, other states, local municipalities or the federal government. There is inherent uncertainty in the audit process. If necessary, we will record our best estimate of probable liabilities that may exist. We have no reason to believe that such audit would result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond amounts that are probable and estimable.

We could face liability and other costs relating to our storage and use of personal information about our users.

Users provide us with personal information, including credit card information, which we do not share without the user’s consent. Despite this policy of obtaining consent, however, if third persons were able to penetrate our network security or otherwise misappropriate our users’ personal or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. Privacy legislation adopted in several states may further increase this type of liability. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

The price of our common stock has been volatile.

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 10, 2009, the highest closing sales price of our common stock was $2.67 and the lowest closing sales price of our common stock was $0.70. On July 1, 2008, we received a deficiency notice from The NASDAQ Stock Market because our stock did not meet the minimum market value listing requirements. We transferred our common stock from listing on The NASDAQ Global Market to The NASDAQ Capital Market on August 8, 2008. We cannot be certain that we will be able to maintain the listing requirements on The NASDAQ Capital Market in the future. In addition, over the past years, and especially in the current economic crisis, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price and listing status of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

ITEM 3. LEGAL PROCEEDINGS.

We expect to be a party, from time to time, to certain routine legal proceedings arising in the ordinary course of our business. Although we are not currently involved in any pending or threatening legal proceedings, we cannot accurately predict the outcome of any such proceedings if they arise in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to security holders through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

On March 10, 2009, the closing sales price of our common stock on the NASDAQ Capital Market was $0.82.

Our common stock is traded on the NASDAQ Capital Market under the symbol EDGR. Prior to August 8, 2008, our common stock was traded on the NASDAQ Global Market. The following table sets forth the high and low closing sales prices of our common stock as quoted by the NASDAQ Markets:

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$3.60	$2.72
Second Quarter	$3.15	$2.55
Third Quarter	$3.15	$2.34
Fourth Quarter	$3.40	$2.60
Fiscal Year Ended December 31, 2008
First Quarter	$3.19	$2.34
Second Quarter	$2.66	$1.76
Third Quarter	$2.39	$1.35
Fourth Quarter	$2.31	$0.70

Holders

As of March 10, 2009, there were approximately 72 holders of record of our common stock.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on EDGAR Online, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of two companies that includes: FactSet Research Systems and TheStreet.com. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2003 to December 31, 2008.

*	$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
Fiscal	year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08

EDGAR Online, Inc.	100.00	91.62	108.98	209.58	203.59	74.85
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Peer Group	100.00	150.14	164.97	225.68	238.95	169.74

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2008 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2004	2005	2006 (1)	2007 (1)	2008 (1)
	(in thousands, except share and per share information)
Statement of Operations Data:
Subscriptions	$6,919	$8,276	$9,364	$8,857	$8,455
Data and solutions	4,575	5,204	6,510	8,238	10,464
Technical services	823	376	—	—	—
Advertising and e-commerce	568	379	372	813	544

Total revenues	12,885	14,235	16,246	17,908	19,463
Cost of revenues	1,898	2,079	2,464	3,019	3,140

Gross profit	10,987	12,156	13,782	14,889	16,323
Operating expenses:
Selling, general and administrative and development	12,167	15,950	18,009	18,257	16,616
Severance costs (2)	—	—	—	2,011	40
Amortization and depreciation	2,226	1,932	1,843	1,753	1,870

Loss from operations	(3,406)	(5,726)	(6,070)	(7,132)	(2,203)
Interest income (expense) and other, net	1,240	148	144	(231)	(456)

Net loss	$(2,166)	$(5,578)	$(5,926)	$(7,363)	$(2,659)

Net loss per share—basic and diluted	$(0.11)	$(0.23)	$(0.23)	$(0.28)	$(0.10)

Weighted average shares outstanding—basic and diluted (3)	20,254	23,958	25,484	26,023	26,387

	December 31,
	2004	2005	2006	2007	2008
Balance Sheet Data:
Cash and cash equivalents	$2,678	$5,334	$2,865	$3,568	$2,062
Investments	$2,000	$—	$205	$210	$220
Working capital (deficit)	$2,709	$2,155	$81	$(853)	$(1,978)
Total assets	$18,606	$19,255	$15,872	$15,621	$13,006
Long-term debt, including current portion	$—	$—	$—	$2,406	$2,323
Stockholders’ equity	$14,413	$13,366	$9,930	$5,040	$3,704

(1)	We adopted Statement of Financial Accounting Standard No. 123(R) (SFAS 123R) effective January 1, 2006. 2006 results include stock-based compensation expense of $38 in cost of revenues and $990 in selling, general and administrative and development expenses which was not required to be recognized in prior years. 2007 results include stock-based compensation expense of $41 in cost of revenues and $1,553 in selling, general and administrative and development expenses. 2008 results include stock-based compensation expense of $49 in cost of revenues and $1,158 in selling, general and administrative and development expenses.
(2)	In 2007, we accrued $631 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984 related to our former CEO and workforce reductions and $396 related to our former CFO and COO.

(3)	Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and unvested restricted stock grants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 6,994,742, 3,372,514, 3,066,269, 3,343,973 and 3,732,772 for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands).

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

OVERVIEW

We create and distribute fundamental financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. We produce highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. We are considered a pioneer and leader in the rapidly emerging financial reporting standard—XBRL. We launched our EDGAR Online web site and began selling our subscription services and establishing contractual relationships with business and financial information web sites to supply EDGAR content in January 1996. Our primary focus was generating sales leads and building brand recognition.

We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com web site (“FreeEDGAR”), for $9,900. The purchase price consisted of the issuance of common stock, stock options and warrants, the assumption of liabilities and acquisition related expenses. In October 2000, we acquired all the outstanding equity of FIS for approximately $28,100. The purchase price included the issuance of common stock, a cash payment, issuance of notes and acquisition related expenses.

We are continuing to focus on growing our subscriptions and data products and solutions and expect to generate positive cash flow from operations by offering the following:

Subscription Services. Our end-user subscription services include I-Metrix and I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix delivers a web only service while I-Metrix Professional allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data via the web and a Microsoft Excel add-in. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Revenue from subscription services is recognized ratably over the subscription period, which is typically twelve months.

Data and Solutions. We produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and other data providers. Both our data products and solutions consist of digital data feeds transmitted through various formats including hosted web pages, multiple application programming interfaces, and other response mechanisms. Our data products include, but are not limited to, full access to SEC filings in multiple formats, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. In addition, R.R. Donnelley & Sons leverages one of our data solutions to provide its customers with a mechanism for converting their statements into XBRL for filing with the SEC. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses. Our data solutions sometimes involve some upfront customization fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided. Upfront customization fees are recorded systematically over the expected customer relationship period.

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

	Year Ended December 31,
	2006	2007	2008
Total revenues	100%	100%	100%
Cost of revenues	15	17	16

Gross profit	85	83	84
Operating expenses:
Sales and marketing	32	27	23
Product development	23	21	21
General and administrative	56	54	42
Severance costs	—	11	—
Amortization and depreciation	11	10	10

Loss from operations	(37)	(40)	(12)
Interest and other, net	1	(1)	(2)

Net loss	(36)%	(41)%	(14)%

COMPARISON OF THE YEARS 2006, 2007 and 2008

REVENUES

Total revenues for the year ended December 31, 2008 increased 9% to $19,463, from $17,908 for the year ended December 31, 2007. The net increase in revenues was primarily attributable to a $2,226, or 27%, increase in data licenses which was partially offset by a $402, or 5%, decrease in subscriptions and a $269, or 33%, decrease in advertising and e-commerce revenues.

Total revenues for the year ended December 31, 2007 increased 10% to $17,908, from $16,246 for the year ended December 31, 2006. The net increase in revenues was primarily attributable to a $1,728, or 27%, increase in data licenses and $441, or 119%, increase in advertising and e-commerce revenues which were partially offset by a $507, or 5%, decrease in subscriptions.

Subscriptions

	Year Ended December 31,
	2006	2007	2008
Revenues	$9,364	$8,857	$8,455
Percentage of total revenue	58%	49%	43%
Number of subscribers	17,700	12,500	11,700

The decline in subscribers from 2006 to 2008 was primarily due to significant systems and controls upgrades in 2007 that more accurately reflected our active subscriber base and purged many inactive users from our user counts.

The net decrease in subscription revenues for the year ended December 31, 2008 from the year ended December 31, 2007 was due to a decrease across all of our subscription products. Our subscriptions business has been impacted by unprecedented reductions in the financial services community in 2008. While we did add new subscribers to all of our subscription products, cancellations exceeded these new sales.

The net decrease in subscription revenues for the year ended December 31, 2007 from the year ended December 31, 2006 was due to a decrease in sales to EDGAR Access, our retail service, which was partially offset by increases in the sales of our premium products, EDGAR Pro and I-Metrix Professional.

Data and Solutions

	Year Ended December 31,
	2006	2007	2008
Revenues	$6,510	$8,238	$10,464
Percentage of total revenue	40%	46%	54%
Number of contracts	242	266	283

Data licenses have increased in 2007 and 2008 due to the increase in the overall number of contracts as well as a substantial increase in filings revenues in 2008. The increase in filings revenue was related to new SEC rules that require certain companies to file in XBRL beginning in 2009. In 2008, we recognized revenue from upfront fees and per-filing fees as many companies began to prepare their documents in XBRL in anticipation of these rules. In addition, we added several data solution sales in 2007 and 2008.

Advertising and E-Commerce

	Year Ended December 31,
	2006	2007	2008
Revenues	$372	$813	$544
Percentage of total revenue	2%	5%	3%

The decrease in revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily due to a decrease in e-commerce revenues from list sales. The increase in revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to an increase in both advertising and e-commerce revenues. The increase in advertising revenues in 2007 was due to the addition of a barter contract, as well as additional advertising partners. The increase in e-commerce revenues in 2007 was due to increased list sales.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Also, for each period, barter advertising expense is recorded equal to the barter advertising revenue for that period.

Total cost of revenues for the year ended December 31, 2008 increased $121, or 4%, to $3,140, from $3,019 for the year ended December 31, 2007. The increase in cost of revenues was primarily attributable to a $370 increase in payroll and related expenditures which was partially offset by a $184 decrease in commissions related to e-commerce revenues and a $66 decrease in data costs.

Total cost of revenues for the year ended December 31, 2007 increased $555, or 23%, to $3,019, from $2,464 for the year ended December 31, 2006. The increase in cost of revenues was primarily attributable to a $247 increase in data costs, a $75 increase in commissions related to e-commerce revenues and a $49 increase in payroll costs as well as the addition of $139 of barter expense in 2007.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2008 decreased $379, or 8%, to $4,545, from $4,924 for the year ended December 31, 2007, primarily due to a $275 decrease in payroll and related expenditures and $86 decrease in stock-based compensation expense. Sales and marketing expenses for the year ended December 31, 2007 decreased $256, or 5%, to $4,924, from $5,180 for the year ended December 31, 2006, primarily due to a $274 decrease in payroll expenditures and $87 decrease in travel and entertainment expenses partially offset by a $139 increase in stock-based compensation expense.

Development. Development expenses for the year ended December 31, 2008 increased $184, or 5%, to $3,894, from $3,710 for the year ended December 31, 2007, primarily due to a $198 increase in outside development expenses related to our I-Metrix products. Increases in payroll related expenditures were offset by the capitalization of certain of those costs. Development expenses for the year ended December 31, 2007 decreased $99, or 3%, to $3,710, from $3,809 for the year ended December 31, 2006, primarily due to a $277 decrease in outside development expenses related to our I-Metrix products partially offset by a $142 increase in payroll costs and a $36 increase in stock-based compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2008 decreased $1,446, or 15%, to $8,177, from $9,623 for the year ended December 31, 2007. The net decrease was primarily due to a $411 decrease in payroll related expenditures and a $364 decrease in stock-based compensation expense. In addition, 2007 expenses included a one-time accrual of $620 related to the settlement of a sales tax audit. General and administrative expenses for the year ended December 31, 2007 increased $603, or 7%, to $9,623, from $9,020 for the year ended December 31, 2006. The net increase was primarily due to a $389 increase in stock-based compensation expense as well as the settlement of a sales tax audit of $620, which were partially offset by a $104 decrease in rent, a $95 decrease in communications, a $95 decrease in tax expenses and $56 decrease in insurance expenses.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2008 increased $117, or 7%, to $1,870 from $1,753 from the year ended December 31, 2007 as a result of increased capital expenditures. Depreciation and amortization for the year ended December 31, 2007 decreased $90, or 5%, to $1,753 from $1,843 for the year ended December 31, 2006 due to several fixed assets becoming fully depreciated.

Severance Costs. In 2007, we accrued $631 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984 related to our former CEO and workforce reductions and $396 related to our former CFO and COO. As part of the employment and/or severance agreements, all options held by these executives vested immediately. As a result, non-cash compensation and additional paid-in capital were increased by $465 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

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

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(UNAUDITED)
Revenue Sources:
Subscriptions	$2,143	$2,209	$2,260	$2,245	$2,147	$2,180	$2,088	$2,040
Data licenses	1,757	1,956	2,226	2,299	2,704	2,553	2,513	2,694
Advertising and e-commerce	202	192	191	228	140	188	100	116

Total	$4,102	$4,357	$4,677	$4,772	$4,991	$4,921	$4,701	$4,850

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $230 for the year ended December 31, 2008, an improvement from net cash used in operating activities of $1,276 for the year ended December 31, 2007. This was primarily due to continued increases in revenues and reduced operating expenses through continued cost control measures in the year ended December 31, 2008.

Net cash used in investing activities was $1,268 for the year ended December 31, 2008 and included $511 related to capital expenditures and $747 in capitalized product development costs. The capital expenditures were primarily for computers and equipment to support our expansion and increased infrastructure. The capitalized product development costs primarily related to the continued development of our XBRL processing platform. We expect capitalized product development costs to increase in future years as we continue the development of our XBRL processing platform. Net cash used in investing activities for the year ended December 31, 2007 was $572 and related primarily to capital expenditures.

Net cash used in financing activities of $9 for the year ended December 31, 2008 consisted of the repayment of $125 of notes payable, as described below, which was partially offset by proceeds from the exercises of stock options of $116. Net cash provided by financing activities for the year ended December 31, 2007 was $2,551 and consisted of $2,500 of proceeds from notes payable and $289 proceeds from the exercise of stock options and warrants which were partially offset by $238 of deferred financing costs.

On April 5, 2007, we entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to us and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. On March 13, 2009, the ratios and covenants were further amended effective as of December 31, 2008. In addition, the maturity date was amended to March 30, 2011 and the renewal date was amended to March 31, 2011. We were in compliance with these ratios and covenants, as amended, at December 31, 2008 and we believe that we will be in compliance throughout 2009. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The Warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At December 31, 2008, we had cash and cash equivalents on hand of $2,062. We have no off-balance sheet arrangements at December 31, 2008. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private debt or equity financings, strategic relationships or other arrangements. We may also consider such financings prior to such time if conditions suggest engaging in such a financing would be advantageous to us. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Our future contractual obligations at December 31, 2008 were as follows:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years
Long-term debt, including interest	$2,733	$623	$2,110	$—	$—
Operating lease obligations	4,933	967	1,924	1,200	842
Severance agreements	471	340	131	—	—

Total	$8,137	$1,930	$4,165	$1,200	$842

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

We derive revenues from three primary sources: subscriptions to our web services, data licenses and solutions and advertising and other e-commerce based revenues. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data licenses is recognized over the term of the contract. Our data solutions sometimes involve some upfront one-time customization fees, along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recorded systematically over the expected customer relationship period. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided. Advertising and e-commerce revenue is recognized as the services are provided. Revenue is recognized provided acceptance and delivery, if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues. Revenue is recognized net of any related state sales taxes charged and sales taxes payable are included in accrued expenses.

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectability of accounts receivable, the estimated useful lives and fair values of intangible assets and the estimated fair value of goodwill. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product, or customer class inability to make payments, additional allowances will be required. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our evaluation is based primarily on market capitalization as we have only one reporting unit. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

We recognize compensation expense for all employee and director stock-based compensation awards based on estimated grant date fair values. We estimate the fair value using the Black-Scholes valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. We recognize the expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Upon adopting SFAS 123(R), we estimated expected forfeitures over the life of each individual award and included the impact of these expected forfeitures in stock-based compensation expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”). FSP 157-2 delays the effective date of FAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not expect the adoption to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised 2007)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS 141 (revised 2007) will have on our consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions, if any, completed after the effective date as well as the accounting for income taxes on prior acquisitions.

SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of SFAS 160 are to be applied retrospectively, and SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption to have a material effect on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Fluctuations

We generally invest in short-term, low risk instruments. We believe that any change in interest rates would not have a material effect on our financial statements.

We experience changes in interest expense when market interest rates change as interest on our debt is calculated as 2.5% over the published JPMorgan Chase prime rate, with a minimum prime rate of 6%. We believe that any change in interest rates would not have a material effect on our financial statements.

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

ITEM 9A. (T) CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation of the Effectiveness of Internal Control

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Portions of the disclosure required under this Item 10 are incorporated by reference from our proxy statement for our 2009 annual meeting of stockholders, to be filed no later than April 30, 2009.

Executive Officers

Our current executive officers and directors and their respective ages as of March 10, 2009 are as follows:

Name	Age	Position
Philip D. Moyer	43	President, Chief Executive Officer and Director
John C. Ferrara	57	Chief Financial Officer
Stefan Chopin	50	Chief Technology Officer
Sue Bratone Childs	41	Executive Vice President, Marketing and Business Development

Philip D. Moyer joined us as President in April of 2007 and has served as our CEO since July 2007. Prior to working for EDGAR Online, Mr. Moyer was in small capital, early stage private equity and venture capital with Cassini Capital and as an Entrepreneur in Residence at Safeguard Scientifics. In his role with Cassini Capital, he was a co-owner of Cassiopae, an asset backed security servicing software provider. From 1991 to 2005, Mr. Moyer was at Microsoft managing teams in sales, consulting, support, partner channels and technology. His most recent roles at Microsoft were General Manager of the Professional Services Industry (Accounting, Legal, Outsourcing, and Human Resources customers), General Manager of Global Customers, and General Manager of the East Region Enterprise Services Organization (Consulting, Support, Partners, & Technology Specialists). Prior to joining Microsoft, he was a co-founder of Orion Systems Group, a software company which was subsequently sold to Sungard. He started his career at GE Aerospace. Mr. Moyer holds a B.S in Computer Science from the University of Pittsburgh and is on the advisory Board of Safeguard Scientifics and on the Board of XBRL.US.

John C. Ferrara joined us as Chief Financial Officer in March 2008. Prior to that, Mr. Ferrara served as Interim CFO and Consultant to GAMCO Investors, Inc., a publicly traded investment management company from May 2006 to December 2007. In addition, Mr. Ferrara was President of The LGL Group, Inc., a public-traded holding company, from early 2004 to December 2006 and has held Chief Financial Officer positions at Space Holding Corporation, Golden Books Family Entertainment and Renaissance Communications

Corporation. Since 1999, Mr. Ferrara has served on the Boards of Directors and Audit and Compensation Committees of several public companies, including GAMCO Investors and Lynch Interactive. Mr. Ferrara is currently serving on the Board of Directors of Response Genetics, Inc. (NASDAQ:RGDX) and Voice of an Angel, Inc, a non-profit organization. Mr. Ferrara holds a B.S. in Accounting from the University of Maryland as well as an M.B.A. in Finance from Columbia University.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders, to be filed no later than April 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders, to be filed no later than April 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders, to be filed no later than April 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference from our proxy statement for our 2009 annual meeting of shareholders, to be filed no later than April 30, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws dated July 31, 2007 (3)

3.4	Amendment to Amended and Restated Certificate of Incorporation (4)

3.5	Certificate of Designation of Preferences of Series A Preferred Stock of EDGAR Online, Inc. (5)

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (2)

4.2	Warrant to Purchase Common Stock (1)

4.3	Rights Agreement, dated as of March 29, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (5)

10.1	Form of Indemnity Agreement entered into between the Registrant and its Directors and senior management (6)

10.2	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (2)

10.3**	1996 Stock Option Plan (1)

10.4**	1999 Stock Option Plan (2)

10.5**	1999 Outside Directors Stock Option Plan (2)

10.6**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg (4)

10.7**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg (4)

10.8**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams (4)

10.9**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin (4)

10.10**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof (4)

10.11	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (4)

10.14**	2005 Stock Award and Incentive Plan (7)

10.15	Amendment to Office Building Lease Agreement dated June 27, 2005 by and between 122 East 42nd Street LLC and Registrant (8)

10.16	Lease Agreement, dated May 22, 2006, by and between Sono Equities LLC and 1122 Associates, LLC, and the Registrant (9)

10.17**	Employment Agreement dated as of April 9, 2007 between the Registrant and Philip D. Moyer (10)

Exhibit Number	Description

10.18**	Agreement and General Release between Morton Mackof and the Registrant dated May 21, 2007 (11)

10.19**	Amended and Restated Employment Agreement dated June 13, 2007 between the Registrant and Susan Strausberg (12)

10.20	Amendment to Financing Agreement dated July 25, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (12)

10.21**	Agreement and Release dated August 7, 2007 between the Registrant and Susan Strausberg (11)

10.22	Amendment to Financing Agreement dated October 30, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (3)

10.23**	Separation and Release Agreement dated January 4, 2008 between the Registrant and Greg Adams (11)

10.24	Amendment to Financing Agreement dated January 30, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant (11)

10.25**	Employment Agreement dated as of February 29, 2008 between the Registrant and John C. Ferrara (11)

10.26**	Employment Agreement dated as of March 13, 2008 between the Registrant and Stefan Chopin (11)

10.27	Financing Agreement dated as of April 5, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant. (13)

10.28	Amendment to Financing Agreement dated April 22, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant (6)

10.29**	Amendment #1 to 2005 Stock Award and Incentive Plan (14)

10.30	Services Agreement, dated as of September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (15)+

10.31**	First Amendment to Employment agreement, dated December 10, 2008, between Philip Mayer and the Registrant (16)

21.1	Subsidiaries of EDGAR Online, Inc. *

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

100.INS	XBRL Instance Document***

100.SCH	XBRL Taxonomy Extension Schema Document***

100.PRE	XBRL Taxonomy Presentation Linkbase Document***

100.LAB	XBRL Taxonomy Label Linkbase Document***

Exhibit Number	Description

100.CAL	XBRL Taxonomy Calculation Linkbase Document***

*	filed herewith
**	Compensatory plan or arrangement
***	Submitted electronically herewith
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 100 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2007 and December 31, 2008, (ii) Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2007 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008, (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), as filed with the Commission on March 30, 1999, and incorporated by reference herein.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999, and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005, and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated by reference herein.
(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 9, 2007, and incorporated by reference herein.

(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated by reference herein.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 10, 2008, and incorporated by reference herein.

(b) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-20 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2006	$372	959	(943)	$388
Year ended December 31, 2007	$388	668	(801)	$255
Year ended December 31, 2008	$255	570	(513)	$312

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

Signature	Title	Date

/S/ PHILIP D. MOYER Philip D. Moyer	President, Chief Executive Officer and Director	March 23, 2009

/S/ JOHN C. FERRARA John C. Ferrara	Chief Financial Officer	March 23, 2009

/S/ STEFAN CHOPIN Stefan Chopin	Chief Technology Officer	March 23, 2009

/S/ SUE BRATONE CHILDS Sue Bratone Childs	Executive Vice President, Marketing and Business Development	March 23, 2009

/S/ MARK MAGED Mark Maged	Chairman of the Board of Directors	March 23, 2009

/S/ ELISABETH DEMARSE Elisabeth DeMarse	Director	March 23, 2009

/S/ RICHARD L. FEINSTEIN Richard L. Feinstein	Director	March 23, 2009

/S/ MARK MAGED Mark Maged	Director	March 23, 2009

/S/ DOUGLAS K. MELLINGER Douglas K. Mellinger	Director	March 23, 2009

/S/ JOHN MUTCH John Mutch	Director	March 23, 2009

/S/ WILLIAM J. O’NEILL JR. William J. O’Neill Jr.	Director	March 23, 2009

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

/S/ BDO SEIDMAN, LLP
BDO Seidman, LLP
New York, New York
March 19, 2009

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	DECEMBER 31, 2007	DECEMBER 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,568	$2,062
Short-term investments	210	220
Accounts receivable, less allowance for doubtful accounts of $255 and $312, respectively	2,799	2,570
Other current assets	233	254

Total current assets	6,810	5,106
Property and equipment, net	1,192	1,826
Goodwill	2,189	2,189
Intangible assets, net	4,198	2,952
Other assets	1,232	933

Total assets	$15,621	$13,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245	$824
Accrued expenses	2,177	1,583
Deferred revenues	4,116	4,239
Current portion of long-term debt	125	438

Total current liabilities	7,663	7,084
Long-term debt	2,281	1,885
Other long-term liabilities	637	333

Total liabilities	10,581	9,302
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2007 and 2008, 27,378,804 shares issued and 26,260,861 shares outstanding at December 31, 2007 and 27,554,713 shares issued and 26,505,818 shares outstanding at December 31, 2008	274	276
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	71,902	73,092
Accumulated deficit	(65,177)	(67,836)
Treasury stock, at cost, 1,117,943 at December 31, 2007 and 1,048,895 at December 31, 2008	(1,959)	(1,828)

Total stockholders’ equity	5,040	3,704

Total liabilities and stockholders’ equity	$15,621	$13,006

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2006	2007	2008
Revenues:
Subscriptions	$9,364	$8,857	$8,455
Data and solutions	6,510	8,238	10,464
Advertising and e-commerce	372	813	544

	16,246	17,908	19,463
Cost of revenues	2,464	3,019	3,140

Gross profit	13,782	14,889	16,323

Operating expenses:
Sales and marketing	5,180	4,924	4,545
Product development	3,809	3,710	3,894
General and administrative	9,020	9,623	8,177
Restructuring and severance charges	—	2,011	40
Amortization and depreciation	1,843	1,753	1,870

	19,852	22,021	18,526

Loss from operations	(6,070)	(7,132)	(2,203)
Interest income	144	142	37
Interest expense	—	(373)	(493)

Net loss	$(5,926)	$(7,363)	$(2,659)

Net loss per share—basic	$(0.23)	$(0.28)	$(0.10)

Net loss per share—diluted	$(0.23)	$(0.28)	$(0.10)

Weighted average shares outstanding—basic	25,484	26,023	26,387

Weighted average shares outstanding—diluted	25,484	26,023	26,387

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2005	26,168,348	$262	1,169,950	$(1,881)	$66,873	$(51,888)	$13,366
Net loss	—	—	—	—	—	(5,926)	(5,926)
Exercise of stock options	821,238	8	—	—	1,607	—	1,615
Stock-based compensation	—	—	—	—	1,028	—	1,028
Options granted in connection with settlement of litigation	—	—	—	—	98	—	98
Purchase of treasury stock	—	—	60,854	(251)	—	—	(251)

Balance at December 31, 2006	26,989,586	270	1,230,804	(2,132)	69,606	(57,814)	9,930
Net loss	—	—	—	—	—	(7,363)	(7,363)
Exercise of stock options	378,718	4	—	—	285	—	289
Stock-based compensation	—	—	—	—	1,542	—	1,542
Equity based severance charges	—	—	—	—	465	—	465
Restricted stock issued	10,500	—	—	—	52	—	52
Treasury stock issued	—	—	(112,861)	173	(173)	—	—
Warrants issued in connection with long-term debt	—	—	—	—	125	—	125

Balance at December 31, 2007	27,378,804	274	1,117,943	(1,959)	71,902	(65,177)	5,040
Net loss	—	—	—	—	—	(2,659)	(2,659)
Exercise of stock options	86,742	1	—	—	115	—	116
Stock-based compensation	—	—	—	—	1,207	—	1,207
Restricted stock issued	89,167	1	—	—	(1)	—	—
Treasury stock issued	—	—	(69,048)	131	(131)	—	—

Balance at December 31, 2008	27,554,713	$276	1,048,895	$(1,828)	$73,092	$(67,836)	$3,704

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2006	2007	2008
Cash flow from operating activities:
Net loss	$(5,926)	$(7,363)	$(2,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized product costs	179	218	218
Amortization of intangible assets	1,246	1,246	1,246
Amortization of deferred financing costs and discount	—	91	121
Equity based severance charges	—	465	—
Depreciation	597	507	624
Stock-based compensation	1,028	1,594	1,207
Provision for losses on trade accounts receivable	959	668	570
Changes in assets and liabilities:
Accounts receivable	(1,213)	(917)	(341)
Accounts payable and accrued expenses	(288)	1,512	(1,015)
Other long-term payables	31	463	(304)
Deferred revenues	408	258	123
Other, net	36	(18)	(20)

Total adjustments	2,983	6,087	2,429

Net cash used in operating activities	(2,943)	(1,276)	(230)

Cash flow from investing activities:
Capital expenditures	(491)	(567)	(511)
Capitalized product development costs	(194)	—	(747)
Short-term investments	(205)	(5)	(10)

Net cash used in investing activities	(890)	(572)	(1,268)

Cash flow from financing activities:
Proceeds from notes payable	—	2,500	—
Payments of notes payable	—	—	(125)
Deferred financing costs	—	(238)	—
Proceeds from exercise of stock options and warrants	1,364	289	116

Net cash provided by (used in) financing activities	1,364	2,551	(9)

Net (decrease) increase in cash and cash equivalents	(2,469)	703	(1,507)
Cash and cash equivalents at beginning of year	5,334	2,865	3,568

Cash and cash equivalents at end of year	$2,865	$3,568	$2,062

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$176	$219
Supplemental disclosure of non-cash information:
Warrant issued in connection with long-term debt	$—	$125	$—
Options granted in connection with settlement of litigation	$98	$—	$—
Treasury stock acquired in lieu of option exercise proceeds	$251	$—	$—

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

We derive revenues from three primary sources: subscriptions to our web services, data and solutions and advertising and other e-commerce based revenues. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from data licenses is recognized over the term of the contract. Our data solutions sometimes involve some upfront one-time customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Advertising and e-commerce revenue is recognized as the services are provided.

Revenue is recognized provided acceptance and delivery, if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues. Revenue is recognized net of any related state sales taxes charged and sales taxes payable are included in accrued expenses.

(b) COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. These costs are applicable to all of the Company’s revenue sources. In addition, for each period, online barter advertising expense is recorded equal to the online barter advertising revenue for that period.

(c) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company’s web site by other Internet companies in exchange for the Company’s advertising placed on their web sites. Barter expenses reflect the expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company recognizes barter revenues only to the

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $0, $139 and $144 in the years ended December 31, 2006, 2007, and 2008, respectively.

(d) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $634 and $416 at December 31, 2007 and 2008, respectively. Related amortization expense, included in cost of revenues, totaled $179, $218 and $218 in the years ended December 31, 2006, 2007 and 2008, respectively.

The Company capitalizes internal-use software development costs in accordance with Statement of Position (“SOP”) No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $0 and $725 at December 31, 2007 and December 31, 2008, respectively. Related amortization expense totaled $0, $0 and $22 in the years ended December 31, 2006, 2007 and 2008, respectively.

(e) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments, such as money market accounts or CD’s with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short-term investments. Short-term investments at December 31, 2007 include a CD for $210 which accrued interest at 4.5% and matured in May 2008. Short-term investments at December 31, 2008 include a CD for $220 which accrues interest at 2% and matures in May 2009.

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

(i) GOODWILL

Goodwill is not amortized, but is subject to annual impairment tests. The Company estimates fair value of its reporting unit and compares the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. Our evaluation is based primarily on market capitalization as we have only one reporting unit.

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. (“FIS”) in October 2000. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2008.

(j) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $333, $142 and $275 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and 2008 and reached the same conclusion. The Company does not currently expect any significant changes to unrecognized tax benefits during the fiscal year ended December 31, 2009. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2007 and 2008, the Company had no accrued interest or penalties.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(l) STOCK-BASED COMPENSATION

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

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, SFAS 123(R) requires the estimated forfeiture rate be applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. Upon adopting SFAS 123(R), the Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures of $167, $182, and $230 in stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008 was as follows:

	2006	2007	2008
Cost of revenues	$38	$41	$49
Sales and marketing	286	424	338
Development	61	98	150
General and administrative	643	1,031	670

Total expense	$1,028	$1,594	$1,207

Expense per share	$(0.04)	$(0.06)	$(0.05)

The estimated per share weighted average grant-date fair values of stock options granted during the years ended December 31, 2006, 2007 and 2008 were $2.01, $2.35 and $1.51 respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2006	2007	2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected average volatility	101%	86%	76%
Risk-free interest rate	4.70-5.13%	3.47-4.94%	2.54-3.86%
Expected life in years	6	6	6

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

•

Expected life—calculated using the “simplified method” in accordance with SAB 107 for 2006 and 2007 and calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience in 2008.

(m) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2007 or 2008.

NASDAQ comprised 7%, 8% and 10% of the Company’s total revenue during 2006, 2007 and 2008, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2006, 2007 or 2008. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2007 and 2008, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 3,066,269, 3,343,973 and 3,732,772 for the years ended December 31, 2006, 2007 and 2008, respectively.

(o) BUSINESS SEGMENTS

The Company has determined that it does not have any separately reportable business segments as management does not manage its operations by the different product and service offerings, but instead views the Company as one operating segment when making business decisions, with one operating decision making group.

(p) COMPREHENSIVE LOSS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141 (revised 2007)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. SFAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. The impact that SFAS 141 (revised 2007) will have on the Company’s consolidated financial statements when effective will depend upon the nature, terms and size of the acquisitions, if any, completed after the effective date as well as the accounting for income taxes on prior acquisitions.

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

(3) GOODWILL AND OTHER INTANGIBLES

There were no changes to the carrying amount of goodwill in the years ended December 31, 2007 and 2008. Other intangible assets consist of the following:

	December 31, 2007		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets:
Accumulated know-how	$9,460	$6,875	$9,460	$7,788
Customer based intangibles	4,496	2,883	4,496	3,216

	$13,956	$9,758	$13,956	$11,004

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets was $1,246 in each of the years ended December 31, 2006, 2007 and 2008. The annual amortization expense expected for each of the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is $1,246, $1,094, $334, $278 and $0, respectively.

(4) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2008 is summarized as follows:

	DECEMBER 31,		ESTIMATED USEFUL LIVES
	2007	2008
Equipment	$4,802	$5,291	3 - 5 years
Furniture and fixtures	511	516	7 years
Purchased software	715	727	3 years
Software development costs	718	1,465	3 years
Leasehold improvements	484	489	3 - 7 years

Subtotal	7,230	8,488
Less accumulated depreciation and amortization	(6,038)	(6,662)

Total	$1,192	$1,826

Depreciation and amortization expense for the years ended December 31, 2006, 2007 and 2008 was $545, $507 and $624, respectively. In addition, the Company disposed of assets with a net book value of $52, which has been reflected as depreciation, in the year ended December 31, 2006. There were no disposals in the years ended December 31, 2007 or 2008.

(5) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2007 and 2008:

	DECEMBER 31,
	2007	2008
Compensation and related benefits	$665	$860
Severance accrual (i)	732	340
Sales tax settlement accrual (ii)	620	—
Professional fees	106	318
Other	54	65

Total	$2,177	$1,583

(i)	See note 6 for further discussion of severance costs
(ii)	Amount represents a settlement with the State of New York to close a sales tax audit. This amount represents prior years’ sales tax liability as well as interest. The liability was paid in full in 2008.

(6) SEVERANCE COSTS

In 2007, the Company terminated the employment agreements of Morton Mackof, the Company’s former Executive Vice President, Sales, Marc Strausberg, former Chairman of the Board of Directors, and Susan Strausberg, former CEO and Chairman of the Board. In addition, the employment agreement between the

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Company and Greg D. Adams, former COO and CFO, was not renewed. Also during 2007, the Company effected a workforce reduction. As a result, the Company recorded $2,011 of severance costs in 2007. As part of the employment and/or severance agreements, all options held by these executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

At December 31, 2008, there were $340 of severance costs included in accrued expenses and $128 in other long-term payables.

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

The Financing Agreement, as amended on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth. On April 22, 2008, these amounts were amended effective as of December 31, 2007. On March 13, 2009, these amounts were amended effective as of December 31, 2008. The Company was in compliance with the amended terms at December 31, 2008.

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

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At December 31, 2008, $438 was classified as the current portion of long-term debt and $1,885 was classified long-term debt. There were $99 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of December 31, 2008. Interest expense under the Agreement, totaled $288 and $396 for the years ended December 31, 2007 and 2008, respectively, and included $91 and $121, respectively, of amortization of deferred financing costs and warrant discount.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(8) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2008, the Company has approximately $39,000 in federal net operating losses, which will expire between 2011 and 2028, and approximately $37,000 of state net operating loss carry forwards, which will expire between 2009 and 2026.

The Company allocated $17,363 of the purchase price of an earlier acquisition to identifiable intangible assets creating a book-tax difference for which a corresponding deferred tax liability of $6,945 was established at the acquisition date. In addition, at the date of acquisition, the Company had deferred tax assets of approximately $6,120 for which a valuation allowance of a like amount had been recorded. The establishment of the deferred tax liability eliminated the need for the valuation allowance on the Company’s net deferred tax assets and resulted in a purchase accounting adjustment to reduce the Company’s valuation allowance. As of December 31, 2008, the net carrying amount of the intangible asset was $2,952. The federal and state deferred tax provision includes a tax benefit of approximately $498 in each of the years ended December 31, 2006, 2007 and 2008 which represents the decrease in the deferred tax liability as a result of the amortization offset by a like amount of expense to increase the valuation allowance necessitated by the decrease in the deferred tax liability.

The Company did not record any provision for income taxes for the years ended December 31, 2006, 2007 or 2008 due to net operating loss carryforwards and changes in the federal valuation allowance.

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2007 and 2008 are as follows:

	2007	2008
Deferred tax assets:
Net operating loss carry forwards	$14,320	$15,982
Severance costs	470	187
Accruals and other, net	375	307
Stock compensation expense	234	400

Total deferred tax assets	15,399	16,876
Federal and state valuation allowance	(13,672)	(15,647)

Net deferred tax assets	$1,727	$1,229

Deferred tax liabilities:
Identifiable intangibles	$(1,727)	$(1,229)

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards may be limited under any future change in stock ownership rules.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(9) STOCKHOLDERS’ EQUITY

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2005	329,631	$3.29
Issued	—	—
Exercised	—	—
Cancelled	(322,000)	$2.85

Outstanding at December 31, 2006	7,631	$21.98
Issued (see note 7)	100,000	$2.81
Exercised	—	—
Cancelled	(2,249)	$21.98

Outstanding at December 31, 2007	105,382	$3.79
Issued	—	—
Exercised	—	—
Cancelled	(5,382)	$21.98

Balance at December 31, 2008	100,000	$2.81

The weighted average contractual life of warrants outstanding at December 31, 2007 and 2008 was 2.23 and 1.33 years, respectively.

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

In May 2005, the Company adopted the 2005 Stock Plan (the “2005 Plan”) which replaced the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan. The remaining available shares under the 1999 Plan, the FreeEDGAR Plan, the 1996 Plan and the 1999 Directors Plan will be made available under the 2005 Plan. In addition, the 2005 Plan made 1,087,500 new shares of common stock available for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the number of shares available for grant under the 2005 Plan was increased by 1,000,000.

Options awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest over three years and have 10 year contractual terms.

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2005	3,042,883	$2.21
Issued	964,500	$2.45
Exercised	(821,238)	$1.97
Cancelled	(127,507)	$2.98

Outstanding at December 31, 2006	3,058,638	$2.32
Issued	403,500	$3.03
Exercised	(378,718)	$0.76
Cancelled	(188,496)	$3.19

Outstanding at December 31, 2007	2,894,924	$2.57
Issued	786,500	$2.21
Exercised	(86,742)	$1.34
Cancelled	(232,466)	$3.32

Outstanding at December 31, 2008	3,362,216	$2.47	6.36	$56

Exercisable at December 31, 2008	2,203,889	$2.51	5.11	$56

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2008. During the years ended December 31, 2006, 2007 and 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $1,992, $839 and $88, respectively, determined as of the date of exercise. Cash received from option exercises for the years ended December 31, 2006, 2007 and 2008 was $1,364, $289 and $116, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In addition, the Company granted restricted shares under the 2005 Plan during the years ended December 31, 2007 and 2008. The Company also granted restricted shares out of treasury to Philip D. Moyer, our President and CEO during the year ended December 31, 2007. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2006	—	—
Granted under 2005 Plan	137,500	$3.05
Granted from treasury shares	329,528	$2.87
Vested	(123,361)	$2.86
Cancelled	—	—

Non-vested at December 31, 2007	343,667	$2.92
Granted under 2005 Plan	95,904	$2.55
Granted from treasury shares	—	—
Vested	(158,215)	$2.83
Cancelled	(10,800)	$2.88

Non-vested at December 31, 2008	270,556	$2.82	$338

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at December 31, 2008. During the year ended December 31, 2008, the aggregate intrinsic value of shares vested was $372, determined based on the market price of the Company’s common stock on the respective vesting date.

As of December 31, 2008, there was $1,162 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.02 years. In addition, there was $387 of total unrecognized compensation related to nonvested shares granted from treasury which will be recognized over 1.30 years.

At December 31, 2008, 927,793 shares are available for grant under the Company’s 2005 Plan.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(11) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $1,079, $975 and $1,058 for the years ended December 31, 2006, 2007, and 2008, respectively.

Future minimum payments under these operating leases as of December 31, 2008 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2009	$967
2010	990
2011	934
2012	734
2013	466
Thereafter	842

Total	$4,933

(12) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2008:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Year Ended December 31, 2007
Net revenues	$4,102	$4,357	$4,677	$4,772
Gross profit	$3,423	$3,611	$3,880	$3,975
Loss from operations	$(1,569)	$(2,333)	$(1,758)	$(1,472)
Net loss	$(1,552)	$(2,403)	$(1,845)	$(1,564)
Net loss per share—basic and diluted (i)	$(0.06)	$(0.09)	$(0.07)	$(0.06)
Weighted average shares outstanding—basic and diluted	25,828	26,011	26,048	26,207
Year Ended December 31, 2008
Net revenues	$4,991	$4,921	$4,701	$4,850
Gross profit	$4,193	$4,140	$4,056	$3,934
Loss from operations	$(615)	$(551)	$(629)	$(408)
Net loss	$(705)	$(687)	$(750)	$(517)
Net loss per share—basic and diluted (i)	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Weighted average shares outstanding—basic and diluted	26,279	26,363	26,407	26,499

(i)	Net loss per share data is computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.