Form 10-Q
period 2009-03-31
EDGAR ONLINE INC
filed 2009-05-14
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding at May 14, 2009: 26,763,020 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

Forward Looking Statements

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2008	March 31, 2009
		(unaudited)
ASSETS
Cash and cash equivalents	$2,062	$1,730
Short-term investments	220	223
Accounts receivable, less allowance of $312 at December 31, 2008 and $350 at March 31, 2009	2,570	2,185
Other current assets	254	165

Total current assets	5,106	4,303

Property and equipment, net	1,826	2,205
Goodwill	2,189	2,189
Other intangible assets, net	2,952	2,640
Other assets	933	855

Total assets	$13,006	$12,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,407	$2,334
Deferred revenues	4,239	4,240
Current portion of long-term debt	438	500

Total current liabilities	7,084	7,074

Long-term debt	1,885	1,766
Other long-term liabilities	333	264

Total liabilities	9,302	9,104

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2008 and March 31, 2009, 27,554,713 shares issued and 26,505,818 shares outstanding at December 31, 2008 and 27,783,343 shares issued and 26,739,210 shares outstanding at March 31, 2009	276	278
Additional paid-in capital	73,092	73,562
Accumulated deficit	(67,836)	(68,933)
Treasury stock, at cost, 1,048,895 at December 31, 2008 and 1,044,133 at March 31, 2009	(1,828)	(1,819)

Total stockholders’ equity	3,704	3,088

Total liabilities and stockholders’ equity	$13,006	$12,192

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2009
Revenues:
Subscriptions	$2,287	$1,878
Data and solutions	2,621	2,115
XBRL filings	83	242

Total revenues	4,991	4,235
Cost of revenues	798	1,151

Gross profit	4,193	3,084

Operating expenses:
Sales and marketing	1,215	929
Product development	1,021	558
General and administrative	2,105	2,087
Depreciation and amortization	467	497

	4,808	4,071

Loss from operations	(615)	(987)
Interest expense, net	(90)	(110)

Net loss	$(705)	$(1,097)

Weighted average shares outstanding—basic	26,279	26,659

Net loss per share—basic	$(0.03)	$(0.04)

Weighted average shares outstanding— diluted	26,279	26,659

Net loss per share—diluted	$(0.03)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(705)	$(1,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	185
Amortization of intangible assets	312	312
Stock-based compensation	283	465
Provision for losses on trade accounts receivable	150	135
Amortization of capitalized product costs	55	55
Amortization of deferred financing costs and discount	30	17
Changes in assets and liabilities:
Accounts receivable	(872)	250
Other assets, net	5	101
Accounts payable and accrued expenses	(767)	(73)
Deferred revenues	345	1
Long-term payables	(116)	(69)

Total adjustments	(420)	1,379
Net cash (used in) provided by operating activities	(1,125)	282

Cash flows from investing activities:
Capital expenditures	(190)	(139)
Capitalized product development costs	—	(425)
Short-term investments	—	(3)

Net cash used in investing activities	(190)	(567)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	31	16
Payments of notes payable	—	(63)

Net cash provided by (used in) financing activities	31	(47)

Net decrease in cash and cash equivalents	(1,284)	(332)
Cash and cash equivalents at beginning of period	3,568	2,062

Cash and cash equivalents at end of period	$2,284	$1,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$58	$50

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(1) BASIS OF PRESENTATION

EDGAR Online was incorporated in the State of Delaware in November 1995 under the name Cybernet Data Systems, launched its EDGAR Online website in January 1996, and went public in May 1999 under its current name. The Company creates and distributes financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. The highly detailed data produced by the Company assists in the analysis of the financial, business and ownership conditions of a company or investment vehicle. The Company has also developed high volume distribution techniques for managing and delivering regulatory filings. In addition, the Company has developed proprietary automated data parsing, tagging and processing systems that allow for rapid conversion of unstructured data into structured financial data sets. The Company specializes in the use of the financial reporting standard called eXtensible Business Reporting Language (“XBRL”) and leverages its automated processing platform and expertise in XBRL to produce both standard and custom data sets and to assist companies with the creation of their own XBRL financial reports. The Company also creates tools and web sites for easy viewing and analysis of this XBRL data. Consumers of our information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

The unaudited interim financial statements of the Company as of March 31, 2009 and for the three months ended March 31, 2008 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2009. The results for the three months ended March 31, 2009 are not necessarily indicative of the expected results for the full 2009 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC in March 2009. The condensed consolidated balance sheet information was derived from the audited consolidated financial statements as of that date.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. At March 31, 2008 and 2009, the number of anti-dilutive securities outstanding were 3,485,400 and 3,952,797, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 (SFAS 86), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $416 and $361 at December 31, 2008 and March, 31, 2009, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended March 31, 2008 and 2009.

The Company capitalizes internal-use software development costs in accordance with Statement of Position (“SOP”) No. 98-1 (“SOP 98-1”), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $725 and $1,107 at December 31, 2008 and March 31, 2009, respectively. Related amortization expense totaled $0 and $44 in the three months ended March 31, 2008 and 2009, respectively.

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

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth. On April 22, 2008, these amounts were amended effective as of December 31, 2007. On March 13, 2009, these amounts were amended effective as of December 31, 2008. The Company was in compliance with the amended terms at March 31, 2009.

In connection with the Financing Agreement, the Company issued to Rosenthal a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) which warrant expires on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At March 31, 2009, $500 was classified as the current portion of long-term debt and $1,766 was classified long-term debt. There were $88 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of March 31, 2009. Interest expense under the Agreement, totaled $99 and $96 for the three months ended March 31, 2008 and 2009, respectively, and included $30 and $17, respectively, of amortization of deferred financing costs and warrant discount.

(5) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”). Stock-based compensation expense for the three months ended March 31, 2008 and 2009 was recognized in the following income statement expenses:

	Three Months Ended March 31,
	2008	2009
Cost of revenues	$12	$11
Sales and marketing	73	111
Product development	39	35
General and administrative	159	308

Total stock compensation expense	$283	$465

This expense increased the Company’s net loss per share by $0.01 and $0.02 in the three months ended March 31, 2008 and 2009, respectively.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2008 and 2009 were $1.96 and $1.01, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2008	2009
Expected dividend yield	0.0%	0.0%
Expected volatility	76.51%	74.46%
Risk-free interest rate	3.82%	2.04%
Expected life in years	6	6

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield —reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility —determined considering historical volatility of the Company’s common stock over the preceding six years;

•	Risk-free interest rate —based on the yield available on U.S. Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•	Expected life —calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience.

Stock Options and Restricted Stock Grants as of March 31, 2009

In May 2005, the Company adopted the 2005 Stock Award and Incentive Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4.1 million shares of the Company’s common stock since the Company’s inception. All remaining available shares under the Company’s prior stock option plans are now available under the 2005 Plan. In addition, the 2005 Plan, when adopted, authorized 1,087,500 new shares of common stock for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, non-restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000.

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for the three months ended March 31, 2009 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2008	3,362,216	$2.47
Granted	462,500	$1.01
Exercised	(20,000)	$0.79
Cancelled	(199,083)	$3.94

Outstanding at March 31, 2009	3,605,633	$2.21	6.82 years	$5

Exercisable at March 31, 2009	2,378,225	$2.42	5.53 years	$5

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2009. During the three months ended March 31, 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $4. Cash received from stock options exercised during the three months ended March 31, 2009 was $16.

In addition, the Company granted restricted shares under the 2005 Plan during the three months ended March 31, 2009. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2008	270,556	$2.82
Granted	190,000	$1.01
Vested	(213,392)	$1.20
Cancelled	—	—

Non-vested at March 31, 2009	247,164	$2.82	$247

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at March 31, 2009. During the three months ended March 31, 2009, the aggregate intrinsic value of shares vested was $218, determined based on the market price of the Company’s common stock on the respective vesting dates.

At March 31, 2009, 474,376 shares are available for grant under the 2005 Plan.

(6) SEVERANCE COSTS

In 2007, the Company accrued $2,011 of severance costs related to several executive and other employee terminations. As part of the employment and/or severance agreements, all options held by the terminated executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options. At March 31, 2009, there were $347 of remaining severance cost accruals included in accrued expenses and $59 in other long-term payables.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinion (“APB”) APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP 107-1 and APB 28-1 may be made only if FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) and FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”) are also adopted early. The Company is currently evaluating the impact that FSP 107-1 and APB 28-1 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP 157-4. FSP 157-4 does not change the definition of fair value as detailed in SFAS 157, but provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FSP 115-2 or FSP 107-1 and APB 28-1, FSP 157-4 must also be adopted early. The Company is currently evaluating the impact that FSP 157-4 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2. FSP 115-2 and FSP 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FSP 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FSP 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FSP 157-4 or FSP 107-1 and APB 28-1, FSP 115-2 and FSP 124-2 must also be adopted early. The Company is currently evaluating the impact that FSP 115-2 and FSP 124-2 will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

OVERVIEW

We create and distribute financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. We produce highly detailed data that helps in the analysis of the financial, business and ownership conditions of an investment. We are considered a pioneer and leader in the rapidly emerging financial reporting standard, XBRL, and use our automated processing platform and our expertise in XBRL to produce both datasets and tools to assist organizations with the creation, management and distribution of XBRL financial reports. We launched our EDGAR Online web site and began selling our subscription services and establishing contractual relationships with business and financial information web sites to supply EDGAR content in January 1996.

We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com web site for $9,900. The purchase price consisted of the issuance of common stock, stock options and warrants, the assumption of liabilities and acquisition related expenses. In October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. for approximately $28,100. The purchase price included the issuance of common stock and notes, a cash payment and acquisition related expenses.

We recognize revenue from providing the following services:

Subscriptions. Our end-user subscription services include I-Metrix and I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix delivers a web only service while I-Metrix Professional allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data via the web and a Microsoft Excel add-in. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Subscriptions also includes ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our web sites. Revenue from subscription services is recognized ratably over the subscription period, which is typically 12 months. Advertising and e-commerce revenue is recognized as the services are provided.

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

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. Our primary partner in this channel is R.R. Donnelley & Sons, where we provide services to their customer base for compliance with upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL Filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. However, in 2009, we have categorized revenue into the following; subscriptions, data and solutions and XBRL filings. Prior period revenues have been reclassified accordingly.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2008	2009
Total revenues	100%	100%
Cost of revenues	16	27

Gross profit	84	73
Operating expenses:
Sales and marketing	24	22
Product development	21	13
General and administrative	42	49
Amortization and depreciation	9	12

Loss from operations	(12)	(23)
Interest and other, net	(2)	(3)

Net loss	(14)%	(26)%

REVENUES

Total revenues for the three months ended March 31, 2009 decreased 15% to $4,235, from $4,991 for the three months ended March 31, 2008. The net decrease in revenues was primarily attributable to a $409, or 18%, decrease in subscriptions revenues and a $506, or 19%, decrease in data and solutions revenues which were partially offset by a $159, or 192%, increase in XBRL filings revenues.

SUBSCRIPTIONS

	THREE MONTHS ENDED MARCH 31,
	2008	2009
Revenues (in $000s)	$2,287	$1,878
Percentage of total revenues	46%	44%
Number of subscribers	12,400	10,700
Average price per subscriber	$738	$702

Subscription revenues for the three months ended March 31, 2009 decreased from the three months ended March 31, 2008 due to decreased sales of EDGAR Pro and EDGAR Access, our retail service. Sales of our I-Metrix Professional premium product were flat. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past year and the current economic crisis in general. While we did add new subscribers to all of our subscription products, cancellations exceeded these new sales.

DATA AND SOLUTIONS

	THREE MONTHS ENDED MARCH 31,
	2008	2009
Revenues (in $000s)	$2,621	$2,115
Percentage of total revenues	52%	50%
Number of contracts	275	283

Data and solutions revenues decreased for the three months ended March 31, 2009 from the three months ended March 31, 2008 due in large part to non-recurring data solutions revenue of approximately $380 in the three months ended March 31, 2008. In addition, cancellations of data licenses contracts exceeded new contracts in the three months ended March 31, 2009.

XBRL FILINGS

	THREE MONTHS ENDED MARCH 31,
	2008	2009
Revenues (in $000s)	$83	$242
Percentage of total revenues	2%	6%

The increase in XBRL filings revenues for the three months ended March 31, 2009 from the three months ended March 31, 2008 was directly related to the SEC rules that require certain companies to file their documents in XBRL beginning with the period ending after June 15, 2009. We recognized revenue from both fixed fees and per-filing fees as companies began to prepare their documents in XBRL in anticipation of those rules.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, in the three months ended March 31, 2008, barter advertising expense was recorded equal to the barter advertising revenue for that period. There were no barter revenues or expenses in the three months ended March 31, 2009.

Total cost of revenues for the three months ended March 31, 2009 increased $353,000, or 44%, to $1,151 from $798 for the three months ended March 31, 2008. The net increase in cost of revenues was primarily due to a $140 increase in payroll related expenses and the addition of $172 of XBRL related production costs.

GROSS PROFIT

Gross profit for the three months ended March 31, 2009 decreased $1,109, or 26%, to $3,084 from $4,193 for the three months ended March 31, 2008. The gross profit percentage decreased to 73% for the three months ended March 31, 2009 from 84% for the three months ended March 31, 2008. The decrease was due to lower total revenues as well as the higher cost of revenues related to XBRL filings revenues. We expect that gross profit percentages will remain at this lower rate as the lower margin XBRL filings revenues are expected to continue to increase as a percentage of total revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2009 decreased $286 or 24%, to $929 from $1,215 for the three months ended March 31, 2008. The net decrease was primarily due to a $273 decrease in payroll related expenses.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended March 31, 2009 decreased $463, or 45%, to $558 from $1,021 for the three months ended March 31, 2008. The decrease was primarily due to the capitalization of certain payroll costs related to development of our XBRL processes. In the three months ended March 31, 2009, we capitalized $425 of such costs.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2009 decreased $18, or 1%, to $2,087 from $2,105 for the three months ended March 31, 2008. The net decrease was primarily due to a $183 decrease in payroll related expenses which was partially offset by a $148 increase in stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2009 increased $30, or 6%, to $497 from $467 for the three months ended March 31, 2008 as a result of increased capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $282 for the three months ended March 31, 2009 compared to net cash used of $1,125 for the three months ended March 31, 2008. This was primarily due to increased collections of accounts receivable in the three months ended March 31, 2009.

Net cash used in investing activities was $567 for the three months ended March 31, 2009 compared to $190 for the three months ended March 31, 2008. The increase was due to $425 of capitalized product development costs in the three months ended March 31, 2009 which was partially offset by a decrease in capital expenditures of $139 for the three months ended March 31, 2009 compared to $190 for the three months ended March 31, 2008. The purchases were made to support our expansion and increased infrastructure.

Net cash used in financing activities was $47 for the three months ended March 31, 2009 compared to net cash provided of $31 for the three months ended March 31, 2008. Debt payments of $63 in the three months ended March 31, 2009 were slightly offset by proceeds from option exercises which totaled $16 in the three months ended March 31, 2009 compared to $31 in the three months ended March 31, 2008.

On April 5, 2007, we entered into the Financing Agreement with Rosenthal for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide up to an additional $2.5 million under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. On March 13, 2009, the ratios and covenants were further amended effective December 31, 2008. In addition, the maturity date was extended to March 30, 2011 and the renewal date was extended to March 31, 2011. We were in compliance with these ratios and covenants, as amended, at March 31, 2009 and we believe that we will be in compliance throughout 2009. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125,000, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At March 31, 2009, we had cash and cash equivalents on hand of $1,730. We have no off-balance sheet arrangements at March 31, 2009. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private debt or equity financings, strategic relationships or other arrangements. We may also consider such financings prior to such time if conditions suggest engaging in such a financing would be advantageous to us. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act , is accumulated and communicated to our management, including our principle executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

The following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Please refer to Item I of our Annual Report for 2008 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2009, and may incur additional losses in 2010. At March 31, 2009, we had an accumulated deficit of $68.9 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2008, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for the three months ended March 31, 2009 totaled $4.2 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

NASDAQ accounts for a significant portion of our total revenues but we expect this percentage to decline in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with NASDAQ. Sales to NASDAQ accounted for 8% and 10% of our total revenue during the years ended December 31, 2007 and 2008, respectively. However, we expect revenue from NASDAQ in 2009 to decline compared to prior years. Sales to NASDAQ accounted for 7% of our total revenue during the three months ended March 31, 2009. We will need to expand our business relationship into new product areas in order to maintain our current level of business with NASDAQ. The complete loss of a significant customer such as NASDAQ or the loss of a substantial portion of the business would have a material adverse effect on our revenues.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS

a.	Exhibits:

Exhibit Number	Description
10.1	Renewal Agreement to Trademark License Agreement between the Registrant and the U.S. Securities and Exchange Commission, dated as of March 10, 2009.*

10.2	Amendment to Financing Agreement between the Registrant and Rosenthal & Rosenthal, Inc., dated as of March 13, 2009.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	filed herewith
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009	EDGAR ONLINE, INC.

	By:	/s/ Philip D. Moyer
Philip D. Moyer
Chief Executive Officer and President

	By:	/s/ John C. Ferrara
John C. Ferrara
Chief Financial Officer