Form 10-Q
period 2009-06-30
EDGAR ONLINE INC
filed 2009-08-13
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

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

Number of shares of common stock outstanding at August 13, 2009: 26,776,341 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2008	June 30, 2009
		(unaudited)
ASSETS
Cash and cash equivalents	$2,062	$1,208
Short-term investments	220	223
Accounts receivable, less allowance of $312 at December 31, 2008 and $395 at June 30, 2009	2,570	2,490
Other current assets	254	210

Total current assets	5,106	4,131

Property and equipment, net	1,826	2,343
Goodwill	2,189	2,189
Other intangible assets, net	2,952	2,329
Other assets	933	827

Total assets	$13,006	$11,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,407	$2,229
Deferred revenues	4,239	4,213
Current portion of long-term debt	438	500

Total current liabilities	7,084	6,942

Long-term debt	1,885	1,647
Other long-term liabilities	333	206

Total liabilities	9,302	8,795

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2008 and June 30, 2009, 27,554,713 shares issued and 26,505,818 shares outstanding at December 31, 2008 and 27,791,902 shares issued and 26,771,579 shares outstanding at June 30, 2009	276	278
Additional paid-in capital	73,092	73,839
Accumulated deficit	(67,836)	(69,316)
Treasury stock, at cost, 1,048,895 shares at December 31, 2008 and 1,020,323 shares at June 30, 2009	(1,828)	(1,777)

Total stockholders’ equity	3,704	3,024

Total liabilities and stockholders’ equity	$13,006	$11,819

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenues:
Subscriptions	$2,368	$1,751	$4,655	$3,629
Data and solutions	2,234	2,048	4,855	4,163
XBRL filings	319	768	402	1,010

Total revenues	4,921	4,567	9,912	8,802
Cost of revenues	781	1,181	1,579	2,332

Gross profit	4,140	3,386	8,333	6,470

Operating expenses:
Sales and marketing	1,185	820	2,400	1,749
Product development	1,083	455	2,104	1,013
General and administrative	1,960	1,870	4,065	3,957
Amortization and depreciation	463	533	930	1,030

	4,691	3,678	9,499	7,749

Loss from operations	(551)	(292)	(1,166)	(1,279)
Interest and other expense	(136)	(91)	(226)	(201)

Net loss	$(687)	$(383)	$(1,392)	$(1,480)

Weighted average shares outstanding—basic	26,363	26,759	26,321	26,709

Weighted average shares outstanding—diluted	26,363	26,759	26,321	26,709

Net loss per share—basic	$(0.03)	$(0.01)	$(0.05)	$(0.06)

Net loss per share—diluted	$(0.03)	$(0.01)	$(0.05)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,392)	$(1,480)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	307	407
Amortization of intangible assets	623	623
Stock-based compensation	581	777
Provision for losses on trade accounts receivable	270	270
Amortization of capitalized product costs	109	109
Amortization of deferred financing costs and discount	61	34
Changes in assets and liabilities:
Accounts receivable	(542)	(190)
Other assets, net	(79)	26
Accounts payable and accrued expenses	(958)	(178)
Deferred revenues	552	(26)
Long-term payables	(177)	(127)

Total adjustments	747	1,725

Net cash (used in) provided by operating activities	(645)	245

Cash flows from investing activities:
Capital expenditures	(330)	(156)
Capitalized product development costs	—	(768)
Short-term investments	(10)	(3)

Net cash used in investing activities	(340)	(927)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	79	16
Payments of notes payable	—	(188)

Net cash provided by (used in) financing activities	79	(172)

Net decrease in cash and cash equivalents	(906)	(854)
Cash and cash equivalents at beginning of period	3,568	2,062

Cash and cash equivalents at end of period	$2,662	$1,208

Supplemental disclosure of cash flow information:
Cash paid for interest	$112	$99

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

The unaudited interim financial statements of the Company as of June 30, 2009 and for the three and six months ended June 30, 2008 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2008 and 2009 and cash flows for the six months ended June 30, 2008 and 2009. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the expected results for the full 2009 fiscal year or any future period.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. At June 30, 2008 and 2009, the number of anti-dilutive securities outstanding were 3,942,237 and 3,886,427, respectively.

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $416 and $307 at December 31, 2008 and June 30, 2009, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended June 30, 2008 and 2009 and $109 for both the six months ended June 30, 2008 and 2009.

The Company capitalizes internal-use software development costs in accordance with Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that entities capitalize certain internal-use software costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $725 and $1,370 at December 31, 2008 and June 30, 2009, respectively. Related amortization expense totaled $0 and $80 in the three months ended June 30, 2008 and 2009, respectively and $0 and $124 in the six months ended June 30, 2008 and 2009, respectively.

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

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth pursuant to the Financing Agreement. On April 22, 2008, these amounts were amended effective as of December 31, 2007. On March 13, 2009, these amounts were amended effective as of December 31, 2008. The Company was in compliance with the amended terms at June 30, 2009.

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

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At June 30, 2009, $500 was classified as the current portion of long-term debt and $1,647 was classified long-term debt. There were $77 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of June 30, 2009. Interest expense under the Agreement, totaled $96 and $77 for the three months ended June 30, 2008 and 2009, respectively, and included $31 and $17, respectively, of amortization of deferred financing costs and warrant discount. Interest expense under the Agreement, totaled $195 and $173 for the six months ended June 30, 2008 and 2009, respectively, and included $61 and $34, respectively, of amortization of deferred financing costs and warrant discount.

(5) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of SFAS No. 123 (R), “Share-Based Payment,” (“SFAS 123(R)”). Stock-based compensation expense for the three and six months ended June 30, 2008 and 2009 was recognized in the following income statement expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cost of revenues	$12	$12	$25	$23
Sales and marketing	86	94	159	205
Product development	41	30	79	65
General and administrative	159	176	318	484

Total stock compensation expense	$298	$312	$581	$777

This expense increased the Company’s net loss per share by $0.01 in both the three months ended June 30, 2008 and 2009, and by $0.02 and $0.03 in the six months ended June 30, 2008 and 2009, respectively

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended June 30, 2008 was $1.31. There were no stock options granted in the three months ended June 30, 2009. The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2008 and 2009 were $1.52 and $1.01, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2008	2009
Expected dividend yield	0.0%	0.0%
Expected volatility	76%	74.46%
Risk-free interest rate	3.82-3.86%	2.04%
Expected life in years	6	6

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

Stock Options and Restricted Stock Grants as of June 30, 2009

In May 2005, the Company adopted the 2005 Stock Award and Incentive Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4.1 million shares of the Company’s common stock since the Company’s inception. All remaining available shares under the Company’s prior stock option plans are now available under the 2005 Plan. In addition, the 2005 Plan, when adopted, authorized 1,087,500 new shares of common stock for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, non-restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000. At the Annual Meeting of Stockholders held on June 10, 2009, the 2005 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. The 2009 amendment also makes clear that under the 2005 Plan the Company may not reprice stock options or stock appreciation rights without shareholder approval.

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for the six months ended June 30, 2009 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2008	3,362,216	$2.47
Granted	462,500	$1.01
Exercised	(20,000)	$0.79
Cancelled	(233,084)	$4.38

Outstanding at June 30, 2009	3,571,632	$2.16	6.61 years	$247

Exercisable at June 30, 2009	2,523,398	$2.33	5.57 years	$94

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2009. During the six months ended June 30, 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $4. Cash received from stock options exercised during the six months ended June 30, 2009 was $16.

In addition, the Company granted restricted shares under the 2005 Plan during the six months ended June 30, 2009. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2008	270,556	$2.82
Granted	190,000	$1.01
Vested	(245,761)	$1.39
Cancelled	—	—

Non-vested at June 30, 2009	214,795	$2.85	$290

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at June 30, 2009. During the six months ended June 30, 2009, the aggregate intrinsic value of shares vested was $251, determined based on the market price of the Company’s common stock on the respective vesting dates.

At June 30, 2009, 1,508,377 shares are available for grant under the 2005 Plan.

(6) SEVERANCE COSTS

In 2007, the Company accrued $2,011 of severance costs related to several executive and other employee terminations. As part of the employment and/or severance agreements, all options held by the terminated executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options. At June 30, 2009, there were $260 of remaining severance cost accruals included in accrued expenses.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2008 and June 30, 2009, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinion (“APB”) APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP 107-1 and APB 28-1 may be made only if FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) and FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”) are also adopted early. The adoption of FSP 107-1 and APB 28-1 had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4. FSP 157-4 does not change the definition of fair value as detailed in SFAS 157, but provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FSP 115-2 or FSP 107-1 and APB 28-1, FSP 157-4 must also be adopted early. The adoption of FSP 157-4 had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and FSP 124-2. FSP 115-2 and FSP 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FSP 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FSP 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FSP 157-4 or FSP 107-1 and APB 28-1, FSP 115-2 and FSP 124-2 must also be adopted early. The adoption of FSP 115-2 and FSP 124-2 had no effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) effective for interim financial periods ending after June 15, 2009. SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. SFAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. SFAS 165 requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events through the date of issuance of this report.

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

We recognize revenue from providing the following services:

Subscriptions. Our end-user subscription services include I-Metrix and I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix delivers a web only service while I-Metrix Professional allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data via the web and a Microsoft Excel add-in. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools for corporate reports filed via the EDGAR system. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Subscriptions also includes ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our web sites. Revenue from subscription services is recognized ratably over the subscription period, which is typically one year. Advertising and e-commerce revenue is recognized as the services are provided.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2009	2008	2009
Total revenues	100%	100%	100%	100%
Cost of revenues	16	26	16	26

Gross profit	84	74	84	74
Operating expenses:
Sales and marketing	24	18	24	20
Product development	22	10	22	12
General and administrative	40	41	41	45
Amortization and depreciation	9	11	9	12

Loss from operations	(11)	(6)	(12)	(15)
Interest and other, net	(3)	(2)	(2)	(2)

Net loss	(14)%	(8)%	(14)%	(17)%

REVENUES

Total revenues for the three months ended June 30, 2009 decreased 7% to $4,567, from $4,921 for the three months ended June 30, 2008. The net decrease in revenues was primarily attributable to a $617, or 26%, decrease in subscriptions revenues and a $186, or 8%, decrease in data and solutions revenues which were partially offset by a $449, or 141%, increase in XBRL filings revenues. Total revenues for the six months ended June 30, 2009 decreased 11% to $8,802, from $9,912 for the six months ended June 30, 2008. The net decrease in revenues was primarily attributable to a $1,026, or 22%, decrease in subscriptions revenues and a $692, or 14%, decrease in data and solutions revenues which were partially offset by a $608, or 151%, increase in XBRL filings revenues.

SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2009	2008	2009
Revenues (in $000s)	$2,368	$1,751	$4,655	$3,629
Percentage of total revenue	48%	38%	47%	41%
Average price per subscriber	$772	$683	$759	$708
Number of subscribers at June 30	12,264	10,248	12,264	10,248

Subscription revenues for the three and six months ended June 30, 2009 decreased from the three and six months ended June 30, 2008 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past year and the current economic crisis in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales during the referenced periods.

DATA AND SOLUTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2009	2008	2009
Revenues (in $000s)	$2,234	$2,048	$4,855	$4,163
Percentage of total revenue	45%	45%	49%	47%
Number of contracts at June 30	287	280	287	280

Data and solutions revenues decreased for the three and six months ended June 30, 2009 from the three and six months ended June 30, 2008 due in large part to non-recurring data solutions revenue of approximately $170 in the three months ended June 30, 2008 and $550 in the six months ended June 30, 2008. In addition, cancellations of data licenses contracts exceeded new contracts in the six months ended June 30, 2009.

XBRL FILINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2009	2008	2009
Revenues (in $000s)	$319	$768	$402	$1,010
Percentage of total revenue	7%	17%	4%	12%

The increase in XBRL filings revenues for three and six months ended June 30, 2009 from the three and six months ended June 30, 2008 was directly related to the SEC rules that require certain companies to file their documents in XBRL beginning with the quarter ending after June 15, 2009. We recognized revenue from both fixed fees and per-filing fees as companies began to prepare their documents in XBRL in anticipation of those rules.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, in the three and six months ended June 30, 2008, barter advertising expense was recorded equal to the barter advertising revenue for that period. There were no barter revenues or expenses in the three and six months ended June 30, 2009.

Total cost of revenues for the three months ended June 30, 2009 increased $400, or 51%, to $1,181 from $781 for the three months ended June 30, 2008. The net increase in cost of revenues was primarily due to a $273 increase in payroll related expenses and the addition of $190 of XBRL related production costs which were partially offset by a decrease of $39 in barter expense. Total cost of revenues for the six months ended June 30, 2009 increased $753, or 48%, to $2,332 from $1,579 for the three months ended June 30, 2008. The net increase in cost of revenues was primarily due to a $482 increase in payroll related expenses and the addition of $361 of XBRL related production costs which were partially offset by a decrease of $78 in barter expense.

GROSS PROFIT

Gross profit for the three months ended June 30, 2009 decreased $754, or 18%, to $3,386 from $4,140 for the three months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 decreased $1,863, or 22%, to $6,470 from $8,333 for the six months ended June 30, 2008. The gross profit percentage decreased to 74% for the both the three and six months ended June 30, 2009 from 84% for both the three and six months ended June 30, 2008. The decreases were due to lower total revenues as well as the higher cost of revenues related to XBRL filings revenues which have increased as a percentage of total revenues. We expect that gross profit percentages will remain at or near this lower rate as the lower margin XBRL filings revenues are expected to continue to increase as a percentage of total revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2009 decreased $365 or 31%, to $820 from $1,185 for the three months ended June 30, 2008. The net decrease was primarily due to a $237 decrease in payroll related expenses and a $90 decrease in advertising and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2009 decreased $651 or 27%, to $1,749 from $2,400 for the six months ended June 30, 2008. The net decrease was primarily due to a $511 decrease in payroll related expenses and a $129 decrease in advertising and marketing expenses.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended June 30, 2009 decreased $628, or 58%, to $455 from $1,083 for the three months ended June 30, 2008. The decrease was primarily due to a $261 decrease in professional fees as well as the capitalization of $343 of payroll costs related to development of our XBRL processes. Development expenses for the six months ended June 30, 2009 decreased $1,091, or 52%, to $1,013 from $2,104 for the six months ended June 30, 2008. The decrease was primarily due to a $369 decrease in professional fees as well as the capitalization of $768 of development costs.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2009 decreased $90, or 5%, to $1,870 from $1,960 for the three months ended June 30, 2008. The net decrease was primarily due to a $208 decrease in payroll related expenses which was partially offset by a $78 increase in professional fees and a $27 increase in rent. General and administrative expenses for the six months ended June 30, 2009 decreased $108, or 3%, to $3,957 from $4,065 for the six months ended June 30, 2008. The net decrease was primarily due to a $390 decrease in payroll related expenses which was partially offset by a $166 increase in stock compensation expense, a $86 increase in rent and a $71 increase in professional fees.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2009 increased $70, or 15%, to $533 from $463 for the three months ended June 30, 2008. Depreciation and amortization for the six months ended June 30, 2009 increased $100, or 11%, to $1,030 from $930 for the six months ended June 30, 2008. The increases are a result of increased capital expenditures and the addition of amortization expense related to capitalized XBRL development costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $245 for the six months ended June 30, 2009 compared to net cash used of $645 for the six months ended June 30, 2008 primarily due to changes in assets and liabilities.

Net cash used in investing activities was $927 for the six months ended June 30, 2009 compared to $340 for the six months ended June 30, 2008. The increase was due to $768 of capitalized product development costs in the six months ended June 30, 2009 which was partially offset by a decrease in capital expenditures of $156 for the six months ended June 30, 2009 compared to $330 for the six months ended June 30, 2008. The purchases were made to support our expansion and increased infrastructure.

Net cash used in financing activities was $172 for the six months ended June 30, 2009 compared to net cash provided of $79 for the six months ended June 30, 2008. Debt payments of $188 in the six months ended June 30, 2009 were slightly offset by proceeds from option exercises which totaled $16 in the six months ended June 30, 2009 compared to $79 in the six months ended June 30, 2008.

On April 5, 2007, we entered into the Financing Agreement with Rosenthal for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to us and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate, 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. On March 13, 2009, the ratios and covenants were further amended effective December 31, 2008. In addition, the maturity date was extended to March 30, 2011 and the renewal date was extended to March 31, 2011. We were in compliance with these ratios and covenants, as amended, at June 30, 2009 and we believe that we will be in compliance throughout 2009. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At June 30, 2009, we had cash and cash equivalents on hand of $1,208. We have no off-balance sheet arrangements at June 30, 2009. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. However, the Company will require additional growth capital to meet its longer term revenue opportunity. We are currently evaluating strategic partnerships, potential scenarios for outside investors and other options to raise growth capital. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2009, and may incur additional losses in 2010. At June 30, 2009, we had an accumulated deficit of $69.3 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2008, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for six months ended June 30, 2009 totaled $8.8 million, a decrease from revenues of $9.9 million in the six months ended June 30, 2008. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship could be terminated and we may not be able to obtain additional financing.

On April 5, 2007, we entered into a financing agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. The Financing Agreement was amended effective September 30, 2007, December 31, 2007 and December 31, 2008 to adjust these covenants. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% in the case of the term loan and 2% on borrowings under the revolving credit facility over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%). Our obligations under the term loan are evidenced by a secured term note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next 12 months. However, the Company will require additional growth capital to meet its longer term revenue opportunity. We are currently evaluating strategic partnerships, potential scenarios for outside investors and other options, including a draw down on the $2.5 million revolving line of credit, to raise growth capital. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that Rosenthal will agree to amend the Financing Agreement or that the Company will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

NASDAQ accounts for a significant portion of our total revenues but we expect this percentage to decline in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with NASDAQ. Sales to NASDAQ accounted for 8% and 10% of our total revenue during the years ended December 31, 2007 and 2008, respectively. However, we expect revenue from NASDAQ in 2009 to decline compared to prior years. Sales to NASDAQ accounted for 7% of our total revenue during six months ended June 30, 2009. We will need to expand our business relationship into new product areas in order to maintain our current level of business with NASDAQ. The complete loss of a significant customer such as NASDAQ or the loss of a substantial portion of the business would have a material adverse effect on our revenues.

We derive a significant portion of our total revenue from our exclusive partnership with R.R. Donnelley & Sons Company.

Sales to R.R. Donnelley & Sons accounted for 17% of our total revenue for the three months ended June 30, 2009 and 12% of our total revenue for the six months ended June 30, 2009. We expect a significant portion of our future revenues to be attributable to our exclusive partnership with R.R. Donnelley & Sons in which we jointly offer public companies a compliance solution for financial reporting in XBRL. Although our exclusive agreement is for an initial term of three years, if we and R.R. Donnelley & Sons cannot agree on annual and other fees each year, the agreement may not continue as we originally anticipated. In addition, our costs relating to the joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the partnership not as profitable as we expected. Also any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss of a significant relationship like we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, or if the partnership is not as long or lucrative as we expected could have a material adverse effect on our financial results.

Future delays or changes to the SEC mandate may impact the growth of our XBRL filings business.

Revenues generated from our XBRL filings business are based on a number of factors, including the SEC mandate. The SEC has currently mandated phased-in XBRL filing; filers with over $5 billion in market capital in 2009, large accelerated filers in 2010, and all remaining filers in 2011. Each of the groups must start tagging their primary financial statements in their first year of filing and expand their tagging to include detailed footnotes in the second year of the mandate. The SEC, in its final adoption of XBRL as a regulatory standard, initially delayed the implementation of the mandate for U.S. filers from what we originally expected. If the SEC changes or delays the mandate as it now stands, our revenue opportunity could be significantly restricted. Such a restriction would have a materially negative impact on our revenues and financial results.

In connection with the XBRL conversion services that we offer, we are made aware of information regarding our clients prior to it becoming public. If we fail to keep this information confidential, our business and reputation could be significantly and adversely affected.

Part of our business involves the conversion of materials to XBRL format for filing with the SEC before the information contained in the materials is made public. As such, we are frequently in possession of confidential information and documentation regarding our clients before it is made public. Securities laws and regulations in the US and elsewhere contain penalties for misuse of material nonpublic information of the type we often possess, and violation of these laws and regulations could result in civil and criminal penalties. If we do not keep this information confidential, or misuse it in violation of the aforementioned laws and regulations, we could be subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities. We could also damage our relationships with existing clients or harm our ability to attract new clients.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 10, 2009, we held our Annual Meeting of Stockholders. Proxies were solicited by us pursuant to Regulation 14A under the Exchange Act. At the Annual Meeting, our stockholders approved the following proposals:

1. The election of the following six directors to serve until the 2010 Annual Meeting of Stockholders or until their successors are duly elected and qualified:

	For	Withheld
Elisabeth DeMarse	23,387,462	2,267,894
Richard L. Feinstein	25,381,687	273,669
Mark Maged	29,435,809	219,547
Douglas K. Mellinger	25,440,420	214,938
Philip D. Moyer	25,423,709	231,647
William J. O’Neill, Jr.	25,436,020	219,335

2. The approval of amendments to the Company’s 2005 Stock Award and Incentive Plan to increase the number of shares of common stock available for award under such Plan and to make clear that, under such Plan, the Company may not reprice stock options or stock appreciation rights without stockholder approval:

For	12,391,491
Against	188,063
Abstain	24,969
Broker Non-Vote	13,050,833

3. The approval and ratification of the appointment of BDO Seidman, LLP as the independent registered public accounting firm of the Company for the year ending December 31, 2009:

For	25,586,891
Against	24,655
Abstain	41,807

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description
10.1	Amendment #2 to 2005 Stock Award and Incentive Plan, dated June 10, 2009*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	filed herewith
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and (iv) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009	EDGAR ONLINE, INC.

	By:	/s/ Philip D. Moyer
Philip D. Moyer
Chief Executive Officer and President

	By:	/s/ John C. Ferrara
John C. Ferrara
Chief Financial Officer