Form 10-Q
period 2009-09-30
EDGAR ONLINE INC
filed 2009-11-16
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

EDGAR Online, Inc.

(Exact name of registrant as specified in its charter)

001-32194

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

Number of shares of common stock outstanding at November 16, 2009: 26,855,150 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2008	September 30, 2009
		(unaudited)
ASSETS
Cash and cash equivalents	$2,062	$1,524
Short-term investments	220	223
Accounts receivable, less allowance of $312 at December 31, 2008 and $375 at September 30, 2009	2,570	2,441
Other current assets	254	179

Total current assets	5,106	4,367
Property and equipment, net	1,826	2,444
Goodwill	2,189	2,189
Other intangible assets, net	2,952	2,017
Other assets	933	709

Total assets	$13,006	$11,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,407	$2,185
Deferred revenues	4,239	3,651
Current portion of long-term debt	438	500

Total current liabilities	7,084	6,336
Long-term debt	1,885	1,528
Other long-term liabilities	333	206

Total liabilities	9,302	8,070

Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2008 and September 30, 2009, 27,554,713 shares issued and 26,505,818 shares outstanding at December 31, 2008 and 27,791,902 shares issued and 26,776,341 shares outstanding at September 30, 2009	276	278
Additional paid-in capital	73,092	74,104
Accumulated deficit	(67,836)	(68,956)
Treasury stock, at cost, 1,048,895 shares at December 31, 2008 and 1,015,561 shares at September 30, 2009	(1,828)	(1,770)

Total stockholders’ equity	3,704	3,656

Total liabilities and stockholders’ equity	$13,006	$11,726

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Revenues:
Subscriptions	$2,127	$1,585	$6,662	$5,122
Data and solutions	2,110	2,179	7,085	6,434
XBRL filings	464	1,478	866	2,488

Total revenues	4,701	5,242	14,613	14,044
Cost of revenues	645	1,147	2,224	3,479

Gross profit	4,056	4,095	12,389	10,565

Operating expenses:
Sales and marketing	1,081	701	3,481	2,450
Product development	1,043	478	3,147	1,491
General and administrative	2,097	1,897	6,162	5,854
Amortization and depreciation	464	568	1,394	1,598

	4,685	3,644	14,184	11,393

Income (loss) from operations	(629)	451	(1,795)	(828)
Interest and other expense	(121)	(91)	(347)	(292)

Net income (loss)	$(750)	$360	$(2,142)	$(1,120)

Weighted average shares outstanding—basic	26,407	26,775	26,350	26,731

Weighted average shares outstanding—diluted	26,407	27,437	26,350	26,731

Net income (loss) per share—basic	$(0.03)	$0.01	$(0.08)	$(0.04)

Net income (loss) per share—diluted	$(0.03)	$0.01	$(0.08)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(2,142)	$(1,120)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	459	663
Amortization of intangible assets	935	935
Stock-based compensation	901	1,050
Provision for losses on trade accounts receivable	420	455
Amortization of capitalized product costs	164	164
Amortization of deferred financing costs and discount	91	51
Changes in assets and liabilities:
Accounts receivable	(198)	(326)
Other assets, net	(65)	108
Accounts payable and accrued expenses	(1,200)	(222)
Deferred revenues	588	(588)
Long-term payables	(239)	(127)

Total adjustments	1,856	2,163

Net cash (used in) provided by operating activities	(286)	1,043

Cash flows from investing activities:
Capital expenditures	(411)	(277)
Capitalized product development costs	(260)	(1,004)
Short-term investments	(10)	(3)

Net cash used in investing activities	(681)	(1,284)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	116	16
Payments of notes payable	(63)	(313)

Net cash provided by (used in) financing activities	53	(297)

Net decrease in cash and cash equivalents	(914)	(538)
Cash and cash equivalents at beginning of period	3,568	2,062

Cash and cash equivalents at end of period	$2,654	$1,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$167	$146

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

The unaudited interim financial statements of the Company as of September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of its operations for the three and nine months ended September 30, 2008 and 2009 and cash flows for the nine months ended September 30, 2008 and 2009. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the expected results for the full 2009 fiscal year or any future period.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(2) INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution for common stock equivalents and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated using the treasury stock method and reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted net income per share for the three months ended September 30, 2009 included the effect of 1,287,378 options with a weighted average exercise price of $1.16 and the effect of 248,495 unvested restricted stock grants. Diluted net loss per share is the same as basic net loss per share amounts for the three months ended September 30, 2008 and the nine months ended September 30, 2008 and 2009 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. Diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants for the three and nine months ended September 30, 2008 and the nine months ended September 30, 2009 of 3,885,714 and 3,976,857, respectively. A reconciliation of shares used in calculating basic and diluted net income per share for the three months ended September 30, 2009 is as follows:

Three Months Ended September 30, 2009
Basic	26,774,736
Effect of options and unvested restricted stock grants	662,737

Diluted	27,437,473

(3) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $416 and $252 at December 31, 2008 and September 30, 2009, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended September 30, 2008 and 2009 and $164 for both the nine months ended September 30, 2008 and 2009.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (previously Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $725 and $1,484 at December 31, 2008 and September 30, 2009, respectively. Related amortization expense totaled $0 and $122 in the three months ended September 30, 2008 and 2009, respectively and $0 and $245 in the nine months ended September 30, 2008 and 2009, respectively.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth pursuant to the Financing Agreement. On April 22, 2008, these amounts were amended effective as of December 31, 2007. On March 13, 2009, these amounts were amended effective as of December 31, 2008. The Company was in compliance with the amended terms at September 30, 2009.

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

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At September 30, 2009, $500 was classified as the current portion of long-term debt and $1,528 was classified long-term debt. There were $66 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of September 30, 2009. Interest expense under the Agreement totaled $84 and $77 for the three months ended September 30, 2008 and 2009, respectively, and included $31 and $17, respectively, of amortization of deferred financing costs and warrant discount. Interest expense under the Agreement totaled $254 and $250 for the nine months ended September 30, 2008 and 2009, respectively, and included $91 and $51, respectively, of amortization of deferred financing costs and warrant discount.

(5) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (previously SFAS No. 123 (R), “Share-Based Payment”). Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2009 was recognized in the following income statement expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cost of revenues	$13	$12	$37	$35
Sales and marketing	92	93	251	298
Product development	36	36	115	101
General and administrative	180	132	498	616

Total stock compensation expense	$321	$273	$901	$1,050

This expense increased the Company’s net loss per share by $0.01 in the three months ended September 30, 2008 and decreased the Company’s net income per share by $0.01 in the three months ended September 30, 2009, and increased the Company’s net loss per share by $0.03 and $0.04 in the nine months ended September 30, 2008 and 2009, respectively

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended September 30, 2008 and 2009 were $1.00 and $0.84, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2008 and 2009 were $1.51 and $0.99, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2008	2009
Expected dividend yield	0.0%	0.0%
Expected volatility	76%	74%
Risk-free interest rate	2.54-3.86%	1.92-2.04%
Expected life in years	6	6

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

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

Stock Options and Restricted Stock Grants as of September 30, 2009

In May 2005, the Company adopted the 2005 Stock Award and Incentive Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4.1 million shares of the Company’s common stock since the Company’s inception. All remaining available shares under the Company’s prior stock option plans became available under the 2005 Plan upon its adoption. In addition, the 2005 Plan, when adopted, authorized 1,087,500 new shares of common stock for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, non-restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000. At the Annual Meeting of Stockholders held on June 10, 2009, the 2005 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. The 2009 amendment also makes clear that under the 2005 Plan the Company may not reprice stock options or stock appreciation rights without shareholder approval.

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for the nine months ended September 30, 2009 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2008	3,362,216	$2.47
Granted	519,230	$1.05
Exercised	(20,000)	$0.79
Cancelled	(233,084)	$4.38

Outstanding at September 30, 2009	3,628,362	$2.13	6.26 years	$1,080

Exercisable at September 30, 2009	2,586,795	$2.31	5.43 years	$599

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at September 30, 2009. During the nine months ended September 30, 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $4. Cash received from stock options exercised during the nine months ended September 30, 2009 was $16.

In addition, the Company granted restricted shares under the 2005 Plan during the nine months ended September 30, 2009. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2008	270,556	$2.82
Granted	228,462	$1.10
Vested	(250,523)	$1.42
Cancelled	—	—

Non-vested at September 30, 2009	248,495	$2.65	$485

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at September 30, 2009. During the nine months ended September 30, 2009, the aggregate intrinsic value of shares vested was $258, determined based on the market price of the Company’s common stock on the respective vesting dates.

At September 30, 2009, 1,413,185 shares were available for grant under the 2005 Plan.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial statement carrying values of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2008 and September 30, 2009, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In June 2009, FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

In April 2009, the FASB issued guidance within ASC Topic 825-10, “Financial Instruments – Overall,” concerning interim disclosures about fair value instruments. This guidance requires that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of this guidance are effective for interim periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued guidance within ASC Topic 855-10, “Subsequent Events,” relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. This guidance requires disclosure of the date through which subsequent events have been evaluated. The Company has evaluated subsequent events immediately prior to the date of issuance of this report.

Not Yet Adopted

On September 23, 2009, the FASB ratified provisions of ASC Topic 605-25 related to revenue recognition for multiple-element arrangements. ASC Topic 605-25 amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. These provisions contained within ASC Topic 605-25 are effective for revenue arrangements entered into or which contain material modifications in fiscal years beginning on or after June 15, 2010, applied prospectively. Earlier application is permitted as of the beginning of an entity’s fiscal year. The Company is currently evaluating the potential impact that these provisions within ASC Topic 605-25 will have on its consolidated financial statements.

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

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. Our primary partner in this channel is R.R. Donnelley & Sons, where we provide services to their customer base for compliance with upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL Filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. Currently, all of our XBRL filings revenues are generated from our agreement with R.R. Donnelley & Sons, which is for an initial term of three years. According to the agreement, fees for the second and third years shall be agreed to prior to October 1, 2009 and 2010, respectively. The second year of the agreement began on October 1, 2009 without the parties having reached agreement as to the fees for such period. Currently the agreement is still active and in force and the company continues to provide services to R .R. Donnelley & Sons using year one pricing while the negotiations continue. While we continue to negotiate, we cannot assure you that we will agree on new pricing or other terms that will be attractive to us.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2009	2008	2009
Total revenues	100%	100%	100%	100%
Cost of revenues	14	22	15	25

Gross profit	86	78	85	75
Operating expenses:
Sales and marketing	23	13	24	17
Product development	22	9	22	11
General and administrative	45	36	42	42
Amortization and depreciation	10	11	10	11

Income (loss) from operations	(14)	9	(13)	(6)
Interest and other, net	(2)	(2)	(2)	(2)

Net income (loss)	(16)%	7%	(15)%	(8)%

REVENUES

Total revenues for the three months ended September 30, 2009 increased 12% to $5,242, from $4,701 for the three months ended September 30, 2008. The net increase in revenues was primarily attributable to a $1,014, or 219%, increase in XBRL filings revenues and a $69, or 3%, increase in data and solutions revenues which were partially offset by a $542, or 25%, decrease in subscriptions revenues. Total revenues for the nine months ended September 30, 2009 decreased 4% to $14,044, from $14,613 for the nine months ended September 30, 2008. The net decrease in revenues was primarily attributable to a $1,540, or 23%, decrease in subscriptions revenues and a $651, or 9%, decrease in data and solutions revenues which were partially offset by a $1,622, or 187%, increase in XBRL filings revenues.

SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2009	2008	2009
Revenues (in $000s)	$2,127	$1,585	$6,662	$5,122
Percentage of total revenue	45%	30%	46%	36%
Average price per subscriber	$710	$638	$741	$687
Number of subscribers at September 30	11,981	9,935	11,981	9,935

Subscription revenues for the three and nine months ended September 30, 2009 decreased from the three and nine months ended September 30, 2008 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past year and the current economic crisis in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales during the referenced periods.

DATA AND SOLUTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2009	2008	2009
Revenues (in $000s)	$2,110	$2,179	$7,085	$6,434
Percentage of total revenue	45%	42%	48%	46%
Number of contracts at September 30	277	300	277	300

Data and solutions revenues increased for the three months ended September 30, 2009 from the three months ended September 30, 2008 as decreases in data solutions revenues were partially offset by increases in data license revenues. We had slightly higher new sales of our data licenses in the three months ended September 30, 2009 than in the previous quarter. We continued to experience cancellations in our data business. However our better sales resulted in new license sales which exceeded cancellations—resulting in a net positive increase in annualized contract value in this business. Data and solutions revenues decreased for the nine months ended September 30, 2009 from the nine months ended September 30, 2008 due in large part to non-recurring data solutions revenue of approximately $574 in 2008.

XBRL FILINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2008	2009	2008	2009
Revenues (in $000s)	$464	$1,478	$866	$2,488
Percentage of total revenue	10%	28%	6%	18%

The increase in XBRL filings revenues for three and nine months ended September 30, 2009 from the three and nine months ended September 30, 2008 was directly related to the SEC rules that require certain companies to file their documents in XBRL beginning with the quarter ending after June 15, 2009, as well as increased exclusivity fees and XBRL conversions from companies that were not required to file with the SEC.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, in the three and nine months ended September 30, 2008, barter advertising expense was recorded equal to the barter advertising revenue for that period. There were no barter revenues or expenses in the three and nine months ended September 30, 2009.

Total cost of revenues for the three months ended September 30, 2009 increased $502, or 78%, to $1,147 from $645 for the three months ended September 30, 2008. The net increase in cost of revenues was primarily due to a $306 increase in payroll related expenses and the addition of $192 of XBRL related production costs which were partially offset by a decrease of $27 in barter expense. Total cost of revenues for the nine months ended September 30, 2009 increased $1,255, or 56%, to $3,479 from $2,224 for the nine months ended September 30, 2008. The net increase in cost of revenues was primarily due to a $789 increase in payroll related expenses and the addition of $553 of XBRL related production costs which were partially offset by a decrease of $105 in barter expense.

GROSS PROFIT

Gross profit for the three months ended September 30, 2009 increased $39, or 1%, to $4,095 from $4,056 for the three months ended September 30, 2008. The gross profit percentage decreased to 78% for the three months ended September 30, 2009 from 86% for the three months ended September 30, 2008. Gross profit for the nine months ended September 30, 2009 decreased $1,824, or 15%, to $10,565 from $12,389 for the nine months ended September 30, 2008. The gross profit percentage decreased to 75% for the nine months ended September 30, 2009 from 85% for the nine months ended September 30, 2008. The decreases in the gross profit percentages were due to the higher cost of revenues related to XBRL filings revenues which have increased as a percentage of total revenues. In addition, the decrease for the nine months ended September 30, 2009 is due to lower total revenues. The gross profit percentages will continue to decrease as the lower margin XBRL filings revenues increase as a percentage of total revenues.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2009 decreased $380 or 35%, to $701 from $1,081 for the three months ended September 30, 2008. The net decrease was primarily due to a $224 decrease in payroll related expenses and a $136 decrease in advertising and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2009 decreased $1,031 or 30%, to $2,450 from $3,481 for the nine months ended September 30, 2008. The net decrease was primarily due to a $735 decrease in payroll related expenses and a $266 decrease in advertising and marketing expenses.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended September 30, 2009 decreased $565, or 54%, to $478 from $1,043 for the three months ended September 30, 2008. The decrease was primarily due to a $333 decrease in professional fees and a $232 decrease in payroll costs. Development expenses for the nine months ended September 30, 2009 decreased $1,656, or 53%, to $1,491 from $3,147 for the nine months ended September 30, 2008. The decrease was primarily due to a $704 decrease in professional fees as well an increase in capitalization development costs of $744.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2009 decreased $200, or 10%, to $1,897 from $2,097 for the three months ended September 30, 2008. The net decrease was primarily due to a $149 decrease in payroll related expenses and a $118 decrease in professional fees which were partially offset by a $35 increase in bad debt expenses and a $32 increase in rent. General and administrative expenses for the nine months ended September 30, 2009 decreased $308, or 5%, to $5,854 from $6,162 for the nine months ended September 30, 2008. The net decrease was primarily due to a $540 decrease in payroll related expenses which was partially offset by a $117 increase in stock compensation expense and a $117 increase in rent.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended September 30, 2009 increased $104, or 22%, to $568 from $464 for the three months ended September 30, 2008. Depreciation and amortization for the nine months ended September 30, 2009 increased $204, or 15%, to $1,598 from $1,394 for the nine months ended September 30, 2008. The increases were primarily due to increased capital expenditures and the addition of amortization expense related to capitalized XBRL development costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1,043 for the nine months September 30, 2009 compared to net cash used of $286 for the nine months ended September 30, 2008 primarily due to a decrease in net loss for the nine months ended September 30, 2009.

Net cash used in investing activities was $1,284 for the nine months ended September 30, 2009 compared to $681 for the nine months ended September 30, 2008. The increase for the nine months ended September 30, 2009 was due to a $744 increase in capitalized product development costs which was partially offset by a decrease in capital expenditures of $134.

Net cash used in financing activities was $297 for the nine months ended September 30, 2009 compared to net cash provided of $53 for the nine months ended September 30, 2008. The decrease was due to a $250 increase in debt payments and a $100 decrease in proceeds from option exercises for the nine months ended September 30, 2009.

On April 5, 2007, we entered into the Financing Agreement with Rosenthal for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to us and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. On March 13, 2009, the ratios and covenants were further amended effective December 31, 2008. In addition, the maturity date was extended to March 30, 2011 and the renewal date was extended to March 31, 2011. We were in compliance with these ratios and covenants, as amended, at September 30, 2009 and we believe that we will be in compliance throughout 2009. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At September 30, 2009, we had cash and cash equivalents on hand of $1,524. We have no off-balance sheet arrangements at September 30, 2009. As previously discussed, we will require additional capital to fund our operations and meet our longer term revenue opportunities, and we continue our efforts to access capital, seeking to raise approximately $10 million. The exact amount of capital needed and the timing on which it will be required depend on various factors, including the manner in which our negotiations with R.R. Donnelley are resolved. We are currently evaluating strategic partnerships, potential scenarios for outside investors and other options, including a draw down on the revolving line of credit, to raise capital. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principle executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

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

The risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Please refer to Item I of our Annual Report for 2008 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit on an annual basis and we anticipate incurring a loss in 2009, and may incur additional losses in 2010. At September 30, 2009, we had an accumulated deficit of $69.0 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2008, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for nine months ended September 30, 2009 totaled $14.0 million, a decrease from revenues of $14.6 million in the nine months ended September 30, 2008. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship could be terminated and we may not be able to obtain additional financing under this arrangement or otherwise. Failure to raise additional capital would have an adverse impact on our future operations and financial results. We will require additional capital to fund our operations and meet our long term revenue opportunities.

On April 5, 2007, we entered into a financing agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. The Financing Agreement was amended effective September 30, 2007, December 31, 2007 and December 31, 2008 to adjust these covenants. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% in the case of the term loan and 2% on borrowings under the revolving credit facility over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%). Our obligations under the term loan are evidenced by a secured term note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. As previously discussed, we will require additional capital to fund our operations and meet our longer term revenue opportunities, and we continue our efforts to access capital, seeking to raise approximately $10 million. The exact amount of capital needed and the timing on which it will be required depend on various factors, including the manner in which our negotiations with R.R. Donnelley are resolved. We are currently evaluating strategic partnerships, potential scenarios for outside investors and other options, including a draw down on the revolving line of credit, to raise capital. We cannot assure you that this additional financing will satisfy our operating requirements or that additional financing will be available on terms favorable to us, or at all. In addition, there is no guarantee that Rosenthal will agree to amend the Financing Agreement or that we will not be in violation of the financial covenants in the future. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations and expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

NASDAQ accounts for a significant portion of our total revenues but we expect this percentage to decline in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with NASDAQ. Sales to NASDAQ accounted for 8% and 10% of our total revenue during the years ended December 31, 2007 and 2008, respectively. However, we expect revenue from NASDAQ in 2009 to decline compared to prior years. Sales to NASDAQ accounted for 7% of our total revenue during nine months ended September 30, 2009. We expect this percentage to decline in the fourth quarter of 2009. We will need to expand our business relationship into new product areas in order to maintain our current level of business with NASDAQ. The complete loss of a significant customer such as NASDAQ or the loss of a substantial portion of the business would have a material adverse effect on our revenues.

We derive a significant portion of our total revenue from our exclusive partnership with R.R. Donnelley & Sons Company.

Sales to R.R. Donnelley & Sons accounted for 28% of our total revenue for the three months ended September 30, 2009 and 18% of our total revenue for the nine months ended September 30, 2009. Sales to R.R. Donnelley & Sons accounted for 10% and 6% of our total revenue for the three and nine months ended September 30, 2008, respectively. We expect a significant portion of our future revenues to be attributable to our exclusive partnership with R.R. Donnelley & Sons in which we jointly offer public companies a compliance solution for financial reporting in XBRL. Although our exclusive agreement is for an initial term of three years, if we and R.R. Donnelley & Sons cannot agree on annual and other fees each year, the agreement may not continue as we originally anticipated. According to the agreement, fees for the second and third years of the agreement shall be agreed to prior to October 1, 2009 and 2010, respectively. The second year of the agreement began on October 1, 2009 without the parties having reached agreement as to the fees for such period. Currently the agreement is still active and in force and we continue to provide services to R .R. Donnelley & Sons using year one pricing while the negotiations continue. While we continue to negotiate, we cannot assure you that we will agree on new pricing or other terms that will be attractive us. In addition, our costs relating to the joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the partnership not as profitable as we expected. Also any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss of a significant relationship like we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, or if the partnership is not as long or lucrative as we expected could have a material adverse effect on our financial results.

Future delays or changes to the SEC mandate may impact the growth of our XBRL filings business.

Revenues generated from our XBRL filings business are based on a number of factors, including the SEC mandate. The SEC has currently mandated phased-in XBRL filing; filers with over $5 billion in market capital in 2009, large accelerated filers in 2010, and all remaining filers in 2011. Each of the groups must start tagging their primary financial statements in their first year of filing and expand their tagging to include detailed footnotes in the second year of the filing. The SEC, in its final adoption of XBRL as a regulatory standard, initially delayed the implementation of the mandate for U.S. filers from what we originally expected. If the SEC changes or delays the mandate as it now stands, our revenue opportunity could be significantly restricted. Such a restriction would have a materially negative impact on our revenues and financial results.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and (iv) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	EDGAR ONLINE, INC.

	By:	/s/ PHILIP D. MOYER
Philip D. Moyer
Chief Executive Officer and President

	By:	/s/ JOHN C. FERRARA
John C. Ferrara
Chief Financial Officer