Form 10-K
period 2009-12-31
EDGAR ONLINE INC
filed 2010-03-31
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File No. 001-32194

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009, was approximately $34,734,222.

As of March 10, 2010, there were 26,878,542 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders, to be filed no later than April 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS.

OVERVIEW

EDGAR Online, Inc. creates and distributes financial data and public filings for equities, mutual funds, and a variety of other publicly traded assets. We utilize proprietary automated data parsing, tagging and processing systems that allow for rapid conversion of unstructured data into structured financial data sets. We believe we are considered a pioneer and leader in the use of the financial reporting standard called eXtensible Business Reporting Language (“XBRL”). Our automated processing platform and our expertise in XBRL produce both standard and custom data sets and assist companies with the creation of their own XBRL financial reports. We also create tools and web sites for easy viewing and analysis of this XBRL data. We believe we stand out in the financial information industry for our ability to provide products across the information supply chain—from financial report creation to data aggregation and analysis.

We have developed high volume distribution techniques for managing and delivering regulatory filings and we deliver our information products in the form of online end-user subscriptions, as well as through data licenses and bulk data feeds. Our subscriptions and data feeds are sold directly to end-users, or are embedded in other web sites sold and through a variety of data redistributors. We produce highly detailed data that assists in the analysis of the financial, business and ownership conditions of a company or investment vehicle. Consumers of our information products are generally financial, corporate and advisory professionals who work in institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

INDUSTRY BACKGROUND

The industry in which we compete is highly competitive with low barriers to entry. Competitors to our data and subscriptions business include both large and small organizations such as Dow Jones, FactSet, Dun and Bradstreet, Bloomberg, ThomsonReuters, Moody’s, McGraw-Hill and other more specialized players such as Interactive Data Corporation, SNL Financial and Morningstar. The subsection of the marketplace specific to financial information offers a wide range of information products and services from broad public and private company information to highly detailed specifics on a fund, bond or other investment vehicle. Many of the providers listed above offer multiple data offerings in addition to desktop services and solutions to manage and work with the information they provide. Competitors to our XBRL filings business include software companies such as Rivet Software, financial printers with in-house solutions and providers such as Clarity that focus on creating XBRL internally as integrated with accounting software packages.

eXtensible Business Reporting Language (XBRL)

Traditionally, financial reporting on publicly traded assets had been a labor-intensive process involving the compilation of data from a variety of sources and formats. The results were documents that had a myriad of financial tables, footnotes and large amounts of text to explain the financial health and stability of a company. XBRL was created to be the solution to complicated and non-comparable financials. It is an international standard agreed upon by members of the accounting, financial, regulatory, academic and technology professions for making financial information more standardized and machine readable. The standard is based on eXtensible Markup Language (XML) a technology standard for transmitting and consuming data across the Internet. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. It also can provide the speed and uniformity that has been lacking in today’s financial reporting. It allows for the quick identification of detailed information on a business or financial asset that is otherwise difficult to extract from the financial reporting documents and provides machine-readable tagged data that allows faster and deeper analysis and better comparability across companies, industries and borders.

XBRL was first envisioned in 1997 to assist with corporate financial reporting. Today, the global adoption of the XBRL standard is being driven by the increasing demand by investors and regulators for transparency and more sophisticated analytics of financial assets like equities, mutual funds, and fixed income instruments. In 2008, the SEC announced a mandatory program relating to XBRL whereby registrants will furnish XBRL data in an exhibit to specified EDGAR filings. More specifically, commencing in 2009, certain companies became required to file tagged disclosures, including the companies’ primary financial statements, footnotes, financial statement schedules and certain company identifier information, in an XBRL format and over the next three years, all public companies will become subject to these requirements. In addition to furnishing XBRL tagged documents to the SEC, companies are also required to post these documents on their corporate web sites. These new disclosures will supplement, but not immediately replace or change, disclosure using the traditional electronic filing formats in ASCII or HTML. Filing companies will include domestic and foreign companies using U.S. GAAP and, eventually, foreign private issuers using International Financial Reporting Standards as issued by the International Accounting Standards Board.

The SEC required companies to comply with the mandate according to the following three year phase-in schedule. In year one, the rules applied only to domestic and foreign large accelerated filers that use U.S. GAAP and had a worldwide public float above $5 billion. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2009. In year two, all other domestic and foreign large accelerated filers using U.S. GAAP are subject to XBRL data reporting. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2010. In year three, all remaining filers using U.S. GAAP, including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB would be subject to the same XBRL data reporting requirements. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2011.

XBRL is a royalty-free and open global standard. It was developed by XBRL International Inc., a not-for-profit consortium of leading companies involved in providing or using business information. EDGAR Online is a founding member of the XBRL consortium and is one of the organizations that continue to hold leadership roles in developing and refining the standard. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop critical XBRL enabled products and services and maintain strong growth in the XBRL related areas of our business. In 2008, EDGAR Online and R.R. Donnelley & Sons launched www.TryXBRL.com, the first public web site where companies can go to see their own financials tagged in XBRL.

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public entities use this system to submit statements, reports and forms required by the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions and to make them available to the public. The SEC has announced plans to replace the EDGAR system with a new XBRL enabled platform and tools but the timeframe for this shift is yet to be announced. EDGAR Online licenses its name from the SEC and was the first company to publish real-time SEC filings directly onto the Internet for consumption by individual investors.

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

Recent Financing Activities

On January 28, 2010, the Company issued 120,000 shares of Series B Convertible Preferred Stock, at $100 per share, to Bain Capital Ventures, in exchange for $12,000,000. The net proceeds to the Company, after investment banking fees, legal and other closing costs, were approximately $11.2 million. The Series B Preferred Stock will accrue equity dividends at a rate of 11.44% per year for the next five years. Thereafter, no further dividends will accrue. The dividends will be cumulative, whether or not declared, and will compound annually. The Series B Preferred Stock is convertible into the common stock of the Company at a price of $1.10 per share of common stock. The Series B Preferred Stock may be converted at any time, except that the Series B Preferred Stockholders may not convert their shares into common stock if such conversion then represents in excess of 19.9% of the company’s voting stock without shareholder approval. The Company intends to use the funds received in this capital raise to pay off its debt, and ramp up its investments in personnel, infrastructure, software and hardware.

PRODUCTS AND SERVICES

Subscriptions

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

Each month our products and partners generate tens of millions of advertising impressions. Subscriptions also include ancillary advertising and e-commerce revenues from a subset of these impressions. We do this through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our web sites.

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

Both our data products and solutions consist of digital data feeds transmitted through hosted web pages and multiple application programming interfaces, including file transfer protocol (FTP), web services, data files, RSS feeds, and customized request response mechanisms. This allows our customers to seamlessly replicate a feature or functionality of our service inside that customer’s intranet, extranet and other proprietary products or applications. For instance, customers such as ThomsonReuters, LexisNexis and NASDAQ use this mechanism to enhance the functionality of their own products and services.

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

XBRL Filings

One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons is one of our partners in this channel, whereby we provide services to their customer base for compliance with upcoming SEC regulations mandating the submission of XBRL tagged company reports. As of December 30, 2009, our relationship with R.R. Donnelley & Sons became non-exclusive for both parties. We are now exploring other potential XBRL partnerships and distribution agreements. Our XBRL filing solution, used by R. R. Donnelley & Sons and to potentially other partners, leverages our data processing engine and proprietary business rules that we developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. We are currently the top provider of XBRL translation services in the US marketplace and we expect this market to become more competitive over time as more entrants bring XBRL filings services and software to market.

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

We have enhanced our strategic relationships with a number of industry leaders including R.R. Donnelley & Sons, Microsoft, CNW Group, ThomsonReuters, Lexis Nexis and others. Given the change in our contract status with R.R. Donnelley we will be focusing on new partnerships in the global XBRL filing space and those that leverage our XBRL data processing capabilities.

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

Develop New Products and Services

As sales of our SEC filings and U.S. equities data products have grown, we have received feedback from customers and partners that indicates additional growth opportunities in other publicly traded asset classes. We expect to leverage the platform we use to create and distribute SEC filings and equities data and increase our processing capacity to expand our product set into these other global asset classes. We hope to achieve differentiation in these markets by delivering the same quality, speed, detail, verifiability and open accounting methodologies as our SEC filings and equities data products. We believe we can also expand the business models and products that we build on top of our SEC filings and equities data by effectively partnering and innovating around the depth of information that we provide. In 2009, we continued the execution of our growth strategy by working with customers and partners to extend our lead in XBRL enabled tools and services including the launch of an XBRL viewer to allow the display of XBRL tagged information on corporate websites in a human-readable format.

Pursue Strategic Acquisitions

From time to time, we have considered and expect to continue to consider acquisition opportunities if we feel they have strategic and shareholder value. The types of acquisitions that we would consider as strategic include those that add value to our data platform, our base of software intellectual property or our subscriber community.

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

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citigroup and Morgan Stanley, stock exchanges such as NASDAQ and the New York Stock Exchange, leading information companies such as LexisNexis, Moody’s and ThomsonReuters and corporations such as Lockheed Martin, Intel and Verizon. Our customers also include service providers such as R.R. Donnelley & Sons and their competitors. In 2009, R.R. Donnelley & Sons comprised 22% of our total revenue. No other one customer accounted for more than 10% of 2009 revenue.

We have over 285 clients that license our data products and services for use in existing intranet, extranet and other product applications. We also have over 9,800 individual users of I-Metrix Professional, EDGAR Pro and

EDGAR Access. These subscribers represent a wide array of users in the financial services, accounting, legal, corporate and other markets. We have provided XBRL translations for over 175 of the top tier companies mandated to file in XBRL.

COMPETITION

We are a provider of financial and business information via subscriptions as well as data licenses and solutions. As such, we compete with businesses that provide similar information and have greater resources and market penetration than we do. These other organizations have spent millions of dollars in sales, marketing and technology to establish strong, competitive position that occupy end-users’ desktops and provide highly functional analysis tools. While we seek to work with these organizations, it is possible that they may use their resources to attempt to replicate the competitive advantages that we believe we have.

We believe that competition to provide business information, tools and solutions to the customer base we described above includes such companies as ThomsonReuters, Standard & Poor’s and FactSet. Competition for information focused on financial data includes S&P’s Capital IQ, Dun & Bradstreet, SNL and other smaller niche players. Other competitors include companies such as Morningstar, and free portals such as MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

In the XBRL filings space, there are many emerging competitors including Rivet Software, ThomsonReuters, Fujitsu, Bowne and others. While we believe we have unique technology with an early lead in some key areas, there is always the potential that our technology and processes could be matched or surpassed. Competition is quickly growing and we expect the market opportunity of this expanding industry to continue to attract new players. We hope to continue to invest in our employees, software and hardware and innovate our existing products and resources in order to remain competitive.

Many of our competitors have longer operating histories, larger, more established customer bases, greater brand recognition and significantly greater resources, particularly financial resources. As a result, they may develop products and services comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We believe that we have a first-mover advantage around XBRL and our platform, pricing, content and flexibility helps us remain highly competitive among the giants in the financial and business information market.

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

We believe our competitive strengths include the following:

Proprietary Platform. EDGAR Online’s data processing, distribution and storage platform delivers accurate, verifiable, timely and reliable information. It allows us to process data more efficiently than current manual or people intensive offshore models and when combined with our deep XBRL expertise, gives us a powerful platform upon which to grow the XBRL filings business. The same platform that we use to produce our data products and XBRL filings can be used to add value to other companies, exchanges, agencies and financial institutions that need to produce proprietary data offerings.

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

INTELLECTUAL PROPERTY

On March 10, 2009, we renewed our EDGAR ® trademark license agreement with the SEC. This agreement grants us a non-exclusive, non-assignable, royalty-free license to use the EDGAR ® trademark as part of our name, other EDGAR-formative marks in connection with our products and services and as part of our ticker symbol. The agreement renews our original license agreement for an additional ten-year term. The license may be renewed upon mutual consent of the Company and the SEC. We also have over 476 unique registered domain names, including those representing our products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration for our I-Metrix, EDGAR Online, EDGAR Pro, EDGAR Access, FREE EDGAR, EDGAR Explorer, EDGAR Analyst, AFO and EDGAR News trademarks from the U.S. Patent and Trademark Office.

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

EMPLOYEES

As of March 10, 2010, we employed 89 people. None of our employees is a member of a union. We believe that we have good relations with our employees.

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

We have never operated at a profit and we anticipate incurring a loss in 2010, and may incur additional losses in 2011. At December 31, 2009, we had an accumulated deficit of $68.8 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.2 million in 2009, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

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

We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general, such as the downturns that have occurred in 2008 and continued through 2009. Many of our customers, particularly financial services companies, have been particularly affected by the economic conditions. Decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in slower growth of new customers and an increase in the cancellation of existing customers. In addition, we are experiencing a slowing in our cash collections due to the downturn in the financial services industry and the economy in general. Any further downturn in the market or in general economic conditions could adversely affect our business, operating results and cash flows.

NASDAQ accounts for a significant portion of our total revenues but we expect this percentage to decline in the future.

A significant portion of our total revenues over the last three fiscal years has been attributable to the numerous work orders that we have performed under our agreements with NASDAQ. Sales to NASDAQ accounted for 8%, 10% and 6% of our total revenue during the years ended December 31, 2007, 2008 and 2009, respectively. However, we expect revenue from NASDAQ in 2010 to decline compared to prior years. We will need to expand our business relationship into new product areas in order to maintain our current level of business with NASDAQ. The complete loss of a significant customer such as NASDAQ or the loss of a substantial portion of the business would have a material adverse effect on our revenues.

In 2009, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 22% of our total revenue for the year ended December 31, 2009 due to our partnership in which we jointly offer public companies a compliance solution for financial reporting in XBRL. Although our agreement with R.R. Donnelley & Sons is for an initial term of three years, if we and R.R. Donnelley & Sons cannot agree on annual and other fees each year, the services agreement may not continue as we originally anticipated. The second year of the services agreement began on October 1, 2009 and fees for the second year of the agreement were amended as of December 30, 2009. Fees for the third year of the agreement shall be agreed to prior to October 1, 2010. When we negotiate year three fees, we cannot assure you that we will agree on new pricing or other terms that will be attractive us.

On December 30, 2009, we amended our service agreement to make the relationship between us and R.R. Donnelley & Sons non-exclusive for both parties. As such, we cannot guarantee that R.R. Donnelley & Sons will continue to provide us with all of their XBRL clients, or will not chose another outside organization to translate its XBRL filings. In addition, because R.R. Donnelley & Sons recently announced an intention to purchase Bowne & Co., Inc., a provider of shareholder and marketing communications services, and Bowne & Co., Inc. has an in-house XBRL solution, we cannot assure you that R.R. Donnelley & Sons will continue to use any external XBRL provider.

In addition, our costs relating to our joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the R.R.Donnelley & Sons partnership not as profitable as we expected. Also any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss or decrease in business of the significant relationship we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, or if the partnership is not as long or lucrative as we expected could have a material adverse effect on our financial results.

If we cannot generate new customers or XBRL strategic partnerships, we may not achieve profitability.

Because our relationship with R. R. Donnelley & Sons is no longer exclusive, we are actively seeking other potential XBRL partnerships and distribution agreements. We cannot assure you that we will be able to successfully enter into such agreements and, if we do, maintain those relationships in a successful or, profitable manner. To increase our revenues and achieve profitability, we must increase our customer base significantly. We expect to generate leads for new XBRL clients, and gain more XBRL exposure, through our service agreement with R.R. Donnelley & Sons and other partnership agreements that we are currently pursuing. We expect to generate leads for new users to our subscription and data services from our web sites and strategic partners and through our content distribution relationships from such web sites as Yahoo! Finance, NASDAQ.com and Google Finance. These leads must be converted into work orders, subscriptions or data agreements for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability. In addition, if we cannot maintain our strategic relationships with our key partners or enter into new XBRL agreements, we may not generate the business opportunities we need to achieve profitability

Some of our revenue is non-recurring. If we cannot replace these non-recurring revenue items every quarter, we may experience a decline in revenue.

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

Revenues generated from our XBRL filings business are based on a number of factors, including the SEC mandate. The SEC has currently mandated phased-in XBRL filing; filers with over $5 billion in market capital in 2009, large accelerated filers in 2010, and all remaining filers in 2011. Each of the groups must start tagging their primary financial statements in their first year of filing and expand their tagging to include detailed footnotes in the second year of the filing. The SEC, in its final adoption of XBRL as a regulatory standard, initially delayed the implementation of the mandate for U.S. filers from what we originally expected. If the SEC changes or delays the mandate as it now stands, our revenue opportunity could be significantly restricted. Such a restriction would have a materially negative impact on our revenues and financial results

The adoption of XBRL may potentially commoditize large parts of our business.

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

Some segments of the industry in which we operate are highly competitive and have low barriers to entry. Increased competition would make profitability even more difficult to achieve.

We compete with many providers of business and financial information in our subscription and data business including S&P’s Capital IQ, Dun & Bradstreet, ThomsonReuters, Standard & Poor’s, FactSet, Morningstar, Inc., MSN Money and Yahoo! Finance. We also compete with XBRL software, services and data providers such as Rivet Software, Inc., Hitachi, UB Matrix, Clarity Systems and others. Our industry, in general, is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, market penetration, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. As an example, any of the data providers we have listed could claim to have an XBRL data set simply by putting the veneer of XBRL tags on their existing data set. This will likely cause confusion in the market place and could de-value our data set. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. We must also respond with sales and marketing campaigns that educate customers in our benefits. The cost to modify our products, services or infrastructure and to effectively market in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

Future enhancements to the SEC’s EDGAR system may erode demand for our services and our revenues may suffer as a result.

Our future success will depend on our ability to continue to provide value-added services that distinguish our products from the type of information available from the SEC on its web site. The SEC has announced plans to replace the EDGAR system with a new XBRL enabled platform. We do not know how much functionality or data this new platform will deliver free to the marketplace or how the SEC will enhance its other free offerings available on SEC.gov. The SEC currently provides free access on its web site to raw EDGAR filings on a real-time basis. If the SEC were to make other changes to its web site such as providing value-added services comparable to those provided by us, our results of operations and financial condition could be materially and adversely affected. Additionally, if the SEC were to enhance or upgrade services available on its web site or the EDGAR filing system, we would need to tailor our products and services to be compatible with these new architectures or technologies, which would increase costs. If we are unable to do this, there may be a material reduction in demand for our products and services and our revenues may suffer as a result.

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

Certain rights granted to the holders of our Series B Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions and may hinder a change of control.

If the Series B preferred stock accrues dividends in full over five years and is fully converted into common stock, Bain Capital Ventures will own 18,750,000 shares of our common stock. This represents 37% of total common stock outstanding at March 10, 2010 on a fully diluted basis, including options outstanding and available for grant, restricted stock, and warrants. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

In addition, certain terms of our Series B Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions. For example, the holders of our Series B Preferred Stock:

•	are entitled to elect two directors to our Board of Directors;

•	can prevent our issuance of securities with equal or superior rights, preferences or privileges to those of the Series B Preferred Stock;

•	can prevent the payment of dividends; and

•	can prevent a change in control of our company.

These rights (and all other rights and privileges relating to the Series B Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 10, 2010, the highest closing sales price of our common stock was $2.20 and the lowest closing sales price of our common stock was $0.82. We cannot be certain that we will be able to maintain the listing requirements on The NASDAQ Capital Market in the future. In addition, over the past years, and especially in the current economic crisis, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price and listing status of our common stock.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

On March 10, 2010, the closing sales price of our common stock on the NASDAQ Capital Market was $1.28.

Our common stock is traded on the NASDAQ Capital Market under the symbol EDGR. Prior to August 8, 2008, our common stock was traded on the NASDAQ Global Market. The following table sets forth the high and low closing sales prices of our common stock as quoted by the NASDAQ Markets:

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$3.19	$2.34
Second Quarter	$2.66	$1.76
Third Quarter	$2.39	$1.35
Fourth Quarter	$2.31	$0.70
Fiscal Year Ended December 31, 2009
First Quarter	$1.64	$0.82
Second Quarter	$1.44	$0.83
Third Quarter	$2.20	$1.20
Fourth Quarter	$1.75	$1.10

Holders

As of March 10, 2010, there were approximately 69 holders of record of our common stock.

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

Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	3,883,048	(1)	$2.17	1,428,185	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	3,883,048	(1)	$2.17	1,428,185	(2)

(1)	Includes 27,500 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $1.10 per share, 1,096,216 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $2.21 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.59 per share, 2,444,646 shares outstanding under the 2005 Plan with a weighted average exercise price of $2.13 per share, 169,686 unvested shares of restricted stock with a weighted average exercise price of $0.00 and 100,000 warrants with a weighted average exercise price of $2.81 per share.
(2)	Includes Common Stock available for issuance under the 2005 Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided shareholders on EDGAR Online, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of two companies that includes: Factset Research Systems and Thestreet.com. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2004 and its relative performance is tracked through 12/31/2009.

	12/04	12/05	12/06	12/07	12/08	12/09

EDGAR Online, Inc.	100.00	118.95	228.76	222.22	81.70	98.04
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Peer Group	100.00	109.88	150.32	159.15	113.06	167.84

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2009 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2005	2006 (1)	2007 (1)	2008 (1)	2009 (1)
	(in thousands, except share and per share information)
Statement of Operations Data:
Subscriptions	$8,578	$9,104	$9,395	$8,755	$6,614
Data and solutions	5,657	6,536	7,996	9,334	8,409
XBRL filings	—	606	517	1,374	4,151

Total revenues	14,235	16,246	17,908	19,463	19,174
Cost of revenues	2,079	2,464	3,019	3,140	4,653

Gross profit	12,156	13,782	14,889	16,323	14,521
Operating expenses:
Selling, general and administrative and development	15,950	18,009	18,257	16,616	12,844
Severance costs (2)	—	—	2,011	40	57
Amortization and depreciation	1,932	1,843	1,753	1,870	2,195

Loss from operations	(5,726)	(6,070)	(7,132)	(2,203)	(575)
Interest income (expense) and other, net	148	144	(231)	(456)	(375)

Net loss	$(5,578)	$(5,926)	$(7,363)	$(2,659)	$(950)

Net loss per share—basic and diluted	$(0.23)	$(0.23)	$(0.28)	$(0.10)	$(0.04)

Weighted average shares outstanding—basic and diluted (3)	23,958	25,484	26,023	26,387	26,760

	December 31,
	2005	2006	2007	2008	2009
Balance Sheet Data:
Cash and cash equivalents	$5,334	$2,865	$3,568	$2,062	$2,101
Investments	$—	$205	$210	$220	$222
Working capital (deficit)	$2,155	$81	$(853)	$(1,978)	$(1,485)
Total assets	$19,255	$15,872	$15,621	$13,006	$12,183
Long-term debt, including current portion	$—	$—	$2,406	$2,323	$1,908
Stockholders’ equity	$13,366	$9,930	$5,040	$3,704	$4,109

(1)	We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“FASB ASC 718”)(previously Statement of Financial Accounting Standard No. 123(R)) effective January 1, 2006. 2006 results include stock-based compensation expense of $38 in cost of revenues and $990 in selling, general and administrative and development expenses which was not required to be recognized in prior years. 2007 results include stock-based compensation expense of $41 in cost of revenues and $1,553 in selling, general and administrative and development expenses. 2008 results include stock-based compensation expense of $49 in cost of revenues and $1,158 in selling, general and administrative and development expenses. 2009 results include stock-based compensation expense of $51 in cost of revenues and $1,288 in selling, general and administrative and development expenses.
(2)

In 2007, we accrued $631 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984 related to our former CEO and workforce reductions and $396 related to our former CFO and COO. In 2008 and 2009, we accrued $40 and $57, respectively, of severance costs related to workforce reductions.
(3)	Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and unvested restricted stock grants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 3,372,514, 3,066,269, 3,343,973, 3,732,772 and 3,883,048 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons is one of our partners in this channel, whereby we provide services to their customer base for compliance with existing and upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with R.R. Donnelley & Sons became non-exclusive for both parties. We are now exploring other potential XBRL partnerships and distribution agreements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue.

	Year Ended December 31,
	2007	2008	2009
Total revenues	100%	100%	100%
Cost of revenues	17	16	24

Gross profit	83	84	76
Operating expenses:
Sales and marketing	27	23	16
Product development	21	21	10
General and administrative	54	42	41
Severance costs	11	—	—
Amortization and depreciation	10	10	12

Loss from operations	(40)	(12)	(3)
Interest and other, net	(1)	(2)	(2)

Net loss	(41)%	(14)%	(5)%

COMPARISON OF THE YEARS 2007, 2008 and 2009

REVENUES

Total revenues for the year ended December 31, 2009 decreased 1% to $19,174, from $19,463 for the year ended December 31, 2008. The net decrease in revenues was primarily attributable to a $2,777, or 202%, increase in XBRL filings revenues which was offset by a $2,141, or 24%, decrease in subscriptions and a $925, or 10%, decrease in data and solutions.

Total revenues for the year ended December 31, 2008 increased 9% to $19,463, from $17,908 for the year ended December 31, 2007. The net increase in revenues was primarily attributable to a $1,338, or 17%, increase in data and solutions and a $857, or 166%, increase in XBRL filings which were partially offset by a $640, or 7%, decrease in subscriptions.

Subscriptions

	Year Ended December 31,
	2007	2008	2009
Revenues	$9,395	$8,755	$6,614
Percentage of total revenue	52%	45%	34%
Number of subscribers	12,500	11,700	9,800

The net decreases in subscription revenues for the years ended December 31, 2008 and 2009 were due to a decrease across all of our subscription products—our premium products, EDGAR Pro and I-Metrix Professional, as well as EDGAR Access, our retail service. Our subscriptions business was impacted by dramatic reductions in the financial services community in 2008 and 2009 and the current economic crisis in general. While we did add new subscribers to all of our subscription products, cancellations exceeded these new sales. Ancillary advertising and e-commerce revenues also declined in each of the years ended December 31, 2008 and 2009.

Data and Solutions

	Year Ended December 31,
	2007	2008	2009
Revenues	$7,996	$9,334	$8,409
Percentage of total revenue	45%	48%	44%
Number of contracts	266	283	286

The decrease in data and solutions revenues for the year ended December 31, 2009 was due in large part to non-recurring data solutions revenue of approximately $574 in 2008. There was also a decrease in data licenses revenue for the year ended December 31, 2009 from the year ended December 31, 2008 due to several large cancellations.

The increase in data and solutions for the year ended December 31, 2008 from the year ended December 31, 2007 was due to the increase in the overall number of contracts as well as the addition of several one-time data solutions sales in 2008.

XBRL Filings

	Year Ended December 31,
	2007	2008	2009
Revenues	$517	$1,374	$4,151
Percentage of total revenue	3%	7%	22%

The increase in filings revenue in the year ended December 31, 2009 was related to SEC rules that require certain companies to file in XBRL beginning with the quarter ended after June 15, 2009, as well as increased exclusivity fees and XBRL conversions from companies that were not required to file with the SEC. In 2007 and 2008, we recognized revenue from upfront fees and per-filing fees as some companies began to prepare their documents in XBRL in anticipation of these rules.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, in the years ended December 31, 2007 and 2008, barter advertising expense was recorded equal to the barter advertising revenue for that period. There were no barter revenues or expenses in the year ended December 31, 2009.

Total cost of revenues for the year ended December 31, 2009 increased $1,513, or 48%, to $4,653, from $3,140 for the year ended December 31, 2008. The increase in cost of revenues was primarily attributable to a $894 increase in payroll and related expenditures and $738 increase in outside XBRL related production costs which were offset by a $144 decrease in barter advertising expenses.

Total cost of revenues for the year ended December 31, 2008 increased $121, or 4%, to $3,140, from $3,019 for the year ended December 31, 2007. The increase in cost of revenues was primarily attributable to a $370 increase in payroll and related expenditures which was partially offset by a $184 decrease in commissions related to e-commerce revenues and a $66 decrease in data costs.

GROSS PROFIT

Gross profit for the year ended December 31, 2009 decreased $1,802, or 11%, to $14,521 from $16,323 for the year ended December 31, 2008. The gross profit percentage decreased to 76% for the year ended December 31, 2009 from 84% for the year ended December 31, 2008. The decreases in the gross profit and gross profit percentages were due to lower total revenues as well as the higher cost of revenues related to XBRL filings revenues which have increased as a percentage of total revenues. The gross profit percentages will continue to decrease as lower margin XBRL filings revenues increase as a percentage of total revenues.

Gross profit for the year ended December 31, 2008 increased $1,434, or 10%, to $16,323 from $14,889 for the year ended December 31, 2007. The gross profit percentage increased slightly to 84% for the year ended December 31, 2008 from 83% for the year ended December 31, 2007. The increase in the gross profit was due to increased revenue in the year ended December 31, 2008.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2009 decreased $1,428, or 31%, to $3,117, from $4,545 for the year ended December 31, 2008, primarily due to a $993 decrease in payroll and related expenditures, a $375 decrease in advertising and marketing expenses and a $63 decrease in travel and entertainment expenses. All of these reductions resulted from cost cutting measures implemented in 2009. Sales and marketing expenses for the year ended December 31, 2008 decreased $379, or 8%, to $4,545, from $4,924 for the year ended December 31, 2007, primarily due to a $275 decrease in payroll and related expenditures and $86 decrease in stock-based compensation expense.

Development. Development expenses for the year ended December 31, 2009 decreased $2,016, or 52%, to $1,878, from $3,894 for the year ended December 31, 2008. The decrease was primarily due to a $1,010 decrease in payroll costs and a $1,002 decrease in professional fees from external vendors. Of the decrease in payroll costs, $708 was due to an increase in payroll costs that were capitalized. The remainder of the decrease results from cost cutting measures in 2009. We expect development expenses to increase as we hire additional personnel in the future. Development expenses for the year ended December 31, 2008 increased $184, or 5%, to $3,894, from $3,710 for the year ended December 31, 2007, primarily due to a $198 increase in outside development expenses related to our I-Metrix products. Increases in payroll related expenditures were offset by the capitalization of certain of those costs.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2009 decreased $328, or 4%, to $7,849, from $8,177 for the year ended December 31, 2008. The net decrease was primarily due to a $444 decrease in payroll related expenditures and a $195 decrease in professional fees which was partially offset by a $144 increase in rent, a $100 increase in payroll and property taxes and a $94 increase in stock compensation expenses. General and administrative expenses for the year ended December 31, 2008 decreased $1,446, or 15%, to $8,177, from $9,623 for the year ended December 31, 2007. The net decrease was primarily due to a $411 decrease in payroll related expenditures and a $364 decrease in stock-based compensation expense. In addition, 2007 expenses included a one-time accrual of $620 related to the settlement of a sales tax audit.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2009 increased $325, or 17%, to $2,195 from $1,870 from the year ended December 31, 2008 primarily as a result of increased amortization of capitalized development costs. Depreciation and amortization for the year ended December 31, 2008 increased $117, or 7%, to $1,870 from $1,753 from the year ended December 31, 2007 primarily as a result of increased capital expenditures.

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

	Three Months Ended
	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(UNAUDITED)
Revenue Sources:
Subscriptions	$2,228	$2,307	$2,127	$2,093	$1,829	$1,707	$1,585	$1,493
Data and solutions	2,680	2,295	2,110	2,249	2,163	2,092	2,179	1,975
XBRL filings	83	319	464	508	243	768	1,478	1,662

Total	$4,991	$4,921	$4,701	$4,850	$4,235	$4,567	$5,242	$5,130

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $2,312 for the year ended December 31, 2009, an improvement from cash used in operating activities of $229 for the year ended December 31, 2008. This was primarily due to reduced operating expenses through significant cost control measures in the year ended December 31, 2009.

Net cash used in investing activities was $1,851 for the year ended December 31, 2009 compared to $1,268 for the year ended December 31, 2008. The increase for the year ended December 31, 2009 was due to a $708 increase in capitalized product development costs which was partially offset by a decrease in capital expenditures of $117.

Net cash used in financing activities was $422 for the year ended December 31, 2009 compared to $9 for the year ended December 31, 2008. The increase was due to a $313 increase in debt payments and a $100 decrease in proceeds from option exercises for the year ended December 31, 2009.

On April 5, 2007, we entered into the Financing Agreement with Rosenthal for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2,500 to us and has additionally agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. On March 13, 2009, the ratios and covenants were further amended effective December 31, 2008. In addition, the maturity date was extended to March 30, 2011 and the renewal date was extended to March 31, 2011. We were in compliance with these ratios and covenants, as amended, at December 31, 2009 and we believe that we will be in compliance throughout 2010. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The warrant expires on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At December 31, 2009, we had cash and cash equivalents on hand of $2,101. We have no off-balance sheet arrangements at December 31, 2009. We raised net proceeds of $11.2 million through the sale of preferred stock in January 2010. We may require additional capital to fund our operations and meet our longer term revenue opportunities. There can be no assurance that such additional funding will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations, including variable rate debt and interest estimated at 8.5%, at December 31, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years
Long-term debt, including interest	$2,125	$635	$1,490	$—	$—
Operating lease obligations	3,966	990	1,668	970	338
Severance agreements	131	131	—	—	—

Total	$6,222	$1,756	$3,158	$970	$338

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an on-going basis, we evaluate our estimates, including those related to the allowance for doubtful accounts, estimated useful lives of intangible assets and the determination of restructuring obligations. We base our estimates on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that are believed to be reasonable under the circumstances.

We derive revenues from three primary sources: subscriptions to our web services, data licenses and solutions and XBRL filings. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Revenue from subscriptions also includes ancillary advertising and e-commerce revenue which is recognized as the services are provided. Revenue from data licenses is recognized over the term of the contract. Our data solutions sometimes involve some upfront one-time customization fees, along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recorded systematically over the expected customer relationship period. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided. Revenue from XBRL filings fixed fees are recognized on a ratable basis and XBRL filings per-filing fees are recognized as the services are provided. Revenue is recognized provided acceptance and delivery, if applicable, has occurred, collection of the resulting receivable is probable and no significant obligations remain. If amounts are received in advance of the services being performed, the amounts are recorded and presented as deferred revenues. Revenue is recognized net of any related state sales taxes charged and sales taxes payable are included in accrued expenses.

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

We recognize compensation expense for all employee and director stock-based compensation awards based on estimated grant date fair values. We estimate the fair value using the Black-Scholes valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. We recognize the expense on a straight-line basis over the applicable vesting period. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Upon adopting FASB ASC 718, we estimated expected forfeitures over the life of each individual award and included the impact of these expected forfeitures in stock-based compensation expense.

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

In February 2008, the FASB issued guidance within ASC Topic 820, “Fair Value Measurements and Disclosures.” This guidance within ASC Topic 820 delayed the effective date of certain provisions of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued further guidance under ASC Topic 820 specifically related to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. This guidance clarifies the application of ASC Topic 820 in determining the fair values of assets or liabilities in a market that is not active. ASC Topic 820 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2008, the FASB issued guidance within ASC Topic 260, “Earnings Per Share.” ASC Topic 260 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. ASC Topic 260 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC Topic 260 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued guidance within ASC Topic 855-10, “Subsequent Events,” updated by ASU 2010-19 relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC Topic 820 and clarifies that, where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC Topic 820. ASU 2009-05 also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of ASU 2009-05 did not have a material impact on our financial statements.

Not Yet Adopted

On September 23, 2009, the FASB ratified provisions of ASC Topic 605-25 related to revenue recognition for multiple-element arrangements. ASC Topic 605-25 amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. These provisions contained within ASC Topic 605-25 are effective for revenue arrangements entered into or which contain material modifications in fiscal years beginning on or after June 15, 2010, applied prospectively. Earlier application is permitted as of the beginning of an entity’s fiscal year. We are currently evaluating the potential impact that these provisions within ASC Topic 605-25 will have on our consolidated financial statements.

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact that these provisions within ASU 2009-13 will have on our consolidated financial statements.

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not believe that these provisions within ASU 2010-06 will have a material impact on our consolidated financial statements.

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

ITEM 9A. (T) CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of December 31, 2009, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2009. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Portions of the disclosure required under this Item 10 are incorporated by reference from our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than April 30, 2010.

Executive Officers

Our current executive officers and directors and their respective ages as of March 10, 2009 are as follows:

Name	Age	Position
Philip D. Moyer	44	President, Chief Executive Officer and Director
*John C. Ferrara	58	Chief Financial Officer
Stefan Chopin	51	Chief Technology Officer
Sue Bratone Childs	42	Executive Vice President, Marketing and Business Development

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

*	Mr. Ferrara has resigned from his position with us effective March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than April 30, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than April 30, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than April 30, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference from our proxy statement for our 2010 annual meeting of stockholders, to be filed no later than April 30, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws dated July 31, 2007 (3)

3.4	Amendment to Amended and Restated Certificate of Incorporation (4)

3.5	Certificate of Designation of Preferences of Series A Preferred Stock of EDGAR Online, Inc. (5)

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (2)

4.2	Warrant to Purchase Common Stock (1)

4.3	Rights Agreement, dated as of March 29, 2005, by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (5)

10.1	Form of Indemnity Agreement entered into between the Registrant and its Directors and senior management (6)

10.2	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (2)

10.3**	1996 Stock Option Plan (1)

10.4**	1999 Stock Option Plan (2)

10.5**	1999 Outside Directors Stock Option Plan (2)

10.6**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg (4)

10.7**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg (4)

10.8**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams (4)

10.9**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin (4)

10.10**	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof (4)

10.11	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (4)

10.14**	2005 Stock Award and Incentive Plan (7)

10.15	Amendment to Office Building Lease Agreement dated June 27, 2005 by and between 122 East 42 nd Street LLC and Registrant (8)

10.16	Lease Agreement, dated May 22, 2006, by and between Sono Equities LLC and 1122 Associates, LLC, and the Registrant (9)

10.17**	Employment Agreement dated as of April 9, 2007 between the Registrant and Philip D. Moyer (10)

Exhibit Number	Description
10.18**	Agreement and General Release between Morton Mackof and the Registrant dated May 21, 2007 (11)

10.19**	Amended and Restated Employment Agreement dated June 13, 2007 between the Registrant and Susan Strausberg (12)

10.20	Amendment to Financing Agreement dated July 25, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (12)

10.21**	Agreement and Release dated August 7, 2007 between the Registrant and Susan Strausberg (11)

10.22	Amendment to Financing Agreement dated October 30, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (3)

10.23**	Separation and Release Agreement dated January 4, 2008 between the Registrant and Greg Adams (11)

10.24	Amendment to Financing Agreement dated January 30, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant (11)

10.25**	Employment Agreement dated as of February 29, 2008 between the Registrant and John C. Ferrara (11)

10.26**	Employment Agreement dated as of March 13, 2008 between the Registrant and Stefan Chopin (11)

10.27	Financing Agreement dated as of April 5, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant. (13)

10.28	Amendment to Financing Agreement dated April 22, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant (6)

10.29**	Amendment #1 to 2005 Stock Award and Incentive Plan (14)

10.30	Services Agreement, dated as of September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (15)+

10.31**	First Amendment to Employment agreement, dated December 10, 2008, between Philip Moyer and the Registrant (16)

10.32	Amendment to Financing Agreement dated March 13, 2009 between Rosenthal & Rosenthal, Inc. and the Registrant. (17)

10.33	Amendment #2 to 2005 Stock Award and Incentive Plan, dated June 10, 2009 (18)

10.34	Amendment No. 1, dated December 30, 2009, to the Services Agreement, dated September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (19)

10.35	Renewal Agreement to Trademark License Agreement between the Registrant and the U.S. Securities and Exchange Commission, dated as of March 10, 2009(17)

21.1	Subsidiaries of EDGAR Online, Inc. *

23.1	Consent of BDO Seidman, LLP. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document***

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	filed herewith
**	Compensatory plan or arrangement
***	Submitted electronically herewith
+	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2008 and December 31, 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2007, 2008 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2008 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2008 and 2009 and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), as filed with the Commission on March 30, 1999, and incorporated by reference herein.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999, and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005, and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated by reference herein.

(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 9, 2007, and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated by reference herein.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 10, 2008, and incorporated by reference herein.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated by reference herein
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 19, 2009 and incorporated by reference herein.

(b) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-22 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2007	$388	668	(801)	$255
Year ended December 31, 2008	$255	570	(513)	$312
Year ended December 31, 2009	$312	590	(558)	$344

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
Philip D. Moyer
President and Chief Executive Officer Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PHILIP D. MOYER Philip D. Moyer	President, Chief Executive Officer and Director	March 31, 2010

/S/ JOHN C. FERRARA John C. Ferrara	Chief Financial Officer	March 31, 2010

/S/ MARK MAGED Mark Maged	Chairman of the Board of Directors	March 31, 2010

/S/ JOHN CONNOLLY John Connolly	Director	March 31, 2010

/S/ ELISABETH DEMARSE Elisabeth DeMarse	Director	March 31, 2010

/S/ RICHARD L. FEINSTEIN Richard L. Feinstein	Director	March 31, 2010

/S/ DOUGLAS K. MELLINGER Douglas K. Mellinger	Director	March 31, 2010

/S/ WILLIAM J. O’NEILL JR. William J. O’Neill Jr.	Director	March 31, 2010

/S/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 31, 2010

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Norwalk, Connecticut

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ BDO SEIDMAN, LLP
BDO Seidman, LLP
New York, New York
March 31, 2010

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	DECEMBER 31, 2008	DECEMBER 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,062	$2,101
Short-term investments	220	222
Accounts receivable, less allowance for doubtful accounts of $312 at December 31, 2008 and $344 at December 31, 2009	2,570	2,360
Other current assets	254	248

Total current assets	5,106	4,931
Property and equipment, net	1,826	2,726
Goodwill	2,189	2,189
Intangible assets, net	2,952	1,706
Other assets	933	631

Total assets	$13,006	$12,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$824	$803
Accrued expenses	1,583	1,743
Deferred revenues	4,239	3,370
Current portion of long-term debt	438	500

Total current liabilities	7,084	6,416
Long-term debt	1,885	1,408
Other long-term liabilities	333	250

Total liabilities	9,302	8,074
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 authorized at December 31, 2008 and 2009, 27,554,713 shares issued and 26,505,818 shares outstanding at December 31, 2008 and 27,846,902 shares issued and 26,855,150 shares outstanding at December 31, 2009	276	279
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	73,092	74,347
Accumulated deficit	(67,836)	(68,786)
Treasury stock, at cost, 1,048,895 at December 31, 2008 and 991,752 at December 31, 2009	(1,828)	(1,731)

Total stockholders’ equity	3,704	4,109

Total liabilities and stockholders’ equity	$13,006	$12,183

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2007	2008	2009
Revenues:
Subscriptions	$9,395	$8,755	$6,614
Data and solutions	7,996	9,334	8,409
XBRL filings	517	1,374	4,151

	17,908	19,463	19,174
Cost of revenues	3,019	3,140	4,653

Gross profit	14,889	16,323	14,521

Operating expenses:
Sales and marketing	4,924	4,545	3,117
Product development	3,710	3,894	1,878
General and administrative	9,623	8,177	7,849
Restructuring and severance charges	2,011	40	57
Amortization and depreciation	1,753	1,870	2,195

	22,021	18,526	15,096

Loss from operations	(7,132)	(2,203)	(575)
Interest income	142	37	—
Interest expense	(373)	(493)	(375)

Net loss	$(7,363)	$(2,659)	$(950)

Net loss per share—basic	$(0.28)	$(0.10)	$(0.04)

Net loss per share—diluted	$(0.28)	$(0.10)	$(0.04)

Weighted average shares outstanding—basic	26,023	26,387	26,760

Weighted average shares outstanding—diluted	26,023	26,387	26,760

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL
Balance at December 31, 2006	26,989,586	$270	1,230,804	$(2,132)	$69,606	$(57,814)	$9,930
Net loss	—	—	—	—	—	(7,363)	(7,363)
Exercise of stock options	378,718	4	—	—	285	—	289
Stock-based compensation	—	—	—	—	1,542	—	1,542
Equity based severance charges	—	—	—	—	465	—	465
Restricted stock issued	10,500	—	—	—	52	—	52
Treasury stock issued	—	—	(112,861)	173	(173)	—	—
Warrants issued in connection with long-term debt	—	—	—	—	125	—	125

Balance at December 31, 2007	27,378,804	274	1,117,943	(1,959)	71,902	(65,177)	5,040
Net loss	—	—	—	—	—	(2,659)	(2,659)
Exercise of stock options	86,742	1	—	—	115	—	116
Stock-based compensation	—	—	—	—	1,207	—	1,207
Restricted stock issued	89,167	1	—	—	(1)	—	—
Treasury stock issued	—	—	(69,048)	131	(131)	—	—

Balance at December 31, 2008	27,554,713	276	1,048,895	(1,828)	73,092	(67,836)	3,704
Net loss	—	—	—	—	—	(950)	(950)
Exercise of stock options	20,000	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	1,339	—	1,339
Restricted stock issued	272,189	3	—	—	(3)	—	—
Treasury stock issued	—	—	(57,143)	97	(97)	—	—

Balance at December 31, 2009	27,846,902	$279	991,752	$(1,731)	$74,347	$(68,786)	$4,109

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2007	2008	2009
Cash flow from operating activities:
Net loss	$(7,363)	$(2,659)	$(950)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of capitalized product costs	218	218	218
Amortization of intangible assets	1,246	1,246	1,246
Amortization of deferred financing costs and discount	91	121	67
Equity based severance charges	465	—	—
Depreciation	507	624	949
Stock-based compensation	1,594	1,207	1,339
Provision for losses on trade accounts receivable	668	570	590
Changes in assets and liabilities:
Accounts receivable	(917)	(341)	(380)
Accounts payable and accrued expenses	1,512	(1,015)	139
Other long-term payables	463	(304)	(83)
Deferred revenues	258	123	(869)
Other, net	(18)	(19)	46

Total adjustments	6,087	2,430	3,262

Net cash (used in) provided by operating activities	(1,276)	(229)	2,312

Cash flow from investing activities:
Capital expenditures	(567)	(511)	(394)
Capitalized product development costs	—	(747)	(1,455)
Short-term investments	(5)	(10)	(2)

Net cash used in investing activities	(572)	(1,268)	(1,851)

Cash flow from financing activities:
Proceeds from notes payable	2,500	—	—
Payments of notes payable	—	(125)	(438)
Deferred financing costs	(238)	—	—
Proceeds from exercise of stock options and warrants	289	116	16

Net cash provided by (used in) financing activities	2,551	(9)	(422)

Net increase (decrease) in cash and cash equivalents	703	(1,506)	39
Cash and cash equivalents at beginning of year	2,865	3,568	2,062

Cash and cash equivalents at end of year	$3,568	$2,062	$2,101

Supplemental disclosure of cash flow information:
Cash paid for interest	$176	$219	$190
Supplemental disclosure of non-cash information:
Warrant issued in connection with long-term debt	$125	$—	$—

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

We derive revenues from three primary sources: subscriptions to our web services, data and solutions and XBRL filings. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Subscriptions revenue also includes ancillary advertising and e-commerce revenue which are recognized as the services are provided. Revenue from data licenses is recognized over the term of the contract. Our data solutions sometimes involve upfront one-time customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. We recognize XBRL filings revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided.

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

(c) BARTER TRANSACTIONS

Barter advertising revenue relates to advertising placed on the Company’s web site by other Internet companies in exchange for the Company’s advertising placed on their web sites. Barter expenses reflect the

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

expense offset to barter revenue. The amount of barter advertising revenue and expense is recorded at the estimated fair value of the services received or the services provided, whichever is more objectively determinable, in the month that banners are exchanged. The Company recognizes barter revenues only to the extent that the Company has similar cash transactions within a period not to exceed six months prior to the date of the barter transaction. Barter revenues and expenses totaled $139, $144 and $0 in the years ended December 31, 2007, 2008, and 2009, respectively.

(d) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $416 and $198 at December 31, 2008 and 2009, respectively. Related amortization expense, included in cost of revenues, totaled $218 in each of the years ended December 31, 2007, 2008 and 2009.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (previously Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $725 and $1,784 at December 31, 2008 and December 31, 2009, respectively. Related amortization expense totaled $0, $22 and $396 in the years ended December 31, 2007, 2008 and 2009, respectively.

(e) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments, such as money market accounts or CD’s with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short-term investments. Short-term investments at December 31, 2008 include a CD for $220 which accrues interest at 2% and matured in May 2009. Short-term investments at December 31, 2009 include a CD for $222 which accrues interest at 1% and matures in May 2010.

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

The goodwill is substantially related to the acquisition of Financial Insight Systems, Inc. (“FIS”) in October 2000. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2009.

(j) ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $142, $275 and $243 for the years ended December 31, 2007, 2008 and 2009, respectively.

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

The provisions of ASC Topic 740-10 (previously FIN 48) were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2008 and 2009 and reached the same conclusion. In certain cases, the Company’s uncertain tax

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008 and 2009, the Company had no accrued interest or penalties.

(l) STOCK-BASED COMPENSATION

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (previously SFAS No. 123 (R), “Share-Based Payment”). The Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been primarily comprised of stock options, based on estimated grant date fair values.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, the estimated forfeiture rate is applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. The Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures of $182, $230, and $165 in stock-based compensation expense for the years ended December 31, 2007, 2008 and 2009, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2007, 2008 and 2009 was as follows:

	2007	2008	2009
Cost of revenues	$41	$49	$51
Sales and marketing	424	338	371
Development	98	150	153
General and administrative	1,031	670	764

Total expense	$1,594	$1,207	$1,339

Expense per share	$(0.06)	$(0.05)	$(0.05)

The estimated per share weighted average grant-date fair values of stock options granted during the years ended December 31, 2007, 2008 and 2009 were $2.35, $1.51 and $0.99 respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2007	2008	2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected average volatility	86%	76%	74%
Risk-free interest rate	3.47-4.94%	2.54-3.86%	1.92-2.04%
Expected life in years	6	6	6

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

•

Expected life—calculated using the “simplified method” in accordance with SAB 107 for 2007 and calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience in 2008 and 2009.

(m) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. No customer accounted for more than 10% of accounts receivable at December 31, 2008. R.R. Donnelley accounted for 27% of accounts receivable at December 31, 2009. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2009.

R.R. Donnelley comprised 3%, 7% and 22% of the Company’s total revenue during 2007, 2008 and 2009, respectively. NASDAQ comprised 8%, 10% and 6% of the Company’s total revenue during 2007, 2008 and 2009, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during 2007, 2008 or 2009. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2008 and 2009, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 3,343,973, 3,732,772 and 3,883,048 for the years ended December 31, 2007, 2008 and 2009, respectively.

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

In February 2008, the FASB issued guidance within ASC Topic 820, “Fair Value Measurements and Disclosures.” This guidance within ASC Topic 820 delayed the effective date of certain provisions of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued further guidance under ASC Topic 820 specifically

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

related to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820. This guidance clarifies the application of ASC Topic 820 in determining the fair values of assets or liabilities in a market that is not active. ASC Topic 820 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2008, the FASB issued guidance within ASC Topic 260, “Earnings Per Share.” ASC Topic 260 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. ASC Topic 260 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC Topic 260 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued guidance within ASC Topic 855-10, “Subsequent Events,” updated by ASU 2010-19 relating to subsequent events. This guidance establishes principles and requirements for subsequent events. This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. This guidance also provides guidelines for evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.

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

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact that these provisions within ASU 2009-13 will have on its consolidated financial statements.

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the potential impact that these provisions within ASU 2010-06 will have on its consolidated financial statements.

(3) GOODWILL AND OTHER INTANGIBLES

There were no changes to the carrying amount of goodwill in the years ended December 31, 2008 and 2009. Other intangible assets consist of the following:

	December 31, 2008		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other intangible assets:
Accumulated know-how	$9,460	$7,788	$9,460	$8,700
Customer based intangibles	4,496	3,216	4,496	3,550

	$13,956	$11,004	$13,956	$12,250

The weighted average useful life of accumulated know-how and customer based intangibles is 9.5 years and 10.9 years, respectively. Amortization of other intangible assets was $1,246 in each of the years ended December 31, 2007, 2008 and 2009. The annual amortization expense expected for each of the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is $1,094, $334, $278, $0 and $0, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(4) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2009 is summarized as follows:

	DECEMBER 31,
	2008	2009	ESTIMATED USEFUL LIVES
Equipment	$5,291	$5,548	3 - 5 years
Furniture and fixtures	516	533	7 years
Purchased software	727	734	3 years
Software development costs	1,465	2,920	3 years
Leasehold improvements	489	602	3 - 7 years

Subtotal	8,488	10,337
Less accumulated depreciation and amortization	(6,662)	(7,611)

Total	$1,826	$2,726

Depreciation and amortization expense for the years ended December 31, 2007, 2008 and 2009 was $507, $624 and $949, respectively. There were no disposals in the years ended December 31, 2007, 2008 or 2009.

(5) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2008 and 2009:

	DECEMBER 31,
	2008	2009
Compensation and related benefits	$860	$1,086
Severance accrual (i)	340	128
Professional fees	318	439
Other	65	90

Total	$1,583	$1,743

(i)	See note 6 for further discussion of severance costs

(6) SEVERANCE COSTS

In 2007, the Company terminated the employment agreements of Morton Mackof, the Company’s former Executive Vice President, Sales, Marc Strausberg, former Chairman of the Board of Directors, and Susan Strausberg, former CEO and Chairman of the Board. In addition, the employment agreement between the Company and Greg D. Adams, former COO and CFO, was not renewed. Also during 2007, the Company effected a workforce reduction. As a result, the Company recorded $2,011 of severance costs in 2007. As part of the employment and/or severance agreements, all options held by these executives vested immediately. As a result, additional-paid-in-capital was increased by $465 in the year ended December 31, 2007 to recognize previously unrecognized stock compensation remaining from the original grant date valuation of the options.

At December 31, 2009, there were $128 of severance costs included in accrued expenses.

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

The Financing Agreement, as amended on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth. On April 22, 2008, these amounts were amended effective as of December 31, 2007. On March 13, 2009, these amounts were amended effective as of December 31, 2008. The Company was in compliance with the amended terms at December 31, 2009.

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

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At December 31, 2009, $500 was classified as the current portion of long-term debt and $1,408 was classified long-term debt. There were $55 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of December 31, 2009. Interest expense under the Agreement, totaled $396 and $322 for the years ended December 31, 2008 and 2009, respectively, and included $121 and $67, respectively, of amortization of deferred financing costs and warrant discount.

(8) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2009, the Company has approximately $40,000 in federal net operating losses, which will expire between 2011 and 2029, and approximately $38,000 of state net operating loss carry forwards, which will expire between 2010 and 2027.

The Company did not record any provision for income taxes for the years ended December 31, 2007, 2008 or 2009 due to net operating loss carryforwards and changes in the federal valuation allowance.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2008 and 2009 are as follows:

	2008	2009
Deferred tax assets:
Net operating loss carry forwards	$15,982	$15,876
Severance costs	187	51
Accruals and other, net	307	410
Stock compensation expense	400	632

Total deferred tax assets	16,876	16,969
Federal and state valuation allowance	(15,647)	(16,239)

Net deferred tax assets	$1,229	$730

Deferred tax liabilities:
Identifiable intangibles	$(1,229)	$(730)

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards is subject to limitations based on past and future changes in ownership of the Company. The Company has determined that it has experienced multiple ownership changes since inception. The Company does not believe that these changes in ownership will restrict its ability to use its losses and credits within the carry forward period.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(9) STOCKHOLDERS’ EQUITY

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2006	7,631	$21.98
Issued (see note 7)	100,000	2.81
Exercised	—	—
Cancelled	(2,249)	$21.98

Outstanding at December 31, 2007	105,382	$3.79
Issued	—	$—
Exercised	—	—
Cancelled	(5,382)	$21.98

Outstanding at December 31, 2008	100,000	$2.81
Issued	—	—
Exercised	—	—
Cancelled	—	$—

Balance at December 31, 2009	100,000	$2.81

The weighted average contractual life of warrants outstanding at December 31, 2008 and 2009 was 1.33 and 0.33 years, respectively.

(10) STOCK PLANS

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2006	3,058,638	$2.32
Issued	403,500	$3.03
Exercised	(378,718)	$0.76
Cancelled	(188,496)	$3.19

Outstanding at December 31, 2007	2,894,924	$2.57
Issued	786,500	$2.21
Exercised	(86,742)	$1.34
Cancelled	(232,466)	$3.32

Outstanding at December 31, 2008	3,362,216	$2.47
Issued	514,230	$1.05
Exercised	(20,000)	$0.79
Cancelled	(243,084)	$4.48

Outstanding at December 31, 2009	3,613,362	$2.12	6.03	$431

Exercisable at December 31, 2009	2,576,795	$2.29	5.20	$207

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2009. During the years ended December 31, 2007, 2008 and 2009, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $839, $88 and $4, respectively, determined as of the date of exercise. Cash received from option exercises for the years ended December 31, 2007, 2008 and 2009 was $289, $116 and $16, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In addition, the Company granted restricted shares under the 2005 Plan during the years ended December 31, 2007, 2008 and 2009. The Company also granted restricted shares out of treasury to Philip D. Moyer, our President and CEO during the year ended December 31, 2007. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2006	—	—
Granted under 2005 Plan	137,500	$3.05
Granted from treasury shares	329,528	$2.87
Vested	(123,361)	$2.86
Cancelled	—	—

Non-vested at December 31, 2007	343,667	$2.92
Granted under 2005 Plan	95,904	$2.55
Granted from treasury shares	—	—
Vested	(158,215)	$2.83
Cancelled	(10,800)	$2.88

Non-vested at December 31, 2008	270,556	$2.82
Granted under 2005 Plan	228,462	$1.10
Granted from treasury shares	—	—
Vested	(329,332)	$1.71
Cancelled	—	—

Non-vested at December 31, 2009	169,686	$2.47	$255

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at December 31, 2009. During the year ended December 31, 2009, the aggregate intrinsic value of shares vested was $354, determined based on the market price of the Company’s common stock on the respective vesting date.

As of December 31, 2009, there was $840 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 0.94 years. In addition, there was $221 of total unrecognized compensation related to nonvested shares granted from treasury which will be recognized over 0.80 years.

At December 31, 2009, 1,428,185 shares are available for grant under the Company’s 2005 Plan.

(11) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, and Rockville, Maryland for its primary offices. Rent expense totaled $975, $1,058 and $1,202 for the years ended December 31, 2007, 2008, and 2009, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Future minimum payments under these operating leases as of December 31, 2009 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2010	990
2011	934
2012	734
2013	466
2014	504
Thereafter	338

Total	$3,966

(12) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2009:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Year Ended December 31, 2008
Net revenues	$4,991	$4,921	$4,701	$4,850
Gross profit	$4,193	$4,140	$4,056	$3,934
Loss from operations	$(615)	$(551)	$(629)	$(408)
Net loss	$(705)	$(687)	$(750)	$(517)
Net loss per share—basic (i)	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Net loss per share—diluted (i)	$(0.03)	$(0.03)	$(0.03)	$(0.02)
Weighted average shares outstanding—basic	26,279	26,363	26,407	26,499
Weighted average shares outstanding—diluted	26,279	26,363	26,407	26,499
Year Ended December 31, 2009
Net revenues	$4,235	$4,567	$5,242	$5,130
Gross profit	$3,084	$3,386	$4,095	$3,956
Income (loss) from operations	$(987)	$(292)	$451	$253
Net income (loss)	$(1,097)	$(383)	$360	$170
Net income (loss) per share—basic (i)	$(0.04)	$(0.01)	$0.01	$0.01
Net income (loss) per share—diluted (i)	$(0.04)	$(0.01)	$0.01	$0.01
Weighted average shares outstanding—basic	26,659	26,759	26,775	26,848
Weighted average shares outstanding—diluted	26,659	26,759	27,437	27,264

(i)	Net loss per share data is computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(13) SUBSEQUENT EVENTS

On January 28, 2010, the Company issued 120,000 shares of Series B Convertible Preferred Stock, at $100 per share, to Bain Capital Ventures, in exchange for $12,000. The net proceeds to the Company, after investment banking fees, legal and other closing costs, were approximately $11,200. The Series B Preferred Stock will accrue equity dividends at a rate of 11.44% per year for the next five years. Thereafter, no further dividends will accrue. The dividends will be cumulative, whether or not declared, and will compound annually. The Series B Preferred Stock is convertible into the common stock of the Company at a price of $1.10 per share of common stock. The Series B Preferred Stock may be converted at any time, except that the Series B Preferred Stockholders may not convert their shares into common stock if such conversion then represents in excess of 19.9% of the company’s voting stock without shareholder approval. The Company intends to use the funds received in this capital raise to pay off its debt, and ramp up its investments in personnel, infrastructure, software and hardware.