Form 10-K/A
period 2009-12-31
EDGAR ONLINE INC
filed 2010-04-30
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 31, 2010, EDGAR Online, Inc. (“Company,” “we,” “us,” “our” and EDGAR Online) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement for its 2010 annual meeting of stockholders (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A only amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), Item 14 (Principal Accounting Fees and Services) and Part IV, Item 15 (Exhibits, Financial Statement Schedules). All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, this Form 10-K/A contains new certifications by our principal executive officer and our principal financial and accounting officer, filed as exhibits hereto.

EDGAR ONLINE, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors, our nominees for director at our upcoming annual meeting of stockholders and executive officers and their respective ages are as follows:

Directors

Certain information about each of eight current directors and the seven nominees (including the two nominees to be elected by the holders of the Series B Preferred, as contemplated by our Amended and Restated Bylaws) is set forth below. With respect to each of the nominees, this information sets forth the experience, qualifications, attributes and skills that led the Nominating Committee to recommend these candidates for nomination, and the Board of Directors to conclude that these nominees should serve as members of our Board of Directors. Each nominee (except Alfred R. Berkeley, III) has served continuously as a member of the Board of Directors since his first election as indicated below.

Name	Age	Position	Director Since
Philip D. Moyer +	44	President, Chief Executive Officer and Director	2007
Mark Maged (1) +	78	Chairman of the Board	1999
Alfred R. Berkeley, III +	65	Nominee for Director	N/A
Elizabeth DeMarse (1)(2)(3)	56	Director	2004
John M. Connolly +	58	Director	2010
Richard L. Feinstein (1)(3) +	66	Director	2003
Douglas Mellinger (2)	44	Director	2006
William J. O’Neill, Jr. (2)(3) +	67	Director	2007
Jeffrey Schwartz (1)(2) +	45	Director	2010

+	A nominee for election at our upcoming annual meeting of stockholders.
*	A nominee for election solely by the holders of our Series B Convertible Preferred Stock.
(1)	Member of the Nominating Committee
(2)	Member of the Compensation Committee
(3)	Member of the Audit Committee

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

Mark Maged has been a member of the Board of Directors since March 1999 and became Chairman in July 2007. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the U.S. and internationally. Earlier in his career he was Chief Executive of Schroders, Incorporated, the U.S. arm of the international merchant bank, Schroders Plc. and also a member of the Board and Group Management Committee of Schroders Plc. Mr. Maged received a B.S.S. from the College of the City of New York and an M.A. and L.L.B. from Harvard University.

Alfred R. Berkeley, III is currently the Chairman of Pipeline Financial Group, Inc., the parent of Pipeline Trading Systems, L.L.C., an equity trading brokerage service. Prior to that, he was Vice Chairman of The NASDAQ Stock Market, Inc. from July 2000 through July 2003 and President from 1996 until 2000. Mr. Berkeley was the Chairman of XBRL US, the non-profit organization established to set data standards for the modernization of the SEC’s EDGAR reporting system until 2008 and is now on its Board of Directors. He also is currently a director of ACI Worldwide, Inc., a payment services software company, a position he has held since 2008. Mr. Berkeley is the Vice Chairman of the President’s National Infrastructure Advisory Council and from 2003 to 2009, served as Vice Chairman of the Nomination Evaluation Committee for the National Medal of Technology and Innovation which makes candidate recommendations to the Secretary of Commerce. Mr. Berkeley received a B.A. from the University of Virginia and an M.B.A. from the Wharton School at the University of Pennsylvania.

John M. Connolly has been a member of the Board of Directors since January 2010. Mr. Connolly is currently an Operating Partner of Bain Capital Ventures, the Boston-based venture capital affiliate of Bain Capital, a private investment firm with approximately $65 billion of assets under management worldwide. Prior to joining Bain Capital Ventures in 2009, Mr. Connolly was President, Chief Executive Officer, and Chairman of M|C Communications, a company that is the leading provider of continuing medical education in the United States. Prior to M|C, from 2004 through March 2007, Mr. Connolly was President and Chief Executive Officer of Institutional Shareholder Services, a subsidiary of RiskMetrics, which provides proxy voting, corporate governance, compliance, and risk management solutions. Mr. Connolly received his B.A. from St. Norbert College and also his Executive Education Degree from the Executive Education Program at INSEAD which is located in Fontainebleau, France.

Elisabeth DeMarse has been a member of the Board of Directors since November 2004. Ms. DeMarse is Chief Executive Officer and President of Creditcards.com, an Internet based provider of consumer credit card offerings. Ms. DeMarse is a director at ZipRealty, Inc., an Internet real estate brokerage firm since 2005 and All Star Directories, Inc., a privately held, online student recruitment company since 2006. Ms. DeMarse was a member of the Board of Directors of Heska Corporation from 2004 until May 2007, YP Corp from 2005 until August 2007, Stockgroup Information Systems from 2005 to June 2006, and Incredimail LTD from 2006 to March 2007. Ms. DeMarse served as President and Chief Executive Officer of Bankrate Inc., an Internet based consumer banking marketplace from 2000 to April 2004. Ms. DeMarse has also served as Executive Vice President of International Operations at Hoover’s, Inc., which operates Hoover’s Online. Prior to her focus in the Internet sector, Ms. DeMarse spent ten years at Bloomberg L.P. in various leadership positions, and over four years at Western Union marketing telecommunications services. Ms. DeMarse holds an A.B. cum laude from Wellesley College, and an M.B.A. from Harvard with an emphasis on marketing. Ms. DeMarse is a member of The Committee of 200.

Richard L. Feinstein has been a member of the Board of Directors since April 2003. Mr. Feinstein, a retired partner of KPMG LLP, is currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc. (OTCBB: IMTL) a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Since September 2009, Mr. Feinstein has served on the Board and as Chief Financial Officer of USA Fitness Corps, a startup not-for-profit organization, engaged in fighting childhood obesity through physical fitness and nutrition education, coached, mentored and trained by returning military veterans. Beginning in February 2010, Mr. Feinstein has served on the Board (Chair of the Audit Committee) of ‘mktg, inc.’ (Nasdaq:cmkg), an integrated sales promotional and marketing services company. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

Douglas K. Mellinger has been a member of the Board of Directors since February 2006. Since August 2001, Mr. Mellinger has been Vice-Chairman and Co-Founder of Foundation Source, a provider of support services for private foundations. Prior to assuming his full-time responsibilities with Foundation Source, from July 2000 to August 2001, Mr. Mellinger was a partner with Interactive Capital Partners, an investor and investment banker for early-stage technology companies. Mr. Mellinger is also the founder of Enherent (NASDAQ:ENHT), a global software development and services company, where he served as Chief Executive Officer from August 1989 to June 1999, Chairman of the Board from July 1999 to October 2000, and is currently a director. Mr. Mellinger has served as both the national and international director of the Association of Collegiate Entrepreneurs. Mr. Mellinger is Entrepreneur in Residence at Clark University. In addition, Mr. Mellinger helped found the Young Entrepreneurs’ Organization, and served as its international president in 1997 and 1998. Mr. Mellinger is a graduate of Syracuse University.

William J. O’Neill, Jr. has been a member of the Board of Directors since June 2007. He is currently the Dean of the Sawyer Business School at Suffolk University in Boston, Massachusetts. Prior to this appointment, Mr. O’Neill spent thirty years (1969-1999) with the Polaroid Corporation where he held the positions of Executive Vice President of the Corporation, President of Corporate Business Development and Chief Financial Officer. Mr. O’Neill was also previously a Senior Financial Analyst at Ford Motor Company. Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute and is currently a member of the Massachusetts Bar Association as well as a member of the Board of Directors of the Greater Boston Chamber of Commerce. Mr. O’Neill is Chairman of the Board of AdvanSource Biomaterials (AMEX: ASB) and has been a director there since 2004. Mr. O’Neill is currently a director of Concord Camera Corp. (NASDAQ: LENS). Mr. O’Neill earned a B.A. at Boston College in mathematics, an M.B.A. in finance from Wayne State University and a J.D. from Suffolk University Law School.

Jeffrey Schwartz has been a member of the Board of Directors since January 2010. Mr. Schwartz is a Founding Partner and Managing Director of Bain Capital Ventures, the Boston-based venture capital affiliate of Bain Capital, a private investment firm with approximately $65 billion of assets under management worldwide. Mr. Schwartz’s current and past portfolio company Board responsibilities include Appriss, Gamelogic, Nomis Solutions, Profitlogic (sold to ORCL), Regulatory Data Corporation, Soleil Securities, Taleo (NASDAQ; TLEO), Thor Technologies (sold to ORCL), LogicSource, and The Receivables Exchange. Prior to joining Bain Capital at the beginning of 2000, Mr. Schwartz was a portfolio manager at Wellington Management Company where he managed public equity funds. He also served in the Equity Capital Markets Group of Merrill Lynch. Mr. Schwartz serves on the Board of Noble and Greenough School and MetroLacrosse. He received a bachelor’s degree in economics from Dartmouth College and a M.B.A. from Harvard Business School.

Executive Officers

Name	Age	Position
Philip D. Moyer	44	President, Chief Executive Officer and Director
Ronald Fetzer	46	Interim Chief Financial Officer
Diana Bourke	56	Chief Operations Officer
Stefan Chopin	51	Chief Technology Officer
Sue Bratone Childs	42	Executive Vice President, Marketing and Business Development

Philip D. Moyer: Please see Mr. Moyer’s full biography under Directors, above.

Ronald Fetzer joined us as Interim Chief Financial Officer on April 12, 2010. From July 2007 through December 2009, Mr. Fetzer was Vice President of NexCen Brands, Inc. (NEXC.PK), an intellectual property management and franchising company. From November 1999 to June 2007, Mr. Fetzer was Chief Financial Officer at Bill Blass, Ltd., a luxury fashion manufacturing and licensing firm. He currently serves on the Boards of Directors of General Bearing Corp. (GNRL.PK), a manufacturer and importer of bearings and components, and Synergx Systems, Inc. (SYNX.PK), a provider of security and fire safety systems. Mr. Fetzer received an MBA in International Finance from Baruch College in 1991 and a BA in Accounting from Queens College in 1985.

As NexCen Brands, Inc. disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, on July 11, 2008, NexCen Brands, Inc. acquired all of the membership interests of Bill Blass, Ltd. LLC, a limited liability company that owned and operated the Bill Blass couture business (“Bill Blass Couture”) pursuant to a royalty-free license. Starting in January 2008, NexCen Brands, Inc.made loans, advances and investments of approximately $2.2 million to Bill Blass Couture. Following the sale of the Bill Blass licensing business, on December 31, 2008, Bill Blass Couture (which remained an indirect subsidiary of NexCen Brands, Inc.) filed for liquidation under Chapter 7 of the United States Bankruptcy Code. NexCen Brands, Inc. did not recover any of the $2.2 million of loans, advances or investments to Bill Blass Couture.

Diana Bourke joined us as Chief Operations Officer in March 2010. Prior to this appointment, Ms. Bourke was President and Chief Executive Officer of Inveshare Inc., formerly known as Swingvote Inc. Prior to joining Inveshare Inc., Ms. Bourke was the Executive Vice President and General Manager of Voting and Transaction Processing Services for Institutional Shareholder Services (“ISS”) from 2004 to 2007. Before joining ISS in 2004, Ms. Bourke had over 25 years business experience with a focus on technology and operations in a variety of industries. Ms. Bourke is currently a Member of the Board of Trustees of Trudeau Institute, a research institute specializing in basic research regarding the human immune system with a special focus on tuberculosis, located in Saranac Lake, New York. Ms. Bourke holds a B.A. in Economics and Philosophy and graduated Summa Cum Laude, Phi Beta Kappa from the University of Notre Dame.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and any person or entity who own more than 10% of a registered class of our Common Stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding Common Stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our executive officers and directors (except for Mr. Connolly and Mr. Schwartz who prepare their own filings) based on the information provided by them. Based solely on review of this information, we believe that, during 2009, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Code of Ethics

We have adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer and senior financial officers and a written Code of Conduct (the “Code of Conduct”) that applies to all our directors, officers and employees.

A copy of the Code of Ethics and the Code of Conduct is available on our web site at www.edgar-online.com and print copies are available to any stockholder that requests a copy. Any amendment to the Code of Ethics or the Code of Conduct or any waiver of the Code of Ethics or the Code of Conduct will be disclosed on our web site promptly following the date of such amendment or waiver.

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the accountants, the performance of the independent registered public accounting firm and the Company’s accounting practices. The members of the Audit Committee currently are Ms. DeMarse and Messrs. Feinstein, and O’Neill, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent.” The Audit Committee also includes at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with U.S. Securities and Exchange Commission (“SEC”) rules, including that the person meets the relevant definition of an “independent director.”

Richard L. Feinstein, the Chairman of the Audit Committee, is the independent director who has been determined by our Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Feinstein’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Feinstein any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. The Board of Directors has also determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. The Audit Committee held eight meetings during 2009. On June 12, 2000, the Board of Directors adopted a charter for the Audit Committee. Subsequently, on March 23, 2004, the Board of Directors adopted an Amended and Restated Audit Committee Charter, a copy of which is available on our website at www.edgar-online.com.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Our Compensation Committee (for purposes of this analysis, the “Committee”) of the Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Committee works to ensure that the total compensation paid to the Named Executive Officers (as defined in the Summary Compensation Table below) is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Committee believes that the compensation programs for executive officers should reflect our performance and the value created for our stockholders. In addition, the Committee believes that the compensation program should support our short-term and long-term strategic goals and values and should reward individual contributions to our success. The Committee works to ensure that the executive compensation policies and plans provide the necessary total remuneration program to properly align our performance with the interests of our stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

Our overall compensation philosophy is to provide a total compensation package that is competitive and enables us to attract, motivate, reward and retain key executives and other employees who have the skills and experience necessary to promote our short and long-term financial performance and growth.

The Committee recognizes the critical role of our executive officers in the significant growth and success of the Company. Accordingly, our executive compensation policies are designed to: (1) align the interests of executive officers and stockholders by encouraging stock ownership by executive officers and by making a significant portion of executive compensation dependent upon our financial performance; (2) provide compensation that will attract and retain talented professionals; (3) reward individual results through base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various other benefits; and (4) manage compensation based on skill, knowledge, effort and responsibility needed to perform a particular job successfully.

In its review of salary, bonuses and long-term incentive compensation for our executive officers, the Committee takes into account both the position and expertise of a particular executive, as well as the Committee’s understanding of the competitive compensation for similarly situated executives in the Company’s industry.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the Named Executive Officers. Decisions regarding the compensation of other officers and employees are made by our President and Chief Executive Officer and our Chief Financial Officer.

Our President and Chief Executive Officer and our Chief Financial Officer annually review the performance of each Named Executive Officers (except that of our Chief Financial Officer who is reviewed by our President and Chief Executive Officer, and that of our President and Chief Executive Officer, whose performance is reviewed solely by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to such executives.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual and long-term incentive-based cash and non-cash executive compensation to motivate our executives to achieve the business goals set by us and reward the executives for achieving such goals. A percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash and non-cash, or short-term and long-term incentive compensation. Rather, the Committee reviews all relevant information to determine the appropriate level and mix of incentive compensation. Income from such incentive compensation is realized as a result of the performance of the Company or the individual, depending on the type of award, compared to established goals.

Compensation Consultant

In 2009, the Company, at the direction of the Compensation Committee, engaged Compensia, a California-based management consulting firm that provides executive advisory services to compensation committees and senior management of knowledge based companies. The nature and scope of Compensia’s engagement included (i) the development of an executive compensation peer group of companies of comparable size and industry to the Company, (ii) an assessment of the Company’s executive compensation programs based on an analysis of the peer group information and best practices based on client experience and data from Compensia’s proprietary data base and (iii) conducting a competitive executive compensation market analysis. The competitive executive compensation market analysis covered five senior positions and included direct comparison to industry and peer group data and included consideration of current and projected retention value of executive’s equity holdings. Compensia was directed to report to the Compensation Committee, take direction from the Compensation Committee Chairman and not engage directly with management on compensation or other projects unless in accordance with the scope of the engagement.

2009 Executive Compensation Components

For 2009, the principal components of compensation for the Named Executive Officers were:

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

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of the Named Executive Officers are based on the Committee’s assessment of the individual’s performance.

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

The overall assessment of the achievement of each Named Executive Officer’s goal determines the percent of the target award that will be paid to the executive as an annual incentive award.

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

Performance-based incentive compensation was awarded to Philip D. Moyer, Stefan Chopin and Sue Bratone Childs for services rendered in 2009 based upon increased revenues and improved EBITDA in 2009 as compared to 2008

Long-Term Compensation

The Committee believes that equity-based compensation in the form of stock options and restricted stock links the interests of executives with the long-term interests of our stockholders, encourages executives to remain in our employ and maintains competitive levels of total compensation. We grant stock options and restricted stock in accordance with the 2005 Plan. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock grants, and deferred stock grants. We have not granted any appreciation rights or deferred stock grants under the 2005 Plan.

The Board of Directors’ goal is to tie the stockholders’ interest securely with that of the Company’s officers, employees and directors, so that the financial performance of the Company is directly linked to compensation and recipients of grants pursuant to the 2005 Plan are increasingly motivated to perform at their optimal level. Stock options are granted based on a number of factors, including the individual’s level of responsibility, the amount and term of options already held by the individual, the individual’s contributions to the achievement of performance goals, and industry practices and norms. Stock options are generally awarded on an annual basis and, from time to time, when employees are hired or promoted. All options granted to the Named Executive Officers and other employees are approved by the Committee.

Stock options and restricted stock are awarded at Nasdaq’s closing price of our Common Stock on the date of the grant. The majority of the options granted by the Committee vest at a rate of 33 1/3% per year over the first three years of the ten-year option term while the vesting of restricted stock may vary from no vesting period to between one to three years or upon a change of control, as determined at the discretion of the Committee. Prior to the exercise of an option or the vesting of restricted stock, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. An employee granted restricted stock shall have all of the rights of a stockholder, including the right to vote the restricted stock and the right to receive dividends thereon once the restricted stock vests. Restricted stock awards are generally subject to forfeiture if the grantee is no longer an employee at the time of vesting.

Perquisites and Other Benefits

We provide the Named Executive Officers with limited perquisites and other personal benefits not provided generally to all employees, such as a commutation allowance, as well as partial relocation reimbursement to our Chief Executive Officer, that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. All such perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.

The Named Executive Officers participate in the same Company 401(k) program as provided to other employees. The Company did not provide any special 401(k) benefits to the Named Executive Officers, and their health care and insurance coverage is the same as that provided to other employees.

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

Change in Control Protections

Some of our Named Executive Officers are parties to written employment agreements. The value of the “change in control” benefits provided under agreements is summarized in the section below entitled “Potential Payments Upon Termination or Change in Control.” The Company does not gross-up any executive payments for potential taxes that may be incurred in connection with a “change in control.”

Policy with Respect to Section 162(m) Deduction Limit

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the Company’s executive officers. The limitation applies only to compensation that is not considered to be performance-based. The non-performance based compensation paid to our executive officers in 2009 did not exceed the $1 million limit per officer. Our stock option plan is structured so that any compensation deemed paid to an executive officer in connection with the exercise of option grants or vesting of restricted stock made under that plan will qualify as performance-based compensation which will not be subject to the $1 million limitation. The Committee currently intends to limit the dollar amount of all other compensation payable to the Company’s executive officers to no more than $1 million. The Committee is aware of the limitations imposed by Section 162(m), and the exemptions available therefrom, and will address the issue of deductibility when and if circumstances warrant.

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

The Compensation Committee:

William J. O’Neill, Jr., Chairman

Elisabeth DeMarse

Douglas K. Mellinger

Jeffrey Schwartz

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2007, 2008 and 2009 by our principal executive officer, principal financial officer and our two other executive officers (collectively, the “Named Executive Officers”). Mr. Ferrara resigned from the Company effective March 31, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Philip D. Moyer	2007	$237,291	$—		$944,500	(2)	$—	$38,770	(6)	$1,220,561
President and Chief Executive Officer	2008	$335,000	$50,000	(4)	$—		$220,500	$53,716	(6)	$659,216
	2009	$297,180	$79,500	(5)	$101,000	(2)	$67,000	$49,490	(6)	$594,170

John C. Ferrara	2007	$—	$—		$—		$—	$—		$—
Chief Financial Officer	2008	$187,500	$—		$—		$141,400	$5,625	(3)	$334,525
	2009	$235,417	$45,500		$50,500	(2)	$33,500	$1,813	(3)	$366,730

Stefan Chopin	2007	$275,333	$—		$—		$—	$24,750	(7)	$300,083
Chief Technology Officer	2008	$292,000	$25,000	(4)	$25,920	(2)	$36,300	$24,900	(7)	$404,120
	2009	$277,400	$23,500	(5)	$30,300	(2)	$19,600	$11,190	(7)	$361,990

Sue Bratone Childs	2007	$200,000	$—		$308,000	(2)	$120,500	$6,000	(3)	$634,500
Executive Vice President, Marketing and Business Development	2008	$250,000	$12,000	(4)	$—		$24,200	$6,900	(3)	$293,100
	2009	$237,500	$23,000	(5)	$10,100	(2)	$6,700	$1,875	(3)	$279,175

(1)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(l), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2009 for the assumptions used in such calculations.
(2)	The amounts shown represent the grant date fair value of the restricted shares (and in the case of Mr. Moyer, shares issued in 2009 without restriction) awarded during the calendar year. See “Note 2(l), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2009 for the assumptions used in such calculations.
(3)	The amounts shown represent, for the Named Executive Officers, matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such Named Executive Officer.
(4)	The amounts shown represent amounts paid in 2008 related to bonuses accrued in 2007.
(5)	The amounts shown represent amounts paid in 2009 related to bonuses accrued in 2008. In 2010, certain of the Named Executive Officers received bonuses accrued in 2009. Mr. Moyer, Mr. Chopin and Ms. Childs received $110,000, $40,000 and $30,000, respectively.
(6)	The amounts shown represent, for the Named Executive Officer: (i) matching contributions made by the Company to the Named Executive Officer pursuant to the Company’s 401(k) Savings Plan of $6,750, $6,900 and $2,407 for 2007, 2008 and 2009, respectively; and (ii)rent expense relating to a Company provided apartment in New York City of $32,020, $46,816 and $47,083 for 2007, 2008 and 2009, respectively, in accordance with the Company’s determination that such amounts are appropriately characterized as a perquisite and thus shown as compensation under “All Other Compensation.”
(7)	The amounts shown represent, for the Named Executive Officer: (i) a commutation allowance; and (ii) matching contributions made by the Company to the Named Executive Officer pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for the Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by the Named Executive Officer.

Grants of Plan Based Awards

The following table provides information regarding equity awards granted to our Named Executive Officers in 2009.

Name	Grant Date	All Other Stock Awards: Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Stock or Option Awards (1)	Grant Date Fair Value of Stock and Option Awards
Philip D. Moyer	2/2/09	—	100,000	$1.01	$67,000(2)
	2/2/09	100,000	—	$1.01	$101,000(3)
John C. Ferrara	2/2/09	—		$1.01	$33,500(2)
	2/2/09	50,000	—	$1.01	$50,500(3)
Stefan Chopin	2/2/09	—	25,000	$1.01	$16,750(2)
	2/2/09	30,000	—	$1.01	$30,300(3)
	3/16/09	—	5,000	$0.86	$2,850(2)
Sue Bratone Childs	2/2/09	—	10,000	$1.01	$6,700(2)
	2/2/09	10,000	—	$1.01	$10,100(3)

(1)	The amounts shown represent the closing market value of our Common Stock on the date of grant.
(2)	The amounts shown represent the total FASB ASC Topic 718(previously SFAS 123(R) “Share Based Payments”) grant date fair value of the options awarded to the Named Executive Officer. This expense is being recognized over the three-year vesting terms of the options. See “Note 2(1), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2009 for the assumptions used in such calculations.
(3)	The amount shown represent the total grant date fair value determined by the closing market value of our Common Stock on the date of grant of the restricted shares awarded to the Named Executive Officer. These restricted shares vested immediately. Therefore, this expense was recorded in 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the exercise and holdings of previously awarded equity grants outstanding as of December 31, 2009.

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (2)
Philip D. Moyer	16,667	33,333	$2.88	1/16/18	—		—
	33,334	66,666	$1.76	6/23/18	—		—
	—	100,000	$1.01	2/2/19	—		—
	—	—	—	—	90,476	(3)	$135,714
John C. Ferrara	16,667	33,333	$2.69	3/3/18	—		—
	13,334	26,666	$1.76	6/23/18	—		—
	—	50,000	$1.01	2/2/19	—		—
Stefan Chopin	—	—	—	—	4,500	(4)	$6,750
	33,333	—	$1.72	2/18/14	—		—
	2,500	—	$0.95	6/17/14	—		—
	33,333	—	$1.32	1/31/15	—		—
	75,000	—	$1.92	1/11/16	—		—
	75,000	—	$3.01	2/8/16	—		—
	10,000	20,000	$1.76	6/23/18	—		—
	—	25,000	$1.01	2/2/19	—		—
	—	5,000	$0.86	3/16/19	—		—
Sue Bratone Childs	15,000	—	$1.25	10/29/14	—		—
	5,000	—	$1.32	1/31/15	—		—
	20,000	—	$1.92	1/11/06	—		—
	33,333	16,667	$3.08	2/5/17	—		—
	6,667	13,333	$1.76	6/23/18	—		—
	—	10,000	1.01	2/2/19	—		—

(1)	All options vest at a rate of 33 1/3% per year over the first three years of the ten-year option term.
(2)	Amount calculated based on $1.50, the closing price of our Common Stock on December 31, 2009.
(3)	Mr. Moyer’s restricted stock vesting schedule is as follows: (i) 83,333 shares vested after six months of service on 10/16/2007 with the remaining 166,667 shares vesting in seven equal six-monthly installments of 23,810 from 4/16/08 through 4/16/2011; (ii) 29,528 upon grant on 10/16/2007; and (iii) 16,667 shares vested six months after the grant on 1/31/2008 with the remaining 33,333 shares vesting in seven equal six- monthly installments of 4,762 from 7/31/2008 through 7/31/2011.
(4)	Mr. Chopin’s grant of 9,000 shares of restricted stock vests at a rate of 50% per year over the two-year period beginning January 16, 2008.

Option Exercises and Stock Vested

The following table shows information for 2009 regarding the exercise of stock options and vesting of restricted stock.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
Philip D. Moyer	—	$—	157,143	$171,809
John C. Ferrara	—	$—	50,000	$50,500
Stefan Chopin	—	$—	34,500	$35,655
Sue Bratone Childs	—	$—	60,000	$97,600

(1)	Amount represents the market price of our Common Stock on the day of vesting.

Employment Agreements and Arrangements; Potential Payments upon Termination or Change of Control

The following is a summary of the terms of each of our Named Executive Officer’s employment agreements. Where applicable, the tables below reflect the amount of compensation payable to each of the Named Executive Officers in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon termination for “cause,” termination in the event of death or disability, involuntary not-for-cause termination, termination for “good reason,” and termination following a “change of control” is shown below.

Philip D. Moyer

On April 9, 2007 we entered into an employment agreement with Philip D. Moyer to serve as our President and on July 30, 2007 he became Chief Executive Officer. On December 10, 2008, we amended Mr. Moyer’s employment agreement to allow Mr. Moyer’s stock options and restricted stock grants, upon certain events which terminate his Agreement, including death and disability, to immediately vest and remain exercisable for the period of the lesser of the original term of the stock option or five years.

Mr. Moyer’s Agreement provides that if the Company terminates him for cause he will only be entitled to his earned but unpaid base salary, bonus and benefits. “Cause” under Mr. Moyer’s Agreement, means: (a) the substantial and repeated failure of Mr. Moyer to perform his duties and responsibilities; (b) the conviction of, or plea of guilty or nolo contendere to a felony, or other crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud that is injurious to the Company or any of its subsidiaries or any of its or their respective customers or suppliers; (c) the use of illegal drugs (whether or not at the workplace); (d) any act or omission aiding or abetting a competitor, supplier or customer of the Company or any of its subsidiaries to the material disadvantage or detriment of the Company and its subsidiaries; or (e) gross negligence or willful misconduct with respect to the Company or any of its subsidiaries, after the exhaustion of all available appeals, or the violation by Mr. Moyer of the representations made by him of the covenants in the Agreement including with respect to the use and disclosure of the Company’s trade secrets and confidential information or the obligation not to compete with the Company or to solicit employees, customers or suppliers of the Company.

Mr. Moyer’s compensation pursuant to the Agreement includes an annual base salary of $335,000, bonus incentives of up to 75% of such salary based on the achievement of certain financial objectives specified in the Agreement, a one-time grant of 50,000 restricted shares of Common Stock and a $75,000 bonus upon his assuming the role of Chief Executive Officer. In addition to salary and bonus compensation, Mr. Moyer received 250,000 restricted shares of Common Stock with one-third of the restricted stock vesting after the first six months of employment and the remaining stock vesting at the end of each successive six-month period in seven equal installments. Mr. Moyer’s employment continues until terminated and contains customary termination provisions for disability, death and cause, as modified on December 10, 2008 as described above. During the first year, either party was entitled to terminate the Agreement without cause upon thirty days written notice. If such termination had occurred during the first six months of employment, Mr. Moyer would have received three months base salary severance pay, any earned bonus and three months acceleration of the unvested portion of his restricted stock award. If such termination had occurred after six months of employment but prior to the one year anniversary of employment, Mr. Moyer would have received six months base salary severance pay, any earned bonus and six months acceleration of the unvested portion of his restricted stock award.

Mr. Moyer is entitled to terminate the Agreement for “good reason” in the event of a material change in his compensation or duties, a material breach of the Agreement by the Company or a change of control of the Company with which he disagrees. If such termination for good reason had occurred during the first six months of employment, Mr. Moyer would have received six month’s base salary severance pay and any earned bonus, plus six months’ acceleration of the unvested portion of his restricted stock award. If such termination had occurred after six months of employment but prior to the one year anniversary of the Agreement, Mr. Moyer would have received twelve months base salary severance pay and any earned bonus, plus twelve months acceleration of the unvested portion of his restricted stock award. If such termination occurs now or in the future, Mr. Moyer shall be entitled to receive twelve months base salary severance pay, any earned bonus, 24 months acceleration of the unvested portion of his restricted stock award and the immediately vesting of all outstanding stock grants and options which shall remain exercisable for the period of the lesser of the original term of the stock option or five years.

For purposes of Mr. Moyer’s Agreement, “Change of Control” means: (a) any consolidation or merger of the Company pursuant to which a majority of the outstanding voting securities of the surviving or resulting company are not owned collectively by the holders of the Company’s outstanding voting securities as of the date of the transaction (the “Current Control Group”); (b) any sale, lease, exchange or other transfer of all, or substantially all, of the assets of the Company other than any sale, lease, exchange or other transfer to any company where the Company owns, directly or indirectly, 100% of the outstanding voting securities of such company after any such transfer; (c) any person, other than the Current Control Group, acquiring or becoming the beneficial owner of a majority or more of outstanding voting securities of the Company; (d) commencement by any entity, person, or group of a tender offer or exchange offer where the offeror acquires a majority of the then outstanding voting securities of the Company; (e) in the event of a vote of the stockholders to elect directors of the Company, the vote by a majority of stockholders present at the meeting in favor of candidates other than those nominated by the Company’s then existing Board of Directors; or (f) when, during any period of 24 consecutive months, the individuals who, at the beginning of such period, constitute the Company’s Board of Directors (the “Incumbent Directors”) cease for any reason other than death to constitute at least a majority thereof; provided, however, that a director who was not a director at the beginning of such 24 month period shall be deemed to have satisfied such 24 month requirement (and be an Incumbent Director) if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds (2/3) a majority of the directors who then qualified as Incumbent Directors either actually (because they were directors at the beginning of such 24 month period) or through the operation of this proviso.

“Good Reason” means: (a) the occurrence, without Mr. Moyer’s consent, of a “change of control”; (b) a material breach of the terms of the Agreement by the Company if such breach is not cured within 15 business days after Mr. Moyer provides notice of such breach; (c) an involuntary change in Mr. Moyer’s status or position with the Company which constitutes a demotion from Mr. Moyer’s then current responsibilities and scope of powers, authority or duties inherent in such position; (d) a reduction by the Company in Mr. Moyer’s base salary (unless all executive officers of the Company also have their salaries reduced in an equivalent percentage as part of an overall Company cost cutting plan) or material change in Mr. Moyer’s bonus structure; or (e) the Company’s requiring Mr. Moyer to maintain his primary location of employment at a location more than 125 miles from Wayne, Pennsylvania.

The following chart details the severance benefits that would be received by Mr. Moyer according to his contract if the severance event occurred on December 31, 2009.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2009	Death on December 31, 2009		Disability on December 31, 2009		Not-for-cause termination on December 31, 2009		Termination for “good reason” on December 31, 2009		“Change of Control” on December 31, 2009		Non-Renewal on December 31, 2009
Restricted Stock	—	$135,714	(2)	$135,714	(2)	$135,714	(2)	$135,714	(2)	$135,714	(2)	—
Stock Options	—	$49,000	(3)	$49,000	(3)	$49,000	(3)	$49,000	(3)	$49,000	(3)	—
Cash Severance	—	—		—		$445,000	(4)	$445,000	(4)	$445,000	(4)	—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Moyer prior to December 31, 2009 in accordance with normal payroll procedures.
(2)	Assumes vesting of all unvested restricted stock grants at $1.50, the closing price of our Common Stock on December 31, 2009.
(3)	Assumes immediate vesting of all options as well as the exercise of options with an exercise price exceeding $1.50 per share, the closing price of our Common Stock on December 31, 2009.
(4)	Amount payable in one lump sum payment unless Mr. Moyer elects in writing to receive pro-rata bi-monthly payments over twelve months following termination.

John C. Ferrara

On February 29, 2008, we entered into an employment agreement with John C. Ferrara to serve as our Chief Financial Officer. On March 31, 2010, we signed a separation of employment and general release agreement with Mr. Ferrara. Per this agreement, Mr. Ferrara will receive a gross total of $187,500 over 10 months through our regularly scheduled payroll. In addition, the Company will provide Mr. Ferrara with health and dental benefits totaling $10,150 during this period. At the separation date, options to purchase 50,000 shares of our common stock immediately vested. After these options vested, Mr. Ferrara had outstanding options to purchase 113,334 shares of our common stock which are exercisable over the shorter of five years after the separation date, or the original life of the options. The value of these outstanding options, based on the closing price of our common stock at March 31, 2010, was $43,900.

Ronald P. Fetzer

On April 12, 2010, we entered into a consulting agreement with Mr. Fetzer to serve as our Interim Chief Financial Officer. Mr. Fetzer’s compensation for his servies is $3,850 per week plus reimbursement of reasonable business expenses. Mr. Fetzer can be terminated by any time without cause by the Company upon ten (10) days’ notice. Mr. Fetzer agreed to standard confidentiality, work-for-hire, and non-solicitation restrictions pursuant to the Agreement.

Diana Bourke

On March 24, 2010, Ms. Diana Bourke was appointed to serve as our Chief Operations Officer at an annual base salary of $250,000. Ms. Bourke does not have an employment agreement with the Company.

Stefan Chopin

On March 13, 2008, we entered into an employment agreement with Mr. Chopin. The Agreement provides that the Company will have cause to terminate Mr. Chopin if (a) he fails to substantially perform his job related duties, (b) he engages in criminal acts (e.g., embezzlement or fraud) or unprofessional conduct which is injurious to the Company, (c) he is convicted or pleads guilty to a felony or misdemeanor involving theft, larceny, or moral turpitude; or (d) he is grossly negligent in the performance of his duties. If Mr. Chopin is terminated for cause he will only be entitled to his earned but unpaid base salary, bonus and benefits up to his date of termination. On January 25, 2010, we amended Mr. Chopin’s agreement making him eligible to receive an additional $10,000 in bonus opportunity based on his 2009 annual performance in exchange for additional non-solicit and non-competition provisions.

Under the terms of Mr. Chopin’s Agreement, Mr. Chopin will receive a minimum annual salary of $250,000 and a discretionary annual bonus. In the event his employment is terminated without cause by the Company, he shall receive 12 months salary from the last date of employment. In the event of a “change of control” or if Mr. Chopin’s employment is terminated without cause by the Company, his stock options and other awards shall immediately vest and remain exercisable by him for the lesser of the original term of the stock option grant or award or five years. A “change of control” means: (a) the acquisition of fifty percent (50%) or more of the Company’s outstanding Common Stock or voting securities; (b) the sale of all or substantially all of the Company’s assets which is approved by the Company’s stockholders; or (c) the reorganization, merger or consolidation of the Company into another entity, approved by the Company’s stockholders. The Agreement also contains a standard confidentiality and twelve month non-solicitation and non-competition provisions which are further defined in the amendment dated January 25, 2010.

The following chart details the severance benefits that would be received by Mr. Chopin according to his contract if the severance event occurred on December 31, 2009.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2009	Death on December 31, 2009	Disability on December 31, 2009	Termination without “cause” on December 31, 2009		“Change of Control” on December 31, 2009		Non-Renewal on December 31, 2009
Restricted Stock	—	—	—	$6,750	(2)	$6,750	(2)	—
Stock Options	—	—	—	$22,825	(3)	$22,825	(3)	—
Cash Severance	—	—	—	$292,000	(4)	—		—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Chopin prior to December 31, 2009, in accordance with normal payroll procedures.
(2)	Assumes vesting of all unvested restricted stock grants at $1.50, the closing price of our Common Stock on December 31, 2009.
(3)	Assumes immediate vesting of all options as well as the exercise of options with an exercise price exceeding $1.50 per share, the closing price of our Common Stock on December 31, 2009.
(4)	Amount payable in pro-rata bi-monthly payments over 12 months following termination.

Sue Bratone Childs

On May 15, 2007 we entered into an employment agreement with Ms. Childs. This Agreement provides that in the event the Company terminates her employment for any reason other than for cause or there is a change of control of the Company and Ms. Childs’ employment is terminated (excluding a termination for cause) within one year of this change of control, we will provide Ms. Childs with severance equal to the sum of her base salary and the average of any bonus paid to her during the two prior years. A change of control is not defined in Ms. Childs’ Agreement.

The following chart details the severance benefits that would be received by Ms. Childs according to her contract if the severance event occurred on December 31, 2009.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2009	Death on December 31, 2009	Disability on December 31, 2009	Termination without cause on December 31, 2009	“Change of Control” on December 31, 2009	Non-Renewal on December 31, 2009
Cash Severance	—	—	—	$267,500	$267,500	—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Ms. Childs prior to December 31, 2009 in accordance with normal payroll procedures.

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

Cash Compensation Paid to Board Members

For 2009, members of the Board who are not employees of the Company are entitled to receive an annual cash retainer of $10,000. Directors are also eligible to receive $5,000 per year for serving on each of the Audit Committee and the Compensation Committee. The Chairman of the Audit Committee and the Chairman of the Compensation Committee are also eligible to receive additional compensation $7,500 and $2,500, respectively.

The Chairman of the Board’s compensation was set at $50,000 per year and he was also granted 38,462 shares of restricted stock which vest in three equal installments over three years. Directors who are employees of the Company receive no compensation for their service as directors. Cash compensation is paid to members of the Board on a semi-annual basis.

In 2009, the Company requested, in an effort to preserve the financial resources of that Company, that members of the Board receive their compensation for service for the period of January 1, 2009 through June 30, 2009 in stock options rather than cash compensation. Messrs. Feinstein, Maged and O’Neill all agreed to receive their compensation for such period in stock options based on the grant date fair value of the options and Mr. Mellinger and Ms. DeMarse elected to defer their compensation initially, but have since received it.

Stock Options

Directors are currently eligible to receive stock options every three years under the 2005 Plan, which replaced the 1996 Stock Option Plan (the “1996 Plan”), the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors’ Stock Option Plan (the “1999 Directors Plan”). Each new non-employee director is granted, at the time of his or her appointment and on each third anniversary thereafter, a nonstatutory option to purchase 15,000 shares of Common Stock. The exercise price of each of these options is equal to the fair market value of Common Stock on the date of grant. These options vest equally over a three-year period. The table below summarizes the options and restricted stock granted to directors for the year ended December 31, 2009.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Number of Securities Underlying Restricted Stock Grants (#)	Exercise or Base Price of Awards (1)	Grant Date Fair Value
Mark Maged	7/17/09	29,850	—	$1.35	$25,000(2)
	8/3/09	—	33,784	$1.48	$50,000(3)
	8/20/09	—	4,678	$1.95	$9,122(3)
Richard Feinstein	7/17/09	13,440	—	$1.35	$11,250(2)
William J. O’Neill, Jr.	7/17/09	13,440	—	$1.35	$11,250(2)

(1)	The amounts shown represent the closing market value of our Common Stock on the date of grant.
(2)	The amounts shown represent the grant date fair value of the options awarded to the Director based on the cash value of services rendered. This expense was recognized entirely in 2009 as the options vested immediately.
(3)	The amounts shown represent the total grant date fair value determined by the closing market value of our Common Stock on the date of grant of the restricted shares awarded to the Director. This expense is being recognized over a three-year vesting term.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2009.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Mark Maged, Chairman	$25,000	$59,122	$25,000	—	—	—	$109,122
Elisabeth DeMarse	$18,333	—	$—	—	—	—	$18,333
Richard L. Feinstein	$11,250	—	$11,250	—	—	—	$22,500
Douglas K. Mellinger	$15,000	—	$—	—	—	—	$15,000
John Mutch	$5,000	—	$—	—	—	—	$5,000
William J. O’Neill, Jr.	$11,250	—	$11,250	—	—	—	$22,500

(1)	Philip D. Moyer, the Company’s President and Chief Executive Officer, is not included in this table as he receives no compensation for his services as a director. The compensation he receives is shown in the Summary Compensation Table.
(2)	The amounts shown represent the grant date fair value of the restricted shares awarded during the calendar year. See “Note 2(l), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2009 for the assumptions used in such calculations.
(3)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(l), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2009 for the assumptions used in such calculations.

Compensation Committee Interlocks and Insider Participation

No interlocking relationships exist between any members of the Board of Directors or the Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 23, 2010 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of our Common Stock owned by them.

Name of Beneficial Owner	Number of Shares (1)	Percent of Shares Owned
Executive Officers and Directors:
Philip D. Moyer (2)	650,958	2.4%
Stefan Chopin (3)	598,963	2.2%
Sue Bratone Childs (4)	194,417	*
Ronald P. Fetzer	—	*
Diana Bourke	—	*
Elizabeth DeMarse (5)	55,000	*
Richard L. Feinstein (6)	71,773	*
Mark Maged (7)	204,908	*
Douglas K. Mellinger (8)	35,000	*
William J. O’Neill, Jr. (9)	48,440	*
All executive officers and directors as a group (10 persons)	1,859,459	6.7%
Other 5% Stockholders:
Dawson-Herman Capital Management (10)	2,861,421	10.6%
354 Pequot Avenue
Southport, CT 06890
Theodore L. Cross (11)	2,036,100	7.6%
One Cambelton Circle
Princeton, NJ 08540
Susan Strausberg (12)	1,596,500	5.9%
603 Hurst Creek Road
Austin, TX 78734
Basil P. Regan c/o Regan Partners, L.P. (13)	1,425,202	5.3%
32 East 57th Street, 20th Floor
New York, NY 10002
R.L. Renck & Co., Inc (13)	1,411,215	5.2%
116 West 23rd Street, Suite 500
New York, NY 10011

*	Less than 1%.
(1)	Shares of Common Stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	Includes 133,334 shares issuable upon exercise of options exercisable within 60 days. Does not include 61,904 shares of restricted stock issuable on vesting after 60 days.
(3)	Includes shares owned jointly with Barbara Chopin, his wife, and 249,167 shares issuable upon exercise of options exercisable within 60 days.
(4)	Includes 106,667 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes 55,000 shares issuable upon exercise of options exercisable within 60 days.
(6)	Includes 71,773 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 92,350 shares issuable upon exercise of options exercisable within 60 days. Does not include 52,021 shares of restricted stock issuable on vesting after 60 days.
(8)	Includes 35,000 shares issuable upon exercise of options exercisable within 60 days.
(9)	Includes 48,440 shares issuable upon exercise of options exercisable within 60 days.
(10)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 16, 2010.
(11)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 5, 2010.
(12)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 10, 2010.
(13)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 11, 2010.

Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	3,883,048(1)	$2.17	1,428,185(2)
Equity compensation plans not approved by stockholders	—	—	—

Total	3,883,048(1)	$2.17	1,428,185(2)

(1)	Includes 27,500 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $1.10 per share, 1,096,216 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $2.21 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.59 per share, 2,444,646 shares outstanding under the 2005 Plan with a weighted average exercise price of $2.13 per share, 169,686 unvested shares of restricted stock with a weighted average exercise price of $0.00 and 100,000 warrants with a weighted average exercise price of $2.81 per share.
(2)	Includes Common Stock available for issuance under the 2005 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Persons Transactions Policy

The Board of Directors is charged with approving transactions involving our directors, executive officers or any nominees for director and any stockholder holding more than 5% of our Common Stock and their immediate family members. There were no such transactions during our last fiscal year. The types of transactions covered by this policy are transactions, arrangements or relationships or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (1) we (including any of our subsidiaries) were, or will be a participant, (2) the aggregate amount involved exceeds $120,000 in any calendar year, and (3) any related person had, has or will have a direct or indirect interest (other than solely as a result of being a director or holding less than a 10 percent beneficial ownership interest in another entity), and which is required by the rules and regulations of the SEC to be disclosed in our public filings. The Board of Directors will only approve transactions with related persons when the Board of Directors determines such transactions are in our best interests or the best interests of our stockholders. In determining whether to approve or ratify a related person transaction, the Board of Directors will apply the following standards and such other standards it deems appropriate:

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

Independence of the Board of Directors

Our Board of Directors has concluded that a majority of our Board of Directors, specifically Ms. DeMarse and Messrs. Connolly, Feinstein, Maged, Mellinger, O’Neill and Schwartz, qualify as “independent” within the meaning of the director independence standards of The Nasdaq Stock Market, Inc. (“Nasdaq”). In reaching its conclusions regarding Messrs Connolly and Schwartz, the Board did consider the fact that they were appointed in accordance with the rights of the holders of our Series B Preferred (currently Bain Capital Ventures) to cause two directors to be elected to the Board of Directors. Messrs. Schwartz and Connolly are principals of Bain Capital Ventures as discussed above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to our Independent Registered Public Accounting Firm

During 2008 and 2009, we retained our principal accountants, BDO Seidman, in several capacities (in thousands):

	2008	2009
Audit Fees—Annual Audit and Quarterly Reviews	$215	$194
Audit-Related Fees	53	50
Tax Fees	—	50
All Other Fees	—	—

Total	$268	$294

Audit Fees. Audit fees represent amounts incurred in connection with the audit of our annual financial statements included in our Form 10-K and review of quarterly financial statements included in our Forms 10-Q.

Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal controls over financial reporting, including services in connection with the audit of our employee benefit plan and various consultations.

Tax Fees. Tax fees represent amounts incurred in connection with the preparation of our federal and state income tax returns and other tax matters.

Audit Committee Policy On Pre-Approval Of Services Of Independent Registered Public Accounting Firm

Pre-Approval Policies. Pursuant to the rules and regulations of the SEC, before our independent registered accounting firm is engaged to render audit or non-audit services, the engagement must be approved by the Audit Committee or entered into pursuant to the Audit Committee’s pre-approval policies and procedures. The policy granting pre-approval to certain specific audit and audit-related services and specifying the procedures for pre-approving other services is set forth in the Amended and Restated Charter of the Audit Committee, a copy of which is available on our website at www.edgar-online.com.

All fees paid by us to our independent registered public accounting firm were approved by the Audit Committee in advance of the services being performed by such auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGAR Online, Inc.

By:	/s/ PHILIP D. MOYER
Philip D. Moyer
President and Chief Executive Officer Date: April 30, 2010