Form 10-Q
period 2010-03-31
EDGAR ONLINE INC
filed 2010-05-17
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2010

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

Number of shares of common stock outstanding at May 17, 2010: 26,952,352 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2009	March 31, 2010
		(unaudited)
ASSETS
Cash and cash equivalents	$2,101	$12,039
Short-term investments	222	226
Accounts receivable, less allowance of $344 at December 31, 2009 and $381 at March 31, 2010	2,360	2,053
Other current assets	248	135

Total current assets	4,931	14,453
Property and equipment, net	2,726	3,218
Goodwill	2,189	2,189
Other intangible assets, net	1,706	1,394
Other assets	631	576

Total assets	$12,183	$21,830

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,546	$1,998
Deferred revenues	3,370	3,183
Current portion of long-term debt	500	1,789

Total current liabilities	6,416	6,970
Long-term debt	1,408	—
Other long-term liabilities	250	246

Total liabilities	8,074	7,216

Commitments and contingencies	—	—
Redeemable preferred stock - Series B, convertible, $100 par value, no shares authorized or outstanding at December 31, 2009 and 1,000,000 shares authorized and 120,000 shares outstanding at March 31, 2010. Face value of $12,236 and liquidation preference of $20,468 at March 31, 2010	—	11,386

Common stockholders’ equity:
Preferred stock - Series A, $0.01 par value, 1,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2009 and March 31, 2010, 27,846,902 shares issued and 26,855,150 shares outstanding at December 31, 2009 and 27,865,532 shares issued and 26,878,542 shares outstanding at March 31, 2010	279	279
Additional paid-in capital	74,347	74,410
Accumulated deficit	(68,786)	(69,737)
Treasury stock, at cost, 991,752 shares at December 31, 2009 and 986,990 shares at March 31, 2010	(1,731)	(1,724)

Total common stockholders’ equity	4,109	3,228

Total liabilities, redeemable preferred stock and common stockholders’ equity	$12,183	$21,830

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2010
Revenues:
XBRL filings	$242	$950
Data and solutions	2,163	1,923
Subscriptions	1,830	1,493

Total revenues	4,235	4,366
Cost of revenues	1,151	1,430

Gross profit	3,084	2,936

Operating expenses:
Sales and marketing	929	704
Product development	558	409
General and administrative	2,030	1,811
Severance costs	57	227
Depreciation and amortization	497	664

	4,071	3,815

Loss from operations	(987)	(879)
Interest expense, net	(110)	(72)

Net loss	(1,097)	(951)
Dividends on preferred stock	—	(236)
Accretion on preferred stock	—	(2)

Net loss to common shareholders	$(1,097)	$(1,189)

Weighted average shares outstanding—basic	26,659	26,874

Net loss per common share—basic	$(0.04)	$(0.04)

Weighted average shares outstanding— diluted	26,659	26,874

Net loss per common share—diluted	$(0.04)	$(0.04)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2008	27,554,713	$276	1,048,895	$(1,828)	$73,092	$(67,836)	$3,704
Net loss	—	—	—	—	—	(1,097)	(1,097)
Exercise of stock options	20,000	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	465	—	465
Restricted stock issued	208,630	2	—	—	(2)	—	—
Treasury stock issued	—	—	(4,762)	9	(9)	—	—

Balance at March 31, 2009	27,783,343	$278	1,044,133	$(1,819)	$73,562	$(68,933)	$3,088

Balance at December 31, 2009	27,846,902	$279	991,752	$(1,731)	$74,347	$(68,786)	$4,109
Net loss	—	—	—	—	—	(951)	(951)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(236)	—	(236)
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	—	—	—	—	(2)	—	(2)
Fair value of beneficial conversion discount on Series B Preferred Stock	—	—	—	—	84	—	84
Equity based severance charges	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	196	—	196
Restricted stock issued	18,630	—	—	—	—	—	—
Treasury stock issued	—	—	(4,762)	7	(7)	—	—

Balance at March 31, 2010	27,865,532	$279	986,990	$(1,724)	$74,410	$(69,737)	$3,228

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,097)	$(951)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	185	352
Amortization of intangible assets	312	312
Stock-based compensation	465	196
Equity based severance charges	—	28
Provision for losses on trade accounts receivable	135	135
Amortization of capitalized product costs	55	55
Amortization of deferred financing costs and discount	17	17
Changes in assets and liabilities:
Accounts receivable	250	172
Other assets, net	101	102
Accounts payable and accrued expenses	(73)	(548)
Deferred revenues	1	(187)
Long-term payables	(69)	(4)

Total adjustments	1,379	630

Net cash provided by (used in) operating activities	282	(321)

Cash flows from investing activities:
Capital expenditures	(139)	(354)
Capitalized product development costs	(425)	(490)
Short-term investments	(3)	(4)

Net cash used in investing activities	(567)	(848)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	—	12,000
Proceeds from the exercise of stock options	16	—
Costs incurred in connection with issuance of Series B Preferred Stock	—	(768)
Payments of notes payable	(63)	(125)

Net cash (used in) provided by financing activities	(47)	11,107

Net (decrease) increase in cash and cash equivalents	(332)	9,938
Cash and cash equivalents at beginning of period	2,062	2,101

Cash and cash equivalents at end of period	$1,730	$12,039

Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$40
Cash paid for income taxes	$—	$—

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

The unaudited interim financial statements of the Company as of March 31, 2010 and for the three months ended March 31, 2009 and 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2010. The results for the three months ended March 31, 2010 are not necessarily indicative of the expected results for the full 2010 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC in March 2010. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements as of that date.

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

(2) REVENUE RECOGNITION

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

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

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

(3) INCOME (LOSS) PER COMMON SHARE

Income (loss) per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Series B Preferred Stock a participating security because it includes rights to participate in dividends with the common stock on a one for one basis, with the holders of Series B Preferred Stock deemed to have common stock equivalent shares based on a conversion price of $1.10. In applying the two-class method, earnings are allocated to both common stock shares and Series B Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Since losses are not allocated to Series B Preferred Stock shares, the two-class method results in the same loss per common share calculated using the basic method for the periods presented in these financial statements.

Basic loss per common share excludes dilution for common stock equivalents and is computed by dividing the net loss, after deducting preferred stock dividends and the accretion of the beneficial conversion feature discount, by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated using the treasury stock method and reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted net loss per common share is the same as basic net loss per common share amounts for the three months ended March 31, 2009 and 2010 as the Company reported a net loss and therefore all outstanding stock options, convertible securities, unvested restricted stock grants and warrants are anti-dilutive. Diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants for the three months ended March 31, 2009 and 2010 of 3,952,797 and 3,762,990, respectively, nor does it include 11,123,636 common shares issuable under the conversion provisions of our Series B Preferred Stock at March 31, 2010.

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $198 and $143 at December 31, 2009 and March 31, 2010, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended March 31, 2009 and 2010.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (previously Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $1,784 and $2,065 at December 31, 2009 and March 31, 2010, respectively. Related depreciation expense totaled $44 and $209 in the three months ended March 31, 2009 and 2010, respectively.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

(5) LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. The Company’s obligations under the term loan are evidenced by a secured Term Note and all of the Company’s obligations to Rosenthal are secured by a first priority security interest in substantially all of the Company’s assets.

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth pursuant to the Financing Agreement. On April 22, 2008, these amounts were amended effective as of December 31, 2007. On March 13, 2009, these amounts were amended effective as of December 31, 2008. The Company was in compliance with the amended terms at March 31, 2010.

In connection with the Financing Agreement, the Company issued to Rosenthal a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) which warrant expired unexercised on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and is being amortized over the term of the Financing Agreement. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At March 31, 2010, the entire balance of $1,789 was classified as the current portion of long-term debt and there were $44 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of March 31, 2010. Interest expense under the Agreement totaled $96 and $69 for the three months ended March 31, 2009 and 2010, respectively, and included $17 of amortization of deferred financing costs and warrant discount in both the three months ended March 31, 2009 and 2010.

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (previously SFAS No. 123 (R), “Share-Based Payment”). Stock-based compensation expense for the three months ended March 31, 2009 and 2010 was recognized in the following income statement expenses:

	Three Months Ended March 31,
	2009	2010
Cost of revenues	$11	$10
Sales and marketing	111	38
Product development	35	23
General and administrative	308	125

Total stock compensation expense	$465	$196

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

This expense increased the Company’s net loss to common shareholders by $0.02 in the three months ended March 31, 2009 and $0.01 in the three months ended March 31, 2010.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2009 was $1.01. There were no shares granted during the three months ended March 31, 2010. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

Three Months Ended March 31,
2009
Expected dividend yield	0.0%
Expected volatility	74.46%
Risk-free interest rate	2.04%
Expected life in years	6

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

Stock Options and Restricted Stock Grants as of March 31, 2010

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

Option activity for the three months ended March 31, 2010 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2009	3,618,362	$2.12
Granted	—	—
Exercised	—	—
Cancelled	(101,666)	$7.25

Outstanding at March 31, 2010	3,516,696	$1.96	5.88 years	$913

Exercisable at March 31, 2010	2,859,052	$2.06	5.49 years	$666

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2010. During the three months ended March 31, 2010, no options were exercised under the Company’s stock option plans.

In addition, the Company has historically granted restricted shares under the 2005 Plan. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2009	169,686	$2.47
Granted	—	—
Vested	(23,392)	$2.81
Cancelled	—	—

Non-vested at March 31, 2010	146,294	$2.41	$269

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at March 31, 2010. During the three months ended March 31, 2010, the aggregate intrinsic value of shares vested was $30, determined based on the market price of the Company’s common stock on the respective vesting dates.

At March 31, 2010, 1,524,851 shares were available for grant under the 2005 Plan.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 27% of accounts receivable at December 31, 2009 and 20% of accounts receivable at March 31, 2010. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2009 or March 31, 2010.

R.R. Donnelley & Sons comprised 6% and 22% of the Company’s total revenue for the three months ended March 31, 2009 and 2010, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three months ended March 31, 2009 and 2010, In addition, the Company has not experienced any significant credit losses to date from any one customer.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2009 and March 31, 2010, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) SEVERANCE COSTS

On March 31, 2010, our former Chief Financial Officer, resigned from the Company. As part of the separation and release agreement, the Company will pay $187 and continue medical benefits for a ten-month period. In addition, as part of the agreement, 50,000 options immediately vested. As a result, the Company recorded severance costs totaling $227 which are included in accrued expenses at March 31, 2010 and additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options.

(9) REDEEMABLE PREFERRED STOCK

On January 28, 2010, The Company entered into an agreement providing for the issuance of 120,000 shares of Series B Preferred Stock to Bain Capital Venture Integral Investors, LLC (“Bain”) at $100 per share for total proceeds of $12,000. The carrying value of the Series B Preferred Stock at March 31, 2010 is as follows:

Original face value plus accrued dividends	$12,236
Issuance costs and beneficial conversion feature discount	(852)
Accretion on preferred stock	2

$11,386

The carrying value of the Series B Preferred Stock is reduced by the issuance stock costs and any beneficial conversion feature discounts and is then accreted back to redemption value over the eight year redemption period.

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock determined by dividing the purchase price per share plus accrued dividends by an initial conversion price of $1.10 per share, subject to standard antidilution adjustments. However, the shares of Series B Preferred Stock are not convertible to the extent that such conversion would result in the Purchaser and its affiliates owning in excess of 19.9% of the shares of the Company’s voting power. The holders of Series B Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock are convertible, subject to the same limitations on conversion as set forth in the preceding sentence. The Series B Preferred Stock contains a compounding, cumulative 11.44037% per annum dividend. Following the fifth anniversary of the issuance of the Series B Preferred Stock, the dividend will no longer accrue unless declared by the Board of Directors of the Company. The dividends will be cumulative, whether or not declared, accrue daily and compound annually.

On or at any time after the eighth anniversary of the Purchase Agreement (January 28, 2018), if requested by holders of at least a majority of the then outstanding Series B Preferred Stock, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all the Series B Preferred Stock, for cash, at a redemption price equal to the original purchase price plus all accrued and unpaid dividends thereon.

In the event of a liquidation, dissolution or wind up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the original purchase price plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation. The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2010 is approximately $20,468 based on the market price of the Company’s common stock on March 31, 2010.

In the event of a change in control of the Company as defined in the agreement, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price plus all accrued and unpaid dividends thereon, provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued thereon from the issue date through and including the fifth anniversary of the issue date.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2010 would have been approximately $34,500 based on the market price of the Company’s common stock on March 31, 2010.

The redemption value of the Series B Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are excercised, at December 31 of each of the succeeding five year periods and at the fifth anniversary of the Agreement is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2010	$13,267	12,061,364
2011	$14,785	13,441,182
2012	$16,481	14,983,182
2013	$18,367	16,697,273
2014	$20,468	18,607,545
January 28, 2015	$20,625	18,750,000

(10) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain $154 for costs related to the issuance of the Series B Preferred Stock. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. There were no fees paid to the Bain Board Members or consultants for the period ended March 31, 2010.

(11) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2009, the Company had approximately $40,000 in federal net operating losses which will expire between 2011 and 2029, and approximately $38,000 of state net operating loss carry forwards which will expire between 2010 and 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards is subject to annual limitations based on past and future changes in ownership of the Company. The Company has determined that it has experienced multiple ownership changes since inception, but does not believe that these changes in ownership will restrict its ability to use its losses and credits within the carry forward period. Approximately $13,000 of the total federal net operating loss is currently subject to an annual limitation of approximately $1,400 per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective January 1, 2011, and early adoption is permitted. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

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

We recognize revenue from providing the following services:

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons is one of our partners in this channel, whereby we provide services to their customer base for compliance with existing and upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with R.R. Donnelley & Sons became non-exclusive for both parties. We are now exploring other potential XBRL partnerships and distribution agreements. We plan to structure our future agreements on the model we signed with other financial printers in which we receive both filings fees and minimum conversions, however we may on occasion sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2009	2010
Total revenues	100%	100%
Cost of revenues	27	33

Gross profit	73	67
Operating expenses:
Sales and marketing	22	16
Product development	13	9
General and administrative	48	41
Severance costs	1	5
Amortization and depreciation	12	15

Loss from operations	(23)	(20)
Interest and other, net	(3)	(2)

Net loss	(26)%	(22)%

REVENUES

Total revenues for the three months ended March 31, 2010 increased 3% to $4,366, from $4,235 for the three months ended March 31, 2009. The net increase in revenues was primarily attributable to a $708, or 293%, increase in XBRL filings revenues which was partially offset by a $337, or 18%, decrease in subscriptions revenues and a $240, or 11%, decrease in data and solutions revenues.

XBRL FILINGS

	THREE MONTHS ENDED MARCH 31,
	2009	2010
Revenues (in $000s)	$242	$950
Percentage of total revenues	6%	22%

The increase in XBRL filings revenues for the three months ended March 31, 2010 from the three months ended March 31, 2009 was directly related to the SEC rules that require certain companies to file their documents in XBRL beginning with the quarter ended after June 15, 2009, as well as XBRL conversions from companies that were not required to file with the SEC.

DATA AND SOLUTIONS

	THREE MONTHS ENDED MARCH 31,
	2009	2010
Revenues (in $000s)	$2,163	$1,923
Percentage of total revenues	51%	44%
Number of contracts	283	296

Data and solutions revenues decreased for the three months ended March 31, 2010 from the three months ended March 31, 2009 primarily due to a decrease in data solutions revenues resulting in reductions from one contract. Although the number of data license contracts has increased, the revenues from data licenses is relatively consistent with prior year as there were several large cancellations in 2009.

SUBSCRIPTIONS

	THREE MONTHS ENDED MARCH 31,
	2009	2010
Revenues (in $000s)	$1,830	$1,493
Percentage of total revenues	43%	34%
Number of subscribers	10,700	9,500
Average price per subscriber	$684	$629

Subscription revenues for the three months ended March 31, 2010 decreased from the three months ended March 31, 2009 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past year and the recent and continuing economic downturn in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales during the referenced periods.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to produce data sets and create XBRL filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended March 31, 2010 increased $279, or 24%, to $1,430 from $1,151 for the three months ended March 31, 2009. The net increase in cost of revenues was primarily due to a $220 increase in payroll related expenses and a $61 increase in XBRL related production costs.

GROSS PROFIT

Gross profit for the three months ended March 31, 2010 decreased $148, or 5%, to $2,936 from $3,084 for the three months ended March 31, 2009. The gross profit percentage decreased to 67% for the three months ended March 31, 2010 from 73% for the three months ended March 31, 2009. The decreases in the gross profit percentages were due to the higher cost of revenues related to XBRL filings revenues which have increased as a percentage of total revenues. We expect our gross profit percentages will decline as we increase our XBRL business since the gross profit margins related to the XBRL business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2010 decreased $225, or 24%, to $704 from $929 for the three months ended March 31, 2010. The net decrease was primarily due to an $87 decrease in advertising and marketing expenses, a $73 decrease in stock compensation expenses and a $31 decrease in professional fees.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended March 31, 2010 decreased $149, or 27%, to $409 from $558 for the three months ended March 31, 2009. The decrease was primarily due to a $93 decrease in professional fees and a $43 decrease in payroll costs.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2010 decreased $219, or 11%, to $1,811 from $2,030 for the three months ended March 31, 2009. The net decrease was primarily due to a $183 decrease in stock compensation expense and an $86 decrease in professional fees which were partially offset by a $29 increase in insurance expenses and a $13 increase in rent.

Severance Costs. In the three months ended March 31, 2010, we accrued $227 of severance costs related to the resignation of our former Chief Financial Officer. As part of the severance agreement, 50,000 options immediately vested. As a result, additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. In the three months ended March 31, 2009, we accrued $57 of severance costs related to workforce reductions.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2010 increased $167, or 34%, to $664 from $497 for the three months ended March 31, 2010. The increases were primarily due to increased capital expenditures and the addition of amortization expense related to capitalized XBRL development costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $321 for the three months ended March 31, 2010 compared to net cash provided of $282 for the three months ended March 31, 2009, primarily due to the decrease in accounts payable and accrued expenses resulting from payments made in the first quarter of March 31, 2010.

Net cash used in investing activities was $848 for the three months ended March 31, 2010 compared to net cash used in investing activities of $567 for the three months ended March 31, 2009. The increase for the three months ended March 31, 2010 was due to a $215 increase in capital expenditures and a $65 increase in capitalized product development costs.

Net cash provided by financing activities was $11,107 for the three months ended March 31, 2010 compared to net cash used of $47 for the three months ended March 31, 2009. On January 28, 2010 we issued 120,000 shares of our Series B Preferred Stock for $12,000, offset by fees incurred of $768. Generally, each Series B Preferred Share is convertible into shares of our common stock determined by dividing the purchase price per share plus accrued dividends by a conversion price of $1.10 per share. Under certain conditions, we may be required to redeem all or part of the Series B Preferred Shares at fair value (see Note 9, Redeemable Preferred Stock of the accompanying notes to unaudited financial statements). We expect to use a substantial portion of the proceeds from the issuance to support investment in personnel, infrastructure, training and other costs related to our XBRL filings business.

We are party to a Financing Agreement with Rosenthal and Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to us and has provided a revolving line of credit of up to $2.5 million. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement, as amended. On April 22, 2008, the ratios and covenants were amended effective as of December 31, 2007. On March 13, 2009, the ratios and covenants were further amended effective December 31, 2008. In addition, the maturity date was extended to March 30, 2011 and the renewal date was extended to March 31, 2011. We were in compliance with these ratios and covenants, as amended, at March 31, 2010. At March 31, 2010 we had sufficient cash to repay the outstanding indebtedness under the term loan. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. In connection with the Financing Agreement, we issued a warrant to purchase 100,000 shares of our common stock at an exercise price equal to $2.81 (the market price of our common stock on the closing date of the transaction) to Rosenthal. The warrant expired unexercised on April 30, 2010. Also in connection with this transaction, we paid our financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit.

At March 31, 2010, we had cash and cash equivalents on hand of $12,039. We have no off-balance sheet arrangements at March 31, 2010. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B preferred stock issuance and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principle executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer resigned effective March 31, 2010 and we hired an Interim Chief Financial Officer effective April 14, 2010. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Please refer to Item I of our Annual Report for 2009 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2010, and may incur additional losses in 2011. At March 31, 2010, we had an accumulated deficit of approximately $70 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.2 million in 2009, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for three months ended March 31, 2010 totaled $4.4 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

In 2009, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 22% of our total revenues for the three months ended March 31, 2010 and for the year ended December 31, 2009 due to our partnership in which we jointly offer public companies a compliance solution for financial reporting in XBRL. Although our agreement with R.R. Donnelley & Sons is for an initial term of three years, if we and R.R. Donnelley & Sons cannot agree on annual and other fees each year, the services agreement may not continue as we originally anticipated. The second year of the services agreement began on October 1, 2009 and fees for the second year of the agreement were amended as of December 30, 2009. Fees for the third year of the agreement shall be agreed to prior to October 1, 2010. When we negotiate year three fees, we cannot assure you that we will agree on new pricing or other terms that will be attractive us.

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

Information required by this item is incorporated here by reference to the Company’s 8-K filing with the SEC on January 29, 2010 (Commission File Number 001-32194).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description

3.1	Certificate of Designation of Series B Convertible Preferred Stock of the Company. (1)

3.2	Amended and Restated Bylaws of the Company, dated January 28, 2010. (1)

4.1	Investor Rights Agreement, dated January 28, 2010. (1)

10.1	Series B Preferred Stock Purchase Agreement, dated January 28, 2010. (1)

10.2	Amendment to Rights Plan, dated January 27, 2010. (1)

10.3	Indemnity Agreement entered into between the Company and John M. Connolly.*+

10.4	Indemnity Agreement entered into between the Company and Jeffrey Schwartz.*+

10.5	Amendment to Employment Agreement, dated as of January 25, 2010, between the Company and Stefan Chopin.*+

10.6	Separation of Employment and General Release Agreement, dated as of March 19, 2010 and effective as of March 31, 2010, between the Company and John C. Ferrara.*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on January 29, 2010, and incorporated by reference herein.
+	Compensatory plan or arrangement.
*	filed or furnished herewith, as the case may be
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (iv) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2010	EDGAR ONLINE, INC.

	By:	/S/ PHILIP D. MOYER
Philip D. Moyer
Chief Executive Officer and President

	By:	/S/ RONALD P. FETZER
Ronald P. Fetzer
Interim Chief Financial Officer