Form 10-Q
period 2010-06-30
EDGAR ONLINE INC
filed 2010-08-13
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2010

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

Number of shares of common stock outstanding at August 13, 2010: 26,976,935 shares.

EDGAR ONLINE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

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

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2009	June 30, 2010
		(unaudited)
ASSETS
Cash and cash equivalents	$2,101	$10,847
Short-term investments	222	226
Accounts receivable, less allowance of $344 at December 31, 2009 and $386 at June 30, 2010	2,360	3,031
Other current assets	248	240

Total current assets	4,931	14,344
Property and equipment, net of accumulated depreciation and amortization of $7,611 at December 31, 2009 and $8,376 at June 30, 2010	2,726	3,514
Goodwill	2,189	2,189
Other intangible assets, net of accumulated amortization of $12,250 at December 31, 2009 and $12,873 at June 30, 2010,	1,706	1,083
Other assets	631	454

Total assets	$12,183	$21,584

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,546	$2,888
Deferred revenues	3,370	3,227
Current portion of long-term debt	500	1,687

Total current liabilities	6,416	7,802
Long-term debt	1,408	—
Other long-term liabilities	250	242

Total liabilities	8,074	8,044

Commitments and contingencies	—	—
Redeemable preferred stock - Series B, convertible, $100 par value, no shares authorized or outstanding at December 31, 2009 and 120,000 shares authorized and outstanding at June 30, 2010. Face value of $12,575 and liquidation preference of $14,748 at June 30, 2010	—	11,582

Common stockholders’ equity:
Preferred stock - Series A, $0.01 par value, 1,000,000 shares authorized at December 31, 2009 and 880,000 shares authorized at June 30, 2010; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2009 and June 30, 2010, 27,846,902 shares issued and 26,855,150 shares outstanding at December 31, 2009 and 27,924,091 shares issued and 26,960,911 shares outstanding at June 30, 2010	279	279
Additional paid-in capital	74,347	74,431
Accumulated deficit	(68,786)	(71,066)
Treasury stock, at cost, 991,752 shares at December 31, 2009 and 963,180 shares at June 30, 2010	(1,731)	(1,686)

Total common stockholders’ equity	4,109	1,958

Total liabilities, redeemable preferred stock and common stockholders’ equity	$12,183	$21,584

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenues:
XBRL filings	768	1,733	1,010	2,683
Data and solutions	2,092	1,888	4,255	3,811
Subscriptions	1,707	1,399	3,537	2,892

Total revenues	4,567	5,020	8,802	9,386
Cost of revenues	1,181	2,032	2,332	3,462

Gross profit	3,386	2,988	6,470	5,924

Operating expenses:
Sales and marketing	820	732	1,749	1,436
Product development	455	423	1,013	832
General and administrative	1,870	2,354	3,900	4,165
Severance costs	—	—	57	227
Amortization and depreciation	533	724	1,030	1,388

	3,678	4,233	7,749	8,048

Loss from operations	(292)	(1,245)	(1,279)	(2,124)
Interest and other expense	(91)	(84)	(201)	(156)

Net loss	(383)	(1,329)	(1,480)	(2,280)
Dividends on preferred stock	—	(339)	—	(575)
Accretion on preferred stock	—	(26)	—	(28)

Net loss to common shareholders	$(383)	$(1,694)	$(1,480)	$(2,883)

Weighted average shares outstanding—basic	26,759	26,942	26,709	26,908

Weighted average shares outstanding—diluted	26,759	26,942	26,709	26,908

Net loss per share—basic	$(0.01)	$(0.06)	$(0.06)	$(0.11)

Net loss per share—diluted	$(0.01)	$(0.06)	$(0.06)	$(0.11)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2008	27,554,713	$276	1,048,895	$(1,828)	$73,092	$(67,836)	$3,704
Net loss	—	—	—	—	—	(1,480)	(1,480)
Exercise of stock options	20,000	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	784	—	784
Restricted stock issued	217,189	2	—	—	(2)	—	—
Treasury stock issued	—	—	(28,572)	51	(51)	—	—

Balance at June 30, 2009	27,791,902	$278	1,020,323	$(1,777)	$73,839	$(69,316)	$3,024

Balance at December 31, 2009	27,846,902	$279	991,752	$(1,731)	$74,347	$(68,786)	$4,109
Net loss	—	—	—	—	—	(2,280)	(2,280)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(575)	—	(575)
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	—	—	—	—	(28)	—	(28)
Fair value of beneficial conversion discount on Series B Preferred Stock	—	—	—	—	254	—	254
Equity based severance charges	—	—	—	—	28	—	28
Exercise of stock options	50,000	—	—	—	70		70
Stock-based compensation	—	—	—	—	380	—	380
Restricted stock issued	27,189	—	—	—	—	—	—
Treasury stock issued	—	—	(28,572)	45	(45)	—	—

Balance at June 30, 2010	27,924,091	$279	963,180	$(1,686)	$74,431	$(71,066)	$1,958

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,480)	$(2,280)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	407	765
Amortization of intangible assets	623	623
Stock-based compensation	784	380
Equity-based severance charges	—	28
Provision for losses on trade accounts receivable	270	270
Amortization of capitalized product costs	109	109
Amortization of deferred financing costs and discount	34	51
Changes in assets and liabilities:
Accounts receivable	(190)	(941)
Other assets, net	19	54
Accounts payable and accrued expenses	(178)	342
Deferred revenues	(26)	(143)
Long-term payables	(127)	(7)

Total adjustments	1,725	1,531

Net cash provided by (used in) operating activities	245	(749)

Cash flows from investing activities:
Capital expenditures	(156)	(468)
Capitalized product development costs	(768)	(1,085)
Short-term investments	(3)	(4)

Net cash used in investing activities	(927)	(1,557)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	—	12,000
Proceeds from exercise of stock options and warrants	16	70
Costs incurred in connection with issuance of Series B Preferred Stock	—	(768)
Payments of notes payable	(188)	(250)

Net cash (used in) provided by financing activities	(172)	11,052

Net (decrease) increase in cash and cash equivalents	(854)	8,746
Cash and cash equivalents at beginning of period	2,062	2,101

Cash and cash equivalents at end of period	$1,208	$10,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$99	$79

Supplemental disclosure of non-cash information:
Accrued dividends on Series B Preferred Stock	$—	$575
Fair value of beneficial conversion discount on Series B Preferred Stock	$—	$254
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	$—	$28

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of EDGAR Online, Inc. and its subsidiaries (“the Company”). All significant intercompany accounts are eliminated upon consolidation. EDGAR Online, Inc. was incorporated in the State of Delaware in November 1995 under the name Cybernet Data Systems, launched its EDGAR Online website in January 1996, and went public in May 1999 under its current name. We are a leading provider of XBRL (eXtensible Business Reporting Language) filing services, data sets and analysis tools. Our data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. Our XBRL Filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the U.S. Securities and Exchange Commission. Our XBRL analysis tool is a proprietary software tool that assists users in analyzing both our own proprietary XBRL data sets and industry standard XBRL data files. We deliver our data and analysis products via online subscriptions, as data licenses directly to end-users, embedded in other web sites and through a variety of redistributors. We deliver our filings services primarily through partnerships with financial printers and other providers of SEC compliance services. Consumers of our information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

The unaudited interim financial statements of the Company as of June 30, 2010 and for the three and six months ended June 30, 2009 and 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010, the results of its operations for the three and six months ended June 30, 2009 and 2010 and changes in common stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2010. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the expected results for the full 2010 fiscal year or any future period.

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

On June 22, 2010, the Company formed UBM Acquisition Corp. as a wholly owned subsidiary in connection with the merger agreement with UBmatrix, Inc. (see Note 13- Merger Agreement and Stock Purchase Agreement)

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the issuance of the condensed consolidated financial statements

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(2) REVENUE RECOGNITION

We derive revenues from three primary sources: XBRL processing fees, fees for data and solutions and fees for subscriptions to our web services. We recognize XBRL filings revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. Revenue from data licenses is recognized over the term of the underlying contracts. Our data solutions sometimes involve upfront one-time customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Subscriptions revenue also includes ancillary advertising and e-commerce revenue which are recognized as the services are provided.

(3) INCOME (LOSS) PER SHARE

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

Diluted net loss per common share is the same as basic net loss per common share amounts for the three and six months ended June 30, 2009 and 2010 as the Company reported a net loss and therefore all outstanding stock options, convertible securities, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2010 of 3,886,427 and 3,840,621, respectively, nor does it include 11,432,182 common shares issuable under the conversion provisions of our Series B Preferred Stock at June 30, 2010.

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $198 and $89 at December 31, 2009 and June 30, 2010, respectively. Related amortization expense, included in cost of revenues, totaled $55 for both the three months ended June 30, 2009 and 2010 and $109 for both the six months ended June 30, 2009 and 2010.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (previously Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $1,784 and $2,406 at December 31, 2009 and June 30, 2010, respectively. Related amortization expense totaled $80 and $254 in the three months ended June 30, 2009 and 2010, respectively, and $124 and $463 in the six months ended June 30, 2009 and 2010, respectively.

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

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth pursuant to the Financing Agreement. The Company was in compliance with the amended terms at June 30, 2010.

In connection with the Financing Agreement, the Company issued to Rosenthal a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price equal to $2.81 (the market price of the Company’s common stock on the closing date of the transaction) which expired unexercised on April 30, 2010. A discount related to the warrant totaling $125 was recorded based on the Black-Scholes-Merton fair value of the warrant on the date of issue and was amortized over the term of the warrant. Also in connection with this transaction, the Company paid its financial advisor $125, which represents 3% of the gross principal amount of the term loan and 2% of the gross principal amount of the revolving credit which is being amortized over the term of the loan.

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At June 30, 2010, the entire balance of $1,687 was classified as the current portion of long-term debt and there were $33 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of June 30, 2010. Interest expense under the Agreement, totaled $77 and $83 for the three months ended June 30, 2009 and 2010, respectively, and included $17 and $34, respectively, of amortization of deferred financing costs and warrant discount. Interest expense under the Agreement, totaled $173 and $153 for the six months ended June 30, 2009 and 2010, respectively, and included $34 and $51, respectively, of amortization of deferred financing costs and warrant discount.

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (previously SFAS No. 123 (R), “Share-Based Payment”). Stock-based compensation expense for the three and six months ended June 30, 2009 and 2010 was recognized in the following income statement expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Cost of revenues	$12	$7	$23	$17
Sales and marketing	94	27	205	66
Product development	36	17	71	39
General and administrative	176	133	485	258

Total stock compensation expense	$318	$184	$784	$380

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

This expense increased the Company’s net loss per share by $0.01 in both the three months ended June 30, 2009 and 2010, and by $0.03 and $0.01 in the six months ended June 30, 2009 and 2010, respectively.

There were no stock options granted in the three months ended June 30, 2009. The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended June 30, 2010 was $1.52. The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2009 and 2010 were $1.01 and $1.52, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2009	2010
Expected dividend yield	0.0%	0.0%
Expected volatility	74.46%	73.84%
Risk-free interest rate	2.04%	2.63%
Expected life in years	6	6

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield —reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

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

Stock Options and Restricted Stock Grants as of June 30, 2010

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

Option activity for the six months ended June 30, 2010 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2009	3,618,362	$2.12
Granted	260,000	$2.00
Exercised	(50,000)	$1.39
Cancelled	(101,666)	$7.25

Outstanding at June 30, 2010	3,726,696	$1.83	5.27 years	$194

Exercisable at June 30, 2010	2,961,545	$2.07	5.40 years	$117

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2010. During the six months ended June 30, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $33. Cash received from stock options exercised during the six months ended June 30, 2010 was $70.

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

In addition, the Company has historically granted restricted shares under the 2005 Plan. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2009	169,686	$2.47
Granted	—	—
Vested	(55,761)	$2.72
Cancelled	—	—

Non-vested at June 30, 2010	113,925	$2.34	$147

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at June 30, 2010. During the six months ended June 30, 2010, the aggregate intrinsic value of shares vested was $90, determined based on the market price of the Company’s common stock on the respective vesting dates.

At June 30, 2010, 1,264,851 shares were available for grant under the 2005 Plan. The Company has requested shareholders approve an increase of 5,955,109 shares to be available for grant under the Plan at its Annual Meeting of Shareholders.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 27% of accounts receivable at December 31, 2009 and 42% of accounts receivable at June 30, 2010. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2009 or June 30, 2010.

R.R. Donnelley & Sons comprised 17% and 35% of the Company’s total revenue for the three months ended June 30, 2009 and 2010, respectively, and 12% and 29% of the Company’s total revenue for the six months ended June 30, 2009 and 2010, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three or six months ended June 30, 2009 and 2010, In addition, the Company has not experienced any significant credit losses to date from any one customer

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2009 and June 30, 2010, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) SEVERANCE COSTS

On March 31, 2010, our former Chief Financial Officer resigned from the Company. As part of the separation and release agreement, the Company will pay $187 and continue medical benefits for a ten-month period. In addition, as part of the agreement, 50,000 options immediately vested. As a result, the Company recorded severance costs totaling $227 and additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. At June 30, 2010, there are $138 of severance costs payable through January 2011 included in accrued expenses.

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(9) REDEEMABLE PREFERRED STOCK

On January 28, 2010, The Company sold 120,000 shares of Series B Preferred Stock to Bain Capital Venture Integral Investors, LLC (“Bain”) at $100 per share for total proceeds of $12,000. The carrying value of the Series B Preferred Stock at June 30, 2010 is as follows:

Original face value plus accrued dividends	$12,575
Issuance costs and beneficial conversion feature discount	(1,021)
Accretion on preferred stock	28

$11,582

The carrying value of the Series B Preferred Stock is reduced by the issuance stock costs and any beneficial conversion feature discounts and is then accreted back to redemption value over the eight year redemption period.

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock determined by dividing the purchase price per share plus accrued dividends by an initial conversion price of $1.10 per share, subject to standard antidilution adjustments. However, the shares of Series B Preferred Stock are not convertible to the extent that such conversion would result in the Purchaser and its affiliates owning in excess of 19.9% of the shares of the Company’s voting power. The holders of Series B Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock are convertible, subject to the same limitations on conversion as set forth in the preceding sentence. The Series B Preferred Stock contains a compounding, cumulative 11.44037% per annum dividend. Following the fifth anniversary of the issuance of the Series B Preferred Stock, the dividend will no longer accrue unless declared by the Board of Directors of the Company. The dividends will be cumulative, whether or not declared, accrue daily and compound annually. No cash dividends are payable unless cash dividends are declared on common shares.

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

In the event of a liquidation, dissolution or wind up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the original purchase price plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at June 30, 2010 is approximately $14,748 based on the market price of the Company’s common stock on June 30, 2010.

In the event of a change in control of the Company as defined in the agreement, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price plus all accrued and unpaid dividends thereon, provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued thereon from the issue date through and including the fifth anniversary of the issue date. The amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at June 30, 2010 would have been approximately $24,188 based on the market price of the Company’s common stock on June 30, 2010.

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

The redemption value of the Series B Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are exercised, at December 31 of each of the succeeding five year periods and at the fifth anniversary of the Agreement is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2010	$13,267	12,061,364
2011	$14,785	13,441,182
2012	$16,481	14,983,182
2013	$18,367	16,697,273
2014	$20,468	18,607,545
January 28, 2015	$20,625	18,750,000

(10) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain $154 for costs related to the issuance of the Series B Preferred Stock. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. There were no fees paid to the Bain Board Members or consultants for the six months ended June 30, 2010.

(11) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2009, the Company had approximately $40,000 in federal net operating losses which will expire between 2011 and 2029, and approximately $38,000 of state net operating loss carry forwards which will expire between 2010 and 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards is subject to annual limitations based on past and future changes in ownership of the Company. The Company has determined that it has experienced multiple ownership changes since inception, but does not believe that these past changes in ownership will restrict its ability to use its losses and credits within the carry forward period. Approximately $13,000 of the total federal net operating loss is currently subject to an annual limitation of approximately $1,400 per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

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

EDGAR ONLINE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(13) MERGER AGREEMENT AND STOCK SALE AGREEMENT

On June 23, 2010, the Company, through its wholly owned subsidiary UBM Acquisition Corp., entered into a merger agreement with UBmatrix, Inc., an XBRL software provider to independent software vendors and major U.S. and international regulators. The merger will be an all equity transaction with the issuance by the Company of a combination of designated Series C Preferred Stock and common stock. The issuance of stock in this merger is subject to approval of the shareholders’ of the Company. If the merger is approved and becomes effective, the shareholders of UBmatrix will receive an initial payment of 74,379 shares of EDGAR Online Series C Preferred Stock (initially redeemable into 5,129,573 shares of common stock) and 2,685,088 shares of EDGAR Online common stock. A portion of the common stock will be issued to certain employees of UBmatrix and will be issued pursuant to our 2005 Plan. A total of 1,622,042 shares of the common stock will be held in escrow for a period of twelve months to secure the post-closing indemnification obligations of the UBmatrix stockholders.

Each share of Series C Preferred Stock will be redeemable into 100 shares of common stock at a conversion price of $1.45 per share. The Series C Preferred Stock will carry an 11.44037% dividend payable in additional convertible shares. Through January 28, 2015, the maturity date, the Series C Preferred Stock will earn paid-in-kind dividends that will result in an additional 2,998,957 shares of EDGAR Online common stock being issuable upon conversion. The Series C Preferred Stock will contain change of control, liquidation and other preferences substantially similar to the Series B Preferred Stock (see Note 9 – Redeemable Preferred Stock).

The definitive merger agreement has been approved by the Boards of Directors of both companies and by a requisite number of shareholders of UBmatrix. The issuance of the EDGAR Online stock in the merger and certain of the other transactions contemplated by the merger agreement are subject to a vote by the EDGAR Online shareholders. Closing is contingent on this approval as well as other customary closing conditions. If the issuance of stock in the merger is approved by shareholders, it is anticipated that the merger will be consummated in the third quarter of 2010.

In connection with the merger agreement and simultaneously with the closing, the UBmatrix shareholders will purchase an additional $2,000 worth of Series C Preferred Stock for cash (initially redeemable into 871,546 shares of common stock) pursuant to a Stock Purchase Agreement. This offering will earn paid-in-kind dividends through January 28, 2015, that will result in an additional 509,542 shares of EDGAR Online common stock being issuable upon conversion.

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

We recognize revenue from providing the following services:

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons is one of our partners in this channel, whereby we provide services to their customer base for compliance with existing and upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with R.R. Donnelley & Sons became non-exclusive for both parties. Since then, we have signed an agreement PR Newswire and we are exploring other potential XBRL partnerships and distribution agreements. We plan to structure our future agreements on the model we signed with other financial printers in which we receive both filings fees and minimum conversions; however, we may on occasion sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests. For 2010, we have contracted minimum fee commitments totaling $5.5 million with respect to our XBRL filings channel.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2010	2009	2010
Total revenues	100%	100%	100%	100%
Cost of revenues	26	40	26	37

Gross profit	74	60	74	63
Operating expenses:
Sales and marketing	18	15	20	15
Product development	10	8	12	9
General and administrative	41	47	44	44
Severance costs	—	—	1	2
Amortization and depreciation	11	14	12	15

Loss from operations	(6)	(24)	(15)	(22)
Interest and other, net	(2)	(2)	(2)	(2)

Net loss	(8)%	(26)%	(17)%	(24)%

REVENUES

Total revenues for the three months ended June 30, 2010 increased 10% to $5,020 from total revenues of $4,567 for the three months ended June 30, 2009. The net increase in revenues was primarily attributable to a $965, or 126%, increase in XBRL filings revenues which was partially offset by a $308, or 18% decrease in subscriptions revenues and a $204, or 10%, decrease in data and solutions revenues. Total revenues for the six months ended June 30, 2010 increased 7% to $9,386, from $8,802 for the six months ended June 30, 2009. The net increase in revenues was primarily attributable to a $1,673, or 166%, increase in XBRL filings revenues which was partially offset by a $645, or 18%, decrease in subscriptions revenues and a $444, or 10%, decrease in data and solutions revenues.

XBRL FILINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2010	2009	2010
Revenues (in $000s)	$768	$1,733	$1,010	$2,683
Percentage of total revenue	17%	35%	12%	29%

The increase in XBRL filings revenues for the three and six months ended June 30, 2010 from the three and six months ended June 30, 2009 was primarily related to the SEC rules that require certain companies to file their documents in XBRL beginning with the quarter ended after June 15, 2009, as well as XBRL conversions from companies that were not required to file with the SEC.

DATA AND SOLUTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2010	2009	2010
Revenues (in $000s)	$2,092	$1,888	$4,255	$3,811
Percentage of total revenue	46%	38%	48%	41%
Number of contracts at June 30	280	300	280	300

Data and solutions revenues decreased for the three and six months ended June 30, 2010 from the three and six months ended June 30, 2009 primarily due to a decrease in data solutions revenues resulting in reductions from one contract. Although the number of data license contracts has increased, the revenues from data licenses is relatively consistent with prior year as there were several large cancellations in 2009.

SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2009	2010	2009	2010
Revenues (in $000s)	$1,707	$1,399	$3,537	$2,892
Percentage of total revenue	37%	27%	40%	30%
Average price per subscriber	$669	$622	$694	$643
Number of subscribers at June 30	10,200	9,000	10,200	9,000

Subscription revenues for the three and six months ended June 30, 2010 decreased from the three and six months ended June 30, 2009 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past year and the recent and continuing economic downturn in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales during the referenced periods.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to create XBRL filings and produce data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended June 30, 2010 increased $851, or 72%, to $2,032 from $1,181 for the three months ended June 30, 2009. The net increase in cost of revenues was primarily due to an $800 increase in payroll related expenses related to our XBRL filings business. Total cost of revenues for the six months ended June 30, 2010 increased $1,130, or 48%, to $3,462 from $2,332 for the three months ended June 30, 2009. The net increase in cost of revenues was primarily due to a $1,020 increase in payroll related expenses related to our XBRL filings business and a $136 increase in XBRL related production costs

GROSS PROFIT

Gross profit for the three months ended June 30, 2010 decreased $398, or 12%, to $2,988 from $3,386 for the three months ended June 30, 2009. The gross profit percentage decreased to 60% for the three months ended June 30, 2010 from 74% for the three months ended June 30, 2009. Gross profit for the six months ended June 30, 2010 decreased $546, or 8%, to $5,924 from $6,470 for the six months ended June 30, 2009. The gross profit percentage decreased to 63% for the six months ended June 30, 2010 from 74% for the six months ended June 30, 2009. The decreases in the gross profit percentages were due to the higher costs related to XBRL filings revenues which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2010 decreased $88, or 11%, to $732 from $820 for the three months ended June 30, 2009. The net decrease was primarily due to a $73 decrease in payroll related expenses and a $67 decrease in stock compensation expenses which were partially offset by a $53 increase in professional fees. Sales and marketing expenses for the six months ended June 30, 2010 decreased $313 or 18%, to $1,436 from $1,749 for the six months ended June 30, 2009. The net decrease was primarily due to a $140 decrease in stock compensation expenses, a $95 decrease in payroll related fees and an $87 decrease in advertising and marketing expenses.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended June 30, 2010 decreased $32, or 7%, to $423 from $455 for the three months ended June 30, 2009. The decrease was primarily due to a $12 decrease in payroll related expenses and a $13 decrease in stock compensation expenses. Development expenses for the six months ended June 30, 2010 decreased $181, or 18%, to $832 from $1,013 for the six months ended June 30, 2009. The decrease was primarily due to a $100 decrease in professional fees, a $55 decrease in payroll costs and a $25 decrease in stock compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2010 increased $484, or 26%, to $2,354 from $1,870 for the three months ended June 30, 2009. The net increase was primarily due to a $266 increase in professional fees, a $176 increase in payroll related expenses and an $80 increase in rent. General and administrative expenses for the six months ended June 30, 2010 increased $265, or 7%, to $4,165 from $3,900 for the six months ended June 30, 2009. The net increase was primarily due to a $179 increase in professional fees and a $92 increase in rent.

Severance Costs. In the six months ended June 30, 2010, we accrued $227 of severance costs related to the resignation of our former Chief Financial Officer. As part of the severance agreement, 50,000 options immediately vested. As a result, additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. In the six months ended June 30, 2009, we accrued $57 of severance costs related to workforce reductions.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2010 increased $191, or 36%, to $724 from $533 for the three months ended June 30, 2009. Depreciation and amortization for the six months ended June 30, 2010 increased $358, or 35%, to $1,388 from $1,030 for the six months ended June 30, 2009. The increases are a result of increased capital expenditures and the addition of amortization expense related to capitalized XBRL development costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $749 for the six months ended June 30, 2010 compared to net cash provided by operations of $245 for the six months ended June 30, 2009, primarily due to the increase in net loss for the six months ended June 30, 2010.

Net cash used in investing activities was $1,557 for the six months ended June 30, 2010 compared to net cash used in investing activities of $927 for the six months ended June 30, 2009. The increase for the six months ended June 30, 2010 was due to a $312 increase in capital expenditures and a $317 increase in capitalized product development costs.

Net cash provided by financing activities was $11,052 for the six months ended June 30, 2010 compared to net cash used of $172 for the six months ended June 30, 2009. On January 28, 2010 we issued 120,000 shares of our Series B Preferred Stock for $12,000, offset by fees incurred of $768. Generally, each Series B Preferred Share is convertible into shares of our common stock determined by dividing the purchase price per share plus accrued dividends by a conversion price of $1.10 per share. Under certain conditions, we may be required to redeem all or part of the Series B Preferred Shares at fair value (see Note 9, Redeemable Preferred Stock of the accompanying notes to unaudited financial statements). We expect to use a substantial portion of the proceeds from the issuance to support investment in personnel, infrastructure, training and other costs related to our XBRL filings business.

We are party to a Financing Agreement with Rosenthal and Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to us and has provided a revolving line of credit of up to $2.5 million of which approximately $2.0 million would have been available to us at June 30, 2010 in accordance with the provisions of the agreement. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement, as amended. We were in compliance with these ratios and covenants, as amended, at June 30, 2010. At June 30, 2010 we had sufficient cash to repay the outstanding indebtedness under the term loan. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement.

At June 30, 2010, we had cash and cash equivalents on hand of $10,847. We have no off-balance sheet arrangements at June 30, 2010. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B preferred stock issuance and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

In addition, if the merger agreement with UBmatrix Inc. is approved by the shareholders, we may be required to invest capital to support that business. In anticipation of that requirement, simultaneous with the closing of the merger agreement the Company will receive $2 million in additional capital from sale of additional Series C Preferred Stock to certain current investors in UBmatrix which amount will be in addition to the working capital of UBmatrix acquired at closing (see Note 13- Merger Agreement and Stock Purchase Agreement in the accompanying financial statements).

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

Changes in Internal Control over Financial Reporting

We hired our new Chief Financial Officer, David J. Price, effective July 6, 2010. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factors relate to our proposed merger with UBmatrix.

We may not realize all of the anticipated benefits of the UBmatrix acquisition.

The success of the merger will depend, in part, on our ability to realize the anticipated growth opportunities and strategic synergies from combining the businesses of our company and UBmatrix. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors, including:

•	continued adoption of XBRL by regulators filers and financial analysts in the United States and globally;

•	our ability to preserve and expand UBmatrix’s and EDGAR Online’s existing and potential channel partnerships;

•	our ability to preserve and expand important customers of data, regulatory or filing offerings;

•	our ability to effectively consolidate research and development operations, software development technologies and product planning functions;

•	the pricing the market will bear for XBRL filing, regulation systems and data;

•	customer acceptance of our strategy to cross sell our products and services;

•	other technology solutions or service offerings that develop greater market acceptance than ours;

•	prior art, prior patents or developments in intellectual property law that reduce the effectiveness of our own intellectual property positions;

•	unforeseen technology integration issues or additional development that must be done to improve the competitiveness of our combined offerings

•	the ability of our team to scale our infrastructure and resources to meet the demands of our customers, partners and new markets simultaneously;

•	unforeseen capital requirements, skill requirements or regulatory requirements to enter new markets;

•	the ability of our team to scale our infrastructure and resources using our current capital base;

•	retaining and attracting key employees;

•	consolidating corporate and administrative functions;

•	effective business development efforts; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

The number of shares of our Series C Stock and common stock to be issued to the securityholders and service providers of UBmatrix is not adjustable based on the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the merger agreement was signed.

The parties to the merger agreement have determined the number of shares of Series C Stock and common stock to be issued to UBmatrix’s securityholders and service providers, and this number is not adjustable based on changes in the market price of our common stock. Any changes in the market price of our common stock will not affect the number of shares that holders of UBmatrix securities will be entitled to receive pursuant to the merger. Therefore, if the market price of our common stock declines from the market price on the date of the merger agreement prior to the consummation of the merger, UBmatrix securityholders and service providers could receive merger consideration with considerably less value. Similarly, if the market price of our common stock increases from the market price on the date of the merger agreement prior to the consummation of the merger, UBmatrix securityholders and service providers could receive merger consideration with considerably more value than their UBmatrix securities, and our stockholders immediately prior to the merger will not be compensated for the increased market value of our common stock. Because the number of shares of our common stock to be issued to the securityholders and service providers of UBmatrix does not adjust as a result of changes in the value of our common stock, for each 1% that the market value of our common stock rises or declines, there is a corresponding 1% rise or decline, respectively, in the value of the total merger consideration issued to the UBmatrix securityholders and service providers.

Our shareholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

If the combined company is unable to realize the strategic, operational and financial benefits currently anticipated from the merger, you may experience substantial dilution of your ownership interest in our company without receiving any commensurate benefit.

The merger is subject to conditions to closing that could result in the merger being delayed or not consummated, which could negatively impact our stock price and future business and operations.

The merger is subject to conditions to closing as set forth in the merger agreement, including obtaining the requisite approval of our stockholders. The requisite approval of the stockholders of UBmatrix to the merger was obtained on June 23, 2010. If any of the conditions to the merger are not satisfied or, where permissible, not waived, the merger will not be consummated. Failure to consummate the merger could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the merger or any uncertainty about the consummation of the merger may adversely affect the future business, growth, revenue and results of operations of the combined company.

Changes to our financial statements resulting from accounting for the acquisition might adversely affect the market value of our common stock following the merger.

In accordance with U.S. GAAP, the merger will be accounted for as a purchase of a business, which will result in changes to our financial statements that could have an adverse impact on the market value of our common stock following completion of the merger. The total estimated purchase price will be allocated to UBmatrix’s net tangible assets, identifiable intangible assets and in-process research and development assets based on their fair values as of the date of completion of the merger. Any excess of the purchase price over those fair values will be allocated to goodwill.

If UBmatrix’s former stockholders, or other holders of our stock, immediately sell our common stock received in the merger, they could cause our common stock price to decline.

If the former stockholders or employees of UBmatrix who receive our shares in the merger, or other holders of our stock, sell significant amounts of our common stock following the merger (in the case of the former stockholders or employees of UBmatrix, after the shares are released from escrow or the restrictions on vesting lapse, as the case may be), the market price of our common stock could decline. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock.

Our business and stock price may be adversely affected if the acquisition of UBmatrix is not completed.

Our acquisition of UBmatrix is subject to several customary conditions, including the approvals of the transaction by our stockholders. If our acquisition of UBmatrix is not completed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

•	the potential difficulty of unwinding business plans created in reliance on the license agreement with UBmatrix;

•	the current market price of shares of our common stock reflects a market assumption that the acquisition will be completed; and

•	we would not realize the benefits we expect from acquiring UBmatrix.

After the completion of the merger, the surviving corporation, which will be a wholly-owned subsidiary of our company, will possess not only all of the assets but also all of the liabilities of UBmatrix. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on the combined company’s business, operating results and financial condition.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems. After the completion of the merger, the surviving corporation, which will be a wholly-owned subsidiary of our company, will possess not only all of the assets, but also all of the liabilities of UBmatrix. Although we conducted a due diligence investigation of UBmatrix and its known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise after the completion of the merger, which could have an adverse effect on the combined company’s business, operating results and financial condition. The amount of such liabilities may be in excess of the value of the shares of our common stock that will be placed into escrow until the one-year anniversary of the closing of the merger to cover the indemnification obligations of the UBmatrix stockholders under the merger agreement, or such liabilities may not be uncovered until after such shares have been released from escrow.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the merger with UBmatrix and sale of Series C stock.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Since inception, we have incurred net operating losses and have incurred no federal or state income tax expense. At December 31, 2009, we had approximately $40 million in federal net operating losses which will expire between 2011 and 2029, and approximately $38 million of state net operating loss carry forwards which will expire between 2010 and 2027. We have determined that we have experienced multiple ownership changes since inception, but do not believe that these changes in ownership will restrict our ability to use the losses and credits within the carry forward period. Approximately $13 million of our total federal net operating loss is currently subject to an annual limitation of approximately $1.4 million per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

In addition, as of its last fiscal year ended September 30, 2009, UBmatrix had federal net operating loss carry forwards of approximately $21 million. We believe that UBmatrix has also experienced multiple ownership changes since its inception, and that the merger will likely result in limitations on our ability to utilize UBmatrix’s net operating losses in the future.

We currently anticipate that the shares issued pursuant to the merger agreement and the sale of Series C stock, together with certain other transactions involving our common stock within the testing period, will result in an ownership change. Even if the merger and the sale of Series C stock do not result in an immediate ownership change, they would significantly increase the likelihood that there would be an additional ownership change in the future (which ownership change could occur as a result of transactions involving our stock that are outside of our control).

In addition to the above described risks regarding our potential merger with UBmatrix, the following risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Please refer to Item I of our Annual Report for 2009 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2010, and may incur additional losses in 2011. At June 30, 2010, we had an accumulated deficit of approximately $71 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.2 million in 2009, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for six months ended June 30, 2010 totaled $9.4 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

In 2009, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 29% of our total revenues for the six months ended June 30, 2010 and 22% for the year ended December 31, 2009 due to our partnership in which we jointly offer public companies a compliance solution for financial reporting in XBRL. Although our agreement with R.R. Donnelley & Sons is for an initial term of three years, if we and R.R. Donnelley & Sons cannot agree on annual and other fees each year, the services agreement may not continue as we originally anticipated. The second year of the services agreement began on October 1, 2009 and fees for the second year of the agreement were amended as of December 30, 2009. Fees for the third year of the agreement shall be agreed to prior to October 1, 2010. When we negotiate year three fees, we cannot assure you that we will agree on new pricing or other terms that will be attractive us.

On December 30, 2009, we amended our service agreement to make the relationship between us and R.R. Donnelley & Sons non-exclusive for both parties. As such, we cannot guarantee that R.R. Donnelley & Sons will continue to provide us with all of their XBRL assignments, or will not chose another outside organization to translate its XBRL filings. In addition, because R.R. Donnelley & Sons recently announced an intention to purchase Bowne & Co., Inc., a provider of shareholder and marketing communications services, and Bowne & Co., Inc. has an in-house XBRL solution, we cannot assure you that R.R. Donnelley & Sons will continue to use any external XBRL provider.

In addition, our costs relating to our joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the R.R. Donnelley & Sons partnership not as profitable as we expected. Also, any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss or decrease in business of the significant relationship we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, or if the partnership is not as long or lucrative as we expected could have a material adverse effect on our financial results.

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

On July 26, 2010, the Compensation Committee of the Board of Directors approved the payment to the Company’s Chief Executive Officer of cash in an amount of $115,069, which represents $62,959 as compensation to the Chief Executive Officer for the income taxes paid by the Chief Executive Officer with respect to the income recognized by him in connection with the provision to him by the Company of a corporate apartment during the years 2007 through 2009, as well as $52,110 as a “gross up” with respect to the income taxes payable on such $62,959.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 23, 2010, by and among the Registrant, UBM Acquisition Corp., UBmatrix, Inc. and the Stockholders’ Representative (as defined therein) (1)

3.1	Form of Certificate of Designation of Series C Convertible Preferred Stock (1)

10.1	Series C Preferred Stock Purchase Agreement, dated June 23, 2010(1)

10.2	Consulting Agreement, dated as of April 12. 2010 between the Registrant and Ronald Fetzer*+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2010, and incorporated by reference herein.
+	Compensatory plan or arrangement.
*	filed or furnished herewith, as the case may be
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2010	EDGAR ONLINE, INC.

	By:	/ S / PHILIP D. MOYER
Philip D. Moyer
Chief Executive Officer and President

	By:	/ S / DAVID J. PRICE
David J. Price
Chief Financial Officer