Form 10-Q
period 2010-09-30
EDGAR ONLINE INC
filed 2010-11-12
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2010

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

Number of shares of common stock outstanding at November 12, 2010: 26,984,829 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Forward Looking Statements

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to stockholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such verbs as expects, anticipates, believes or similar verbs or conjugations of such verbs. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A, “Risk Factors” of this report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We will not update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2009	September 30, 2010
		(unaudited)
ASSETS
Cash and cash equivalents	$2,101	$9,503
Short-term investments	222	226
Accounts receivable, less allowance of $344 at December 31, 2009 and $468 at September 30, 2010	2,360	3,095
Other current assets	248	256

Total current assets	4,931	13,080
Property and equipment, net of accumulated depreciation and amortization of $7,611 at December 31, 2009 and $8,865 at September 30, 2010	2,726	3,559
Goodwill	2,189	2,189
Other intangible assets, net of accumulated amortization of $12,250 at December 31, 2009 and $13,185 at September 30, 2010	1,706	771
Other assets	631	415

Total assets	$12,183	$20,014

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$2,546	$2,786
Deferred revenues	3,370	3,366
Current portion of long-term debt	500	1,562

Total current liabilities	6,416	7,714
Long-term debt	1,408	—
Other long-term liabilities	250	240

Total liabilities	8,074	7,954

Commitments and contingencies	—	—
Redeemable preferred stock - Series B, convertible, $100 par value, no shares authorized or outstanding at December 31, 2009 and 120,000 shares authorized and outstanding at September 30, 2010; face value of $12,921 and liquidation preference of $14,331 at September 30, 2010	—	11,947

Common stockholders’ equity:
Preferred stock - Series A, $0.01 par value, 1,000,000 shares authorized at December 31, 2009 and 880,000 shares authorized at September 30, 2010; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized at December 31, 2009 and September 30, 2010, 27,846,902 shares issued and 26,855,150 shares outstanding at December 31, 2009 and 27,936,913 shares issued and 26,978,495 shares outstanding at September 30, 2010	279	279
Additional paid-in capital	74,347	74,343
Accumulated deficit	(68,786)	(72,830)
Treasury stock, at cost, 991,752 shares at December 31, 2009 and 958,418 shares at September 30, 2010	(1,731)	(1,679)

Total common stockholders’ equity	4,109	113

Total liabilities, redeemable preferred stock and common stockholders’ equity	$12,183	$20,014

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues:
XBRL filings	$1,478	$1,959	$2,488	$4,642
Data and solutions	2,179	1,892	6,434	5,703
Subscriptions	1,585	1,307	5,122	4,199

Total revenues	5,242	5,158	14,044	14,544
Cost of revenues	1,147	2,244	3,479	5,706

Gross profit	4,095	2,914	10,565	8,838

Operating expenses:
Sales and marketing	701	527	2,450	1,963
Product development	478	440	1,491	1,272
General and administrative	1,897	2,634	5,797	6,799
Severance costs	—	211	57	438
Amortization and depreciation	568	801	1,598	2,189

	3,644	4,613	11,393	12,661

Income (loss) from operations	451	(1,699)	(828)	(3,823)
Interest and other expense, net	(91)	(65)	(292)	(221)

Net income (loss)	360	(1,764)	(1,120)	(4,044)
Dividends on preferred stock	—	(346)	—	(921)
Accretion on preferred stock	—	(19)	—	(47)

Net income (loss) to common stockholders	$360	$(2,129)	$(1,120)	$(5,012)

Weighted average shares outstanding—basic	26,775	26,972	26,731	26,929

Weighted average shares outstanding—diluted	27,437	26,972	26,731	26,929

Net income (loss) per share—basic	$0.01	$(0.08)	$(0.04)	$(0.19)

Net income (loss) per share—diluted	$0.01	$(0.08)	$(0.04)	$(0.19)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2008	27,554,713	$276	1,048,895	$(1,828)	$73,092	$(67,836)	$3,704
Net loss	—	—	—	—	—	(1,120)	(1,120)
Exercise of stock options	20,000	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	1,056	—	1,056
Restricted stock issued	217,189	2	—	—	(2)	—	—
Treasury stock issued	—	—	(33,334)	58	(58)	—	—

Balance at September 30, 2009	27,791,902	$278	1,015,561	$(1,770)	$74,104	$(68,956)	$3,656

Balance at December 31, 2009	27,846,902	$279	991,752	$(1,731)	$74,347	$(68,786)	$4,109
Net loss	—	—	—	—	—	(4,044)	(4,044)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(921)	—	(921)
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	—	—	—	—	(47)	—	(47)
Fair value of beneficial conversion discount on Series B Preferred Stock	—	—	—	—	254	—	254
Equity-based severance charges	—	—	—	—	28	—	28
Exercise of stock options	50,000	—	—	—	70		70
Stock-based compensation	—	—	—	—	664	—	664
Restricted stock issued	40,011	—	—	—	—	—	—
Treasury stock issued	—	—	(33,334)	52	(52)	—	—

Balance at September 30, 2010	27,936,913	$279	958,418	$(1,679)	$74,343	$(72,830)	$113

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,120)	$(4,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	663	1,254
Amortization of intangible assets	935	935
Stock-based compensation	1,056	664
Equity-based severance charges	—	28
Provision for losses on trade accounts receivable	455	405
Amortization of capitalized product costs	164	149
Amortization of deferred financing costs and discount	51	62
Changes in assets and liabilities:
Accounts receivable	(326)	(1,140)
Other assets, net	102	27
Accounts payable and accrued expenses	(222)	240
Deferred revenues	(588)	(4)
Long-term payables	(127)	(10)

Total adjustments	2,163	2,610

Net cash provided by (used in) operating activities	1,043	(1,434)

Cash flows from investing activities:
Capital expenditures	(277)	(490)
Capitalized product development costs	(1,004)	(1,597)
Short-term investments	(3)	(4)

Net cash used in investing activities	(1,284)	(2,091)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	—	12,000
Costs incurred in connection with issuance of Series B Preferred Stock	—	(768)
Proceeds from exercise of stock options and warrants	16	70
Payments of notes payable	(313)	(375)

Net cash (used in) provided by financing activities	(297)	10,927

Net (decrease) increase in cash and cash equivalents	(538)	7,402
Cash and cash equivalents at beginning of period	2,062	2,101

Cash and cash equivalents at end of period	$1,524	$9,503

Supplemental disclosure of cash flow information:
Cash paid for interest	$146	$115

Supplemental disclosure of non-cash information:
Accrued dividends on Series B Preferred Stock	$—	$921
Fair value of beneficial conversion discount on Series B Preferred Stock	$—	$254
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	$—	$47

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

The unaudited interim financial statements of the Company as of September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2009 and 2010 and changes in common stockholders’ equity and cash flows for the nine months ended September 30, 2009 and 2010. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the expected results for the full 2010 fiscal year or any future period.

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

Basic income (loss) per common share excludes dilution for common stock equivalents and is computed by dividing the net income (loss), after deducting preferred stock dividends and the accretion of the beneficial conversion feature discount, by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share is calculated using the treasury stock method and reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted net income per share for the three months ended September 30, 2009 included the effect of 1,287,378 options with a weighted average exercise price of $1.16 and the effect of 248,495 unvested restricted stock grants. Diluted net loss per share is the same as basic net loss per share amounts for the three months ended September 30, 2009 and the nine months ended September 30, 2009 and 2010 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants of 3,976,857 for the nine months ended September 30, 2009 and 4,245,736 for the three and nine months ended September 30, 2010, nor does it include 11,746,727 common shares issuable under the conversion provisions of our Series B Preferred Stock at September 30, 2010.

A reconciliation of shares used in calculating basic and diluted net income per share for the three months ended September 30, 2009 is as follows:

Three Months Ended September 30, 2009
Basic	26,774,736
Effect of options and unvested restricted stock grants	662,737

Diluted	27,437,473

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $198 and $49 at December 31, 2009 and September 30, 2010, respectively. Related amortization expense, included in cost of revenues, totaled $55 and $40 for the three months ended September 30, 2009 and 2010, respectively, and $164 and $149 for the nine months ended September 30, 2009 and 2010, respectively.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (previously Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $1,784 and $2,585 at December 31, 2009 and September 30, 2010, respectively. Related amortization expense totaled $122 and $333 in the three months ended September 30, 2009 and 2010, respectively, and $245 and $796 in the nine months ended September 30, 2009 and 2010, respectively.

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

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth pursuant to the Financing Agreement. The Company was in compliance with the amended terms at September 30, 2010.

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

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At September 30, 2010, the entire balance of $1,562 was classified as the current portion of long-term debt and there were $22

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

of unamortized deferred financing costs included in other current assets. The Company has not received any funding under the revolving line of credit as of September 30, 2010. Interest expense under the Agreement, totaled $77 and $58 for the three months ended September 30, 2009 and 2010, respectively, and included $17 and $11, respectively, of amortization of deferred financing costs and warrant discount. Interest expense under the Agreement, totaled $250 and $211 for the nine months ended September 30, 2009 and 2010, respectively, and included $51 and $62, respectively, of amortization of deferred financing costs and warrant discount.

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (previously SFAS No. 123 (R), “Share-Based Payment”). Stock-based compensation expense for the three and nine months ended September 30, 2009 and 2010 was recognized in the following income statement expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Cost of revenues	$12	$7	$35	$24
Sales and marketing	93	31	298	97
Product development	36	16	107	55
General and administrative	132	230	616	488

Total stock compensation expense	$273	$284	$1,056	$664

This expense decreased the Company’s net income per share by $0.01 in the three months ended September 30, 2009 and increased the Company’s net loss per share by $0.01 in the three months ended September 30, 2010, and increased the Company’s net loss per share by $0.04 and $0.02 in the nine months ended September 30, 2009 and 2010, respectively

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended September 30, 2009 and 2010 were $0.84 and $0.73, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2009 and 2010 were $0.99 and $1.20, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2009	2010
Expected dividend yield	0.0%	0.0%
Expected volatility	74%	75%
Risk-free interest rate	1.92-2.04%	2.63-3.00%
Expected life in years	6	6

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

Stock Options and Restricted Stock Grants as of September 30, 2010

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

Option activity for the nine months ended September 30, 2010 is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2009	3,618,362	$2.12
Granted	435,000	$1.64
Exercised	(50,000)	$1.39
Cancelled	(471,825)	$3.12

Outstanding at September 30, 2010	3,531,537	$1.73	4.61 years	$111

Exercisable at September 30, 2010	2,820,045	$2.04	5.18 years	$77

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at September 30, 2010. During the nine months ended September 30, 2010, the aggregate intrinsic value of options exercised under the Company’s stock option plans was approximately $33. Cash received from stock options exercised during the nine months ended September 30, 2010 was $70.

In addition, the Company has historically granted restricted shares under the 2005 Plan as well as out of the Company’s treasury stock. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2009	169,686	$2.47
Granted	675,000	$1.42
Vested	(73,345)	$2.50
Cancelled	(57,142)	$2.90

Non-vested at September 30, 2010	714,199	$1.44	$871

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at September 30, 2010. During the nine months ended September 30, 2010, the aggregate intrinsic value of shares vested was $110, determined based on the market price of the Company’s common stock on the respective vesting dates.

At September 30, 2010, 1,460,010 shares were available for grant under the 2005 Plan. The Company has requested shareholders approve an increase of 5,955,109 shares to be available for grant under the Plan at its annual meeting of stockholders scheduled on November 18, 2010.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 27% of accounts receivable at December 31, 2009 and 41% of accounts receivable at September 30, 2010. PR Newswire accounted for 0% of accounts receivable at December 31, 2009 and 11% of accounts receivable at September 30, 2010. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2009 or September 30, 2010.

R.R. Donnelley & Sons comprised 28% and 36% of the Company’s total revenue for the three months ended September 30, 2009 and 2010, respectively, and 18% and 31% of the Company’s total revenue for the nine months ended September 30, 2009 and 2010, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three or nine months ended September 30, 2009 and 2010, In addition, the Company has not experienced any significant credit losses to date from any one customer

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2009 and September 30, 2010, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at one financial institution with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). At times, the balance at such financial institution exceeds the FDIC insured limits. The financial statement carrying value of the Company’s long-term debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(8) SEVERANCE COSTS

On March 31, 2010, our former Chief Financial Officer resigned from the Company. As part of the separation and release agreement, the Company will pay $187 and continue medical benefits for a ten-month period. In addition, as part of the agreement, 50,000 options immediately vested. As a result, the Company recorded severance costs totaling $227 and additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. In July 2010, the Company effected a workforce reduction and recorded $211 of severance costs. At September 30, 2010, there were $91 of severance costs payable through January 2011 included in accrued expenses.

(9) REDEEMABLE PREFERRED STOCK

On January 28, 2010, The Company sold 120,000 shares of Series B Preferred Stock to Bain Capital Venture Integral Investors, LLC (“Bain”) at $100 per share for total proceeds of $12,000. The carrying value of the Series B Preferred Stock at September 30, 2010 is as follows:

Original face value plus accrued dividends	$12,921
Issuance costs and beneficial conversion feature discount	(1,021)
Accretion on preferred stock	47

$11,947

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

In the event of a liquidation, dissolution or wind up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the original purchase price plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at September 30, 2010 is approximately $14,331 based on the market price of the Company’s common stock on September 30, 2010.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

In the event of a change in control of the Company as defined in the agreement, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price plus all accrued and unpaid dividends thereon, provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued thereon from the issue date through and including the fifth anniversary of the issue date. The amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at September 30, 2010 would have been approximately $22,875 based on the market price of the Company’s common stock on that date.

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

(10) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain $154 for costs related to the issuance of the Series B Preferred Stock. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. Effective September 30, 2010, one of those principals, John M. Connolly, was named interim Chief Executive Officer and President after the resignation of Philip D. Moyer, There were no fees paid to the Bain Board Members or consultants for the nine months ended September 30, 2010.

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

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board issued authoritative guidance on revenue arrangements with multiple deliverables that are not covered by software revenue recognition guidance. This guidance provides another alternative for establishing fair value for a deliverable when vendor specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined. Under this guidance, companies will be required to develop a best

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

estimate of the selling price for separate deliverables. Arrangement consideration will need to be allocated using the relative selling price method as the residual method will no longer be permitted. This guidance is effective January 1, 2011, and early adoption is permitted. The Company is currently evaluating the impact, if any, of this guidance on its consolidated financial statements.

Other recently issued accounting pronouncements are not expected to have a material impact on the Company’s financial position or results of operations.

(13) MERGER AGREEMENT AND STOCK SALE AGREEMENT

On June 23, 2010, the Company, through its wholly owned subsidiary UBM Acquisition Corp., entered into a merger agreement with UBmatrix, Inc., an XBRL software provider to independent software vendors and major U.S. and international regulators. The merger will be an all equity transaction with the issuance by the Company of a combination of designated Series C Preferred Stock and common stock. The issuance of stock in this merger is subject to approval of the stockholders of the Company. If the merger is approved and becomes effective, the stockholders of UBmatrix will receive an initial payment of 74,379 shares of EDGAR Online Series C Preferred Stock (initially redeemable into 5,129,573 shares of common stock) and 2,685,088 shares of EDGAR Online common stock. A portion of the common stock will be issued to certain employees of UBmatrix and will be issued pursuant to our 2005 Plan. A total of 1,622,042 shares of the common stock will be held in escrow for a period of twelve months to secure the post-closing indemnification obligations of the UBmatrix stockholders.

Each share of Series C Preferred Stock will be redeemable into 100 shares of common stock at a conversion price of $1.45 per share. The Series C Preferred Stock will carry an 11.44037% dividend payable in additional convertible shares. Through January 28, 2015, the maturity date, the Series C Preferred Stock will earn paid-in-kind dividends that will result in an additional 2,998,957 shares of EDGAR Online common stock being issuable upon conversion. The Series C Preferred Stock will contain change of control, liquidation and other preferences substantially similar to the Series B Preferred Stock (see Note 9 – Redeemable Preferred Stock ).

The definitive merger agreement has been approved by the Boards of Directors of both companies and by a requisite number of stockholders of UBmatrix. The issuance of the EDGAR Online stock in the merger and certain of the other transactions contemplated by the merger agreement are subject to a vote by the EDGAR Online stockholders. Closing is contingent on this approval as well as other customary closing conditions. If the issuance of stock in the merger is approved by stockholders, it is anticipated that the merger will be consummated in the fourth quarter of 2010.

In connection with the merger agreement and simultaneously with the closing, the UBmatrix stockholders will purchase an additional $2,000 worth of Series C Preferred Stock for cash (initially redeemable into 871,546 shares of common stock) pursuant to a Stock Purchase Agreement. This offering will earn paid-in-kind dividends through January 28, 2015, that will result in an additional 509,542 shares of EDGAR Online common stock being issuable upon conversion.

(14) SUBSEQUENT EVENTS

Effective September 30, 2010 (the “Resignation Date”), Philip D. Moyer resigned from his duties as Chief Executive Officer and President and John M. Connolly was named interim Chief Executive Officer and President. On October 13, 2010, the Company and Mr. Moyer entered into an agreement (the “Agreement’) under which Mr. Moyer provides certain advisory and consulting services to the Company until March 31, 2011 for a monthly fee. Also per the Agreement, Mr. Moyer’s unvested stock options and restricted shares of the Company’s stock were forfeited as of the Resignation Date and his vested stock options remain exercisable for a period of twelve months following the Resignation Date. The Agreement also specifies certain non-compete, non-solicit and non-servicing obligations and mutual release provisions.

On October 29, 2010, the Company entered into Amendment No. 2 to the R. R. Donnelley Services Agreement, which renewed the Agreement for the third year of its term and also extendend such term through December 31, 2011. The Amendment also modified the Agreement’s renewal conditions so that R.R. Donnelley must elect to renew the Agreement by September 30, 2011 for the Agreement to continue beyond calendar 2011 and sets fees and volume commitments through the remainder of the term.

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

We recognize revenue from providing the following services:

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons is one of our partners in this channel, whereby we provide services to their customer base for compliance with existing and upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fee arrangements on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with R.R. Donnelley & Sons became non-exclusive for both parties. Since then, we have signed an agreement with PR Newswire and we are exploring other potential XBRL partnerships and distribution agreements. We plan to structure our future agreements on the model we signed with other financial printers in which we receive minimum filings fees and/or minimum conversions; however, we may on occasion sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests. For 2010, we have contracted minimum fee commitments totaling $5.5 million with respect to our XBRL filings channel.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2010	2009	2010
Total revenues	100%	100%	100%	100%
Cost of revenues	22	44	25	39

Gross profit	78	56	75	61
Operating expenses:
Sales and marketing	13	10	17	13
Product development	9	8	11	9
General and administrative	36	51	42	47
Severance costs	—	4	—	3
Amortization and depreciation	11	16	11	15

Income (loss) from operations	9	(33)	(6)	(26)
Interest and other, net	(2)	(1)	(2)	(2)

Net income (loss)	7%	(34)%	(8)%	(28)%

REVENUES

Total revenues for the three months ended September 30, 2010 decreased 2% to $5,158 from total revenues of $5,242 for the three months ended September 30, 2009. The net decrease in revenues was primarily attributable to a $481, or 33%, increase in XBRL filings revenues which was more than offset by a $278, or 18% decrease in subscriptions revenues and a $287, or 13%, decrease in data and solutions revenues. Total revenues for the nine months ended September 30, 2010 increased 4% to $14,544, from $14,044 for the nine months ended September 30, 2009. The net increase in revenues was primarily attributable to a $2,154, or 87%, increase in XBRL filings revenues which was partially offset by a $923, or 18%, decrease in subscriptions revenues and a $731, or 11%, decrease in data and solutions revenues.

XBRL FILINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2010	2009	2010
Revenues (in $000s)	$1,478	$1,959	$2,488	$4,642
Percentage of total revenue	28%	38%	18%	32%

The increase in XBRL filings revenues for the three and nine months ended September 30, 2010 from the three and nine months ended September 30, 2009 was primarily related to the SEC rules that require certain companies to file their documents in XBRL beginning with the quarter ended after June 15, 2009, as well as XBRL conversions from companies that were not required to file with the SEC.

DATA AND SOLUTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2010	2009	2010
Revenues (in $000s)	$2,179	$1,892	$6,434	$5,703
Percentage of total revenue	42%	37%	46%	39%
Number of contracts at September 30	300	307	300	307

Data and solutions revenues decreased for the three and nine months ended September 30, 2010 from the three and nine months ended September 30, 2009 primarily due to a decrease in data solutions revenues resulting in reductions from one contract. Although the number of data license contracts has increased, the revenues from data licenses has decreased from prior year as there were several large cancellations in 2009.

SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2010	2009	2010
Revenues (in $000s)	$1,585	$1,307	$5,122	$4,199
Percentage of total revenue	30%	25%	36%	29%
Average price per subscriber	$640	$568	$690	$609
Number of subscribers at September 30	9,900	9,200	9,900	9,200

Subscription revenues for the three and nine months ended September 30, 2010 decreased from the three and nine months ended September 30, 2009 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past year and the recent and continuing economic downturn in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales during the referenced periods.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to create XBRL filings and produce data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended September 30, 2010 increased $1,097, or 96%, to $2,244 from $1,147 for the three months ended September 30, 2009. The net increase in cost of revenues was primarily due to an $1,102 increase in payroll related expenses related to our XBRL filings business. Total cost of revenues for the nine months ended September 30, 2010 increased $2,227, or 64%, to $5,706 from $3,479 for the nine months ended September 30, 2009. The net increase in cost of revenues was primarily due to a $2,123 increase in payroll related expenses related to our XBRL filings business and a $166 increase in XBRL related production costs.

GROSS PROFIT

Gross profit for the three months ended September 30, 2010 decreased $1,181, or 29%, to $2,914 from $4,095 for the three months ended September 30, 2009. The gross profit percentage decreased to 56% for the three months ended September 30, 2010 from 78% for the three months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010 decreased $1,727, or 16%, to $8,838 from $10,565 for the nine months ended September 30, 2009. The gross profit percentage decreased to 61% for the nine months ended September 30, 2010 from 75% for the nine months ended September 30, 2009. The decreases in the gross profit percentages were due to the higher costs related to XBRL filings revenues which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2010 decreased $174, or 25%, to $527 from $701 for the three months ended September 30, 2009. The net decrease was primarily due to a $167 decrease in payroll related expenses. Sales and marketing expenses for the nine months ended September 30, 2010 decreased $487, or 20%, to $1,963 from $2,450 for the nine months ended September 30, 2009. The net decrease was primarily due to a $262 decrease in payroll related expenses and a $202 decrease in stock compensation expense.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended September 30, 2010 decreased $38, or 8%, to $440 from $478 for the three months ended September 30, 2009. The decrease was primarily due to a $29 decrease in payroll related costs and a $21 decrease in stock compensation expense. Development expenses for the nine months ended September 30, 2010 decreased $219, or 15%, to $1,272 from $1,491 for the nine months ended September 30, 2009. The decrease was primarily due to an $89 decrease in professional fees as well an $84 decrease in payroll related costs and a $46 decrease in stock compensation expense.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2010 increased $737, or 39%, to $2,634 from $1,897 for the three months ended September 30, 2009. The net increase was primarily due to a $306 increase in professional fees, a $274 increase in payroll related expenses, a $98 increase in stock compensation expense and a $32 increase in rent. General and administrative expenses for the nine months ended September 30, 2010 increased $1,002, or 17%, to $6,799 from $5,797 for the nine months ended September 30, 2009. The net increase was primarily due to a $485 increase in professional fees, a $445 increase in payroll related expenses and a $125 increase in rent.

Severance Costs. In the nine months ended September 30, 2010, we accrued $227 of severance costs related to the resignation of our former Chief Financial Officer. As part of the severance agreement, 50,000 options immediately vested. As a result, additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. We also recognized $211 of severance costs related to workforce reductions in July 2010. In the nine months ended September 30, 2009, we accrued $57 of severance costs related to workforce reductions.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the three months ended September 30, 2010 increased $233, or 41%, to $801 from $568 for the three months ended September 30, 2009. Depreciation and amortization for the nine months ended September 30, 2010 increased $591, or 37%, to $2,189 from $1,598 for the nine months ended September 30, 2009. The increases are a result of increased capital expenditures and the addition of amortization expense related to capitalized XBRL development costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,434 for the nine months ended September 30, 2010 compared to net cash provided by operations of $1,043 for the nine months ended September 30, 2009, primarily due to the increase in net loss for the nine months ended September 30, 2010.

Net cash used in investing activities was $2,091 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $1,284 for the nine months ended September 30, 2009. The increase for the nine months ended September 30, 2010 was due to a $213 increase in capital expenditures and a $593 increase in capitalized product development costs.

Net cash provided by financing activities was $10,927 for the nine months ended September 30, 2010 compared to net cash used of $297 for the nine months ended September 30, 2009. On January 28, 2010 we issued 120,000 shares of our Series B Preferred Stock for $12,000, offset by fees incurred of $768. Generally, each Series B Preferred Share is convertible into shares of our common stock determined by dividing the purchase price per share plus accrued dividends by a conversion price of $1.10 per share. Under certain conditions, we may be required to redeem all or part of the Series B Preferred Shares at fair value (see Note 9, Redeemable Preferred Stock of the accompanying notes to unaudited financial statements). We expect to use a substantial portion of the proceeds from the issuance to support investment in personnel, infrastructure, training and other costs related to our XBRL filings business.

We are party to a Financing Agreement with Rosenthal and Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to us and has provided a revolving line of credit of up to $2.5 million of which approximately $2.0 million would have been available to us at June 30, 2010 in accordance with the provisions of the agreement. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement, as amended. We were in compliance with these ratios and covenants, as amended, at September 30, 2010. At September 30, 2010 we had sufficient cash to repay the outstanding indebtedness under the term loan. The Financing Agreement, as amended, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement.

At September 30, 2010, we had cash and cash equivalents on hand of $9,503. We have no off-balance sheet arrangements at September 30, 2010. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B preferred stock issuance and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

In addition, if the merger agreement with UBmatrix Inc. is approved by the stockholders, we may be required to invest capital to support that business. In anticipation of that requirement, simultaneous with the closing of the merger agreement the Company will receive $2 million in additional capital from sale of additional Series C Preferred Stock to certain current investors in UBmatrix which amount will be in addition to the working capital of UBmatrix acquired at closing (see Note 13- Merger Agreement and Stock Purchase Agreement in the accompanying financial statements).

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

Changes in Internal Control over Financial Reporting

We hired our new Chief Financial Officer, David J. Price, effective July 6, 2010. Effective September 30, 2010, Philip D. Moyer resigned from his duties as Chief Executive Officer and President. John M. Connolly, a member of our Board of Directors, was appointed Interim Chief Executive Officer and President as of that date. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

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

We have never operated at an annual profit and we anticipate incurring a loss in 2010, and may incur additional losses in 2011. At September 30, 2010, we had an accumulated deficit of approximately $73 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.2 million in 2009, to achieve profitability, we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for nine months ended September 30, 2010 totaled $14.5 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

In 2009, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 31% of our total revenues for the nine months ended September 30, 2010 and 22% for the year ended December 31, 2009 due to our partnership in which we jointly offer public companies a compliance solution for financial reporting in XBRL. On October 29, 2010, the Company entered into Amendment No. 2 to the R. R. Donnelley Services Agreement, which renewed the Agreement for the third year of its term and also extended such term through December 31, 2011. The Amendment also modified the Agreement’s renewal conditions so that RR Donnelley must elect to renew the Agreement by September 30, 2011 for the Agreement to continue beyond calendar 2011 and sets fees and volume commitments through the remainder of the term. We cannot assure you that the Services Agreement will continue beyond December 31, 2011 or, if it does continue, will consist of terms that will be attractive to us or material to our revenue stream.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description

10.1	Employment Agreement, dated June 25, 2010, between David Price and the Registrant (1) +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on July 26, 2010, and incorporated by reference herein.
+	Compensatory plan or arrangement.
*	filed or furnished herewith, as the case may be
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Changes in Common Stockholders’ Equity September 30, 2010 and 2009, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2010	EDGAR ONLINE, INC.

	By:	/ S / JOHN M. CONNOLLY
John M. Connolly
Interim Chief Executive Officer and President

	By:	/ S / DAVID J. PRICE
David J. Price
Chief Financial Officer