Form 10-K
period 2010-12-31
EDGAR ONLINE INC
filed 2011-03-14
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-32194

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1447017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike, Rockville, MD	20852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(301) 287-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010, was approximately $33,402,206.

As of March 1, 2011, there were 29,238,116 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders, to be filed no later than April 30, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see” or “will”, or similar words. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part I, Item 1A, “Risk Factors” of this Annual Report, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We do not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

ITEM 1. BUSINESS.

Overview

EDGAR Online, Inc. is a leading provider of XBRL (eXtensible Business Reporting Language) filing services, data sets and analysis tools. We also create and distribute financial data and public filings for equities, mutual funds and a variety of other publicly traded assets. Our data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. Our XBRL filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the SEC. Our XBRL analysis tool is a proprietary software tool that assists users in analyzing both our own proprietary XBRL data sets and industry standard XBRL data files. We believe we stand out in the financial information industry for our ability to provide products across the information supply chain—from financial report creation to data aggregation and analysis.

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

In November 2010, we acquired UBmatrix, Inc. (“UBmatrix”), a leading provider of XBRL-based software solutions for global organizations and enterprises, enabling their customers to more efficiently and effectively address the challenges of business and financial information management, governance, risk and compliance and external reporting. These software solutions are marketed through an extensive network of independent software vendors or OEM (original equipment manufacturer) partners who license software code from us to embed into their products, as well as systems integrators, or implementation partners. We believe that our merger with UBmatrix will result in our becoming a leading global end-to-end provider of XBRL software, filings services and data.

Industry Background

The industry in which we compete is highly competitive with low barriers to entry. Competitors to our data and subscriptions business include both large and small organizations such as Dow Jones, FactSet, Dun and Bradstreet, Bloomberg, ThomsonReuters, Moody’s, McGraw-Hill and other more specialized players such as Interactive Data Corporation, SNL Financial and Morningstar. The subsection of the marketplace specific to financial information offers a wide range of information products and services from broad public and private company information to highly detailed specifics on a fund, bond or other investment vehicle. Many of the providers listed above offer multiple data offerings in addition to desktop services and solutions to manage and work with the information they provide. Competitors to our XBRL filings business include software companies such as Rivet Software, financial printers with in-house solutions and providers such as Clarity that focus on creating XBRL internally as integrated with accounting software packages. Competitors to UBmatrix software solutions include Rivet Software and Fujitsu.

eXtensible Business Reporting Language (XBRL)

Traditionally, financial reporting on publicly traded assets had been a labor-intensive process involving the compilation of data from a variety of sources and formats. The results were documents with a myriad of financial tables, footnotes and large amounts of text to explain the financial health and stability of a company. XBRL was created to be the solution to complicated and non-comparable financials. It is an international standard agreed upon by members of the accounting, financial, regulatory, academic and technology professions for making financial information more standardized and machine-readable. The standard is based on eXtensible Markup Language (XML), a technology standard for transmitting and consuming data across the Internet. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. It also can provide the speed and uniformity that has been lacking in financial reporting. It allows for the rapid identification of detailed information on a business or financial asset that is otherwise difficult to extract from the financial reporting documents and provides machine-readable tagged data that allows faster and deeper analysis and better comparability across companies, industries and borders.

XBRL was first envisioned in 1997 to assist with corporate financial reporting. Today, the global adoption of the XBRL standard is being driven by the increasing demand by investors and regulators for transparency and more sophisticated analytics of financial assets like equities, mutual funds, and fixed income instruments. In 2008, the SEC announced a mandatory program relating to XBRL whereby registrants are required to furnish XBRL data in an exhibit to specified EDGAR filings. More specifically, commencing in 2009 and as detailed in the following paragraph, certain public companies became required to file tagged disclosures, including the companies’ primary financial statements, footnotes, financial statement schedules and certain company identifier information, in an XBRL format and over the next three years, all public companies will become subject to these requirements. In addition to furnishing XBRL tagged documents to the SEC, companies are also required to post these documents on their corporate web sites. These new disclosures will supplement, but not immediately replace or change, disclosure using the traditional electronic filing formats in ASCII or HTML. Filing companies will include domestic and foreign companies using U.S. GAAP and, eventually, foreign private issuers using International Financial Reporting Standards as issued by the International Accounting Standards Board.

The SEC required companies to comply with the mandate according to the following three-year phase-in schedule. In year one, the rules applied only to domestic and foreign large accelerated filers that use U.S. GAAP and had a worldwide public float above $5 billion. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2009. In year two, all other domestic and foreign large accelerated filers using U.S. GAAP became subject to XBRL data reporting. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2010. In year three, all remaining filers using U.S. GAAP, including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB, will become subject to the same XBRL data reporting requirements. These filers are required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2011.

XBRL is a royalty-free and open global standard. It was developed by XBRL International Inc., a not-for-profit consortium of leading companies involved in providing or using business information. EDGAR Online is a founding member of the XBRL consortium and is one of the organizations that continue to hold leadership roles in developing and refining the standard. Members of the XBRL consortium include financial services and information providers, software and other technology providers and accounting and trade organizations. Our leadership position in this effort has enabled us to develop critical XBRL-enabled products and services and maintain strong growth in the XBRL-related areas of our business.

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public entities use this system to submit statements, reports and forms required by the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions and to make them available to the public. The XBRL system has supplemented but not replaced the EDGAR system. The SEC has announced plans to replace the EDGAR system with a new XBRL enabled platform and tools but the timeframe for this move is yet to be announced. EDGAR Online licenses its name from the SEC and was the first company to publish real-time SEC filings directly onto the Internet for consumption by individual investors.

To power our subscription and data products, EDGAR Online subscribes to a feed of real-time SEC regulatory filings from the SEC’s dissemination agent, Keane, Inc. The data sets we extract from the raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our web sites and distributed in multiple formats via our production servers to clients and third parties with whom we have distribution contracts. Additionally, all company primary financial statements are processed and tagged in XBRL within hours of their submission and available to clients in this same time frame. We maintain a historical relational database of EDGAR submissions back to 1993 that supports complex search and retrieval mechanisms to access these filings and the data we have parsed and stored from both the SEC and that which we have integrated from other sources. Our proprietary document processing systems create multiple representations of the original SEC documents, including XBRL, HTML, RTF, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers’ needs to efficiently view, print and analyze the content reported in the SEC filings and also allow us to provide a direct link back to the original filing for line item verification.

2010 Financing Activities

On January 28, 2010, the Company issued 120,000 shares of Series B Convertible Preferred Stock, at $100 per share, to Bain Capital Ventures, in exchange for $12,000,000 in cash. The net proceeds to the Company, after investment banking fees, legal and other closing costs, were approximately $11.2 million. The Series B Preferred Stock contains a compounding, cumulative 11.44% per annum paid-in-kind dividend payable upon conversion of the Series B Preferred Stock. The Series B Preferred Stock is convertible into the common stock of the Company at a price of $1.10 per share of common stock. The Series B Preferred Stock may be converted at any time, except that the Series B Preferred Stockholders may not convert their shares into common stock if such conversion then represents in excess of 19.9% of the company’s voting stock without shareholder approval. The Company has used the funds received in this capital raise to fund ongoing operations, and ramp up its investments in personnel, infrastructure, software and hardware.

Acquisition of UBMatrix

On November 22, 2010, we completed a merger with UBmatrix. As a result of the merger, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of our Series C Preferred Stock and an aggregate of 2,685,088 shares of the our common stock. Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while approximately 1,622,042 shares of the Common Stock were paid into escrow to secure the post-closing indemnification obligations of the UBmatrix stockholders. Also on November 22, 2010, we sold 12,637 shares of Series C Preferred Stock to certain shareholders of UBmatrix for $2,000,000 in cash.

Each share of Series C Preferred Stock is convertible into a number of shares of the Common Stock determined by dividing the sum of the purchase price per share plus accrued dividends by an initial conversion price of $1.4481 per share, subject to adjustment. The holders of the Series C Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock are convertible. The Series C Preferred Stock contains a compounding, cumulative 11.66% per annum paid-in-kind dividend payable upon conversion of the Series C Preferred Stock. Following January 28, 2015, the dividend shall no longer accrue unless declared by the Board of Directors of the Company.

PRODUCTS AND SERVICES

XBRL Filings

One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. We provide services to our partners’ customer base to assist their compliance with existing and upcoming SEC regulations mandating the submission of XBRL-tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fee arrangements on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with one of our partners, R.R. Donnelley & Sons, became non-exclusive for both parties. Since then, we have signed additional partnership agreements with partners such as PR Newswire and Merrill and we are exploring other potential XBRL partnerships and distribution agreements. We plan to structure our future agreements on the model we signed with other financial printers in which we receive minimum filings fees and/or minimum conversions; however, we may on occasion sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests.

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

Our data products include, but are not limited to, full access to SEC filings in multiple formats, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Each of these independent content sets represents a discrete set of facts that can be delivered in various ways based on customer needs. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. We use a network of custom data parsers, integrity checks and auditing tools to ensure a premium level of data quality and completeness. For many of our data products we provide linkage from each individual data element back to its source document. As a result, we believe that our data quality, detail and verifiability is among the best in the industry.

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

Our data products are generally licensed on a one-year basis and we recognize the related revenue ratably over the life of the contract. Our data solutions sometimes involve some upfront customization fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided.

Subscriptions

We offer the following end-user subscription services across the Internet:

I-Metrix and I-Metrix Professional

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

EDGAR Pro and EDGAR Access

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

We have enhanced our strategic relationships with a number of industry leaders including R.R. Donnelley & Sons, PR Newswire, CNW Group, ThomsonReuters, Lexis Nexis and others.

Increase Sales to New and Existing Customers

Our direct sales and marketing organizations are focused on expanding our total customer base by directly selling our data feeds, data solutions, and analysis tools with particular emphasis on I-Metrix products and data solutions. The sales and marketing group is also focused on expanding relationships with redistributors of data including web sites and other companies that can use our data, solutions and tools in the end-user products that they build and market directly to customers. Our lead generation programs focus on the creation of highly qualified leads for our premium services and solutions to fill the sales pipeline on a quarterly basis.

Develop New Products and Services

As sales of our SEC filings and U.S. equities data products have grown, we have received feedback from customers and partners that indicates additional growth opportunities in other publicly traded asset classes. We expect to leverage the platform we use to create and distribute SEC filings and equities data and increase our processing capacity to expand our product set into these other global asset classes. We hope to achieve differentiation in these markets by delivering the same quality, speed, detail, verifiability and open accounting methodologies as our SEC filings and equities data products. We believe we can also expand the business models and products that we build on top of our SEC filings and equities data by effectively partnering and innovating around the depth of information that we provide. In 2010, we continued the execution of our growth strategy by releasing the first “As Reported” XBRL dataset for SEC filings. The SEC has selected this dataset and the I-Metrix toolset for the analysis of public company filings.

Pursue Strategic Acquisitions

From time to time, we have considered and expect to continue to consider acquisition opportunities if we feel they have strategic and shareholder value. The types of acquisitions that we would consider as strategic include those that add value to our data platform, our base of software intellectual property or our subscriber community. Our merger with UBmatrix was such an opportunity. This transaction forms part of our strategy to create a global end-to-end provider of XBRL software, filings services and data.

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

CUSTOMERS

Our customers include financial services companies such as Bank of America, Citigroup and Morgan Stanley, stock exchanges such as NASDAQ and the New York Stock Exchange, leading information companies such as LexisNexis, Moody’s and ThomsonReuters and corporations such as Lockheed Martin, Intel and Verizon. Through our merger with UBmatrix, our customers now include independent software vendors or OEMs such as Oracle, SAP, Information Builders and Wolters Kluwer; implementation partners, including Aguilonius Consulting, CapGemini, Ciber, CSC, Deloitte, Kolon-Benit and NTT Data. Our customers also include service providers such as R.R. Donnelley & Sons, PR Newswire and their competitors. In 2010, R.R. Donnelley & Sons comprised 31% of our total revenue. No other one customer accounted for more than 10% of 2010 revenue.

We have over 300 clients that license our data products and services for use in existing intranet, extranet and other product applications. We also have over 8,700 individual users of I-Metrix Professional, EDGAR Pro and EDGAR Access. These subscribers represent a wide array of users in the financial services, accounting, legal, corporate and other markets. In 2010, we translated over 750 documents into XBRL.

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

In the XBRL filings space, there are many emerging competitors including Rivet Software, WebFilings, ThomsonReuters, Fujitsu, RRD/Bowne and others. While we believe we have unique technology with an early lead in some key areas, there is always the potential that our technology and processes could be matched or surpassed. Competition is growing quickly and we expect the market opportunity of this expanding industry to continue to attract new players. We hope to continue to invest in our employees, software and hardware and innovate our existing products and resources in order to remain competitive.

Many of our competitors have longer operating histories, larger, more established customer bases, greater brand recognition and significantly greater resources, particularly financial resources, than do we. As a result, they may develop products and services comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We believe that we have a first-mover advantage around XBRL and our platform, pricing, content and flexibility helps us remain highly competitive among the giants in the financial and business information market.

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

INTELLECTUAL PROPERTY

On March 10, 2009, we renewed our EDGAR ® trademark license agreement with the SEC. This agreement grants us a non-exclusive, non-assignable, royalty-free license to use the EDGAR ® trademark as part of our name, other EDGAR-formative marks in connection with our products and services and as part of our ticker symbol. The agreement renews our original license agreement for an additional ten-year term. The license may be renewed upon mutual consent of the Company and the SEC. We also have over 460 unique registered domain names, including those representing our products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration for our UBmatrix, I-Metrix, EDGAR Online, EDGAR Pro, EDGAR Access, FREE EDGAR, EDGAR Explorer, EDGAR Analyst, AFO and EDGAR News trademarks from the U.S. Patent and Trademark Office.

As a result of our merger with UBmatrix we now have U.S. Patent #6947,947, “Method for adding Metadata to data,” which covers and protects a method for adding labels to data. The patent describes a method whereby labels, for example elements within an XBRL taxonomy, can be associated with text strings within a data file. The patent, by example, enumerates a number of ways the method could be incorporated into an application to automate the process of transforming data into and out of XBRL using the metadata for guidance. Data formats include flat files, XML, database, disk and display screens.

In January 2011, we were awarded a patent covering a method for populating spreadsheets with financial data by leveraging XBRL metadata. The technology cited in the patent facilitates the rendering of machine-readable XBRL documents into spreadsheets for review and analysis. The patent recognizes and protects our method of rendering XBRL data used across the company’s portfolio of products. The method is central to many of our products including I-Metrix Professional, a suite of interactive data and analytical tools offered by EDGAR Online that provides quick and accurate financial statement data via Microsoft Excel, and our I-Metrix Xcelerate offering and XBRL filings business.

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

In February 2011 we entered into an agreement with SunGard Global Services (“SunGard”) for SunGard to provide us with off shore business outsourcing services associated with our XBRL filings business.

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

EMPLOYEES

As of March 1, 2011, we employed 143 people. None of our employees is a member of a union. We believe that we have good relations with our employees.

CORPORATE HISTORY

We are a Delaware corporation formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com web site (“FreeEDGAR”), and in October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. (“FIS”). In November 2010, we acquired all the outstanding equity of UBmatrix, Inc. Our executive offices are located at 11200 Rockville Pike, Rockville, MD 20852 and our telephone number is (301) 287-0300.

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

We have never operated at a profit and we anticipate incurring a loss in 2011, and may incur additional losses in 2012. At December 31, 2010, we had an accumulated deficit of $76 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2010, to achieve profitability we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

Our current financing relationship terminates March 31, 2011 and we may not be able to obtain additional financing.

On April 5, 2007, we entered into a financing agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) to provide us with additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the principal amount of $2.5 million to us and has additionally agreed to provide to us up to an additional $2.5 million under a revolving line of credit. This revolving credit facility is subject to Rosenthal’s discretion and the maintenance of certain collateral ratios and financial covenants by us. The Financing Agreement was amended effective September 30, 2007, December 31, 2007 and December 31, 2008 to adjust these covenants. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 2.5% in the case of the term loan and 2% on borrowings under the revolving credit facility over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%). Our obligations under the term loan are evidenced by a secured term note and all of our obligations to Rosenthal are secured by a first priority security interest in substantially all of our assets. The balance of the term loan is due in full on March 31, 2011 which is the date that the agreement terminates. We currently anticipate that our available cash resources combined with cash generated from operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. We may need to enter into a new term loan, revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new or enhance existing services or to respond to competitive pressures. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Our business has been adversely affected by the global market crisis and economic recession.

We depend on the continued demand for the distribution of business and financial information. Therefore, our business is susceptible to downturns in the financial services industry and the economy in general, such as the downturns that have occurred in 2008 and 2009. Many of our customers, particularly financial services companies, have been particularly affected by the economic conditions. Decreases in the expenditures that corporations and individuals are willing to make to purchase the types of information we provide has resulted in slower growth of new customers and an increase in the cancellation of existing customers. Any further downturn in the market or in general economic conditions could adversely affect our business, operating results and cash flows.

In 2010, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream nor that, if it does continue, it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 31% of our total revenues for the year ended December 31, 2010 and 22% for the year ended December 31, 2009 stemming from our partnership in which we jointly offer public companies a compliance solution for financial reporting in XBRL. On October 29, 2010, the Company entered into Amendment No. 2 to the R. R. Donnelley Services Agreement, which renewed the Agreement for the third year of its term and also extended such term through December 31, 2011. The Amendment also modified the Agreement’s renewal conditions so that RR Donnelley must elect to renew the Agreement by September 30, 2011 for the Agreement to continue beyond calendar 2011 and sets fees and volume commitments through the remainder of the term. We cannot assure you that the Services Agreement will continue beyond December 31, 2011 or, if it does continue, will consist of terms that will be attractive to us or material to our revenue stream.

On December 30, 2009, we amended our service agreement to make the relationship between us and R.R. Donnelley & Sons non-exclusive for both parties. As such, we cannot guarantee that R.R. Donnelley & Sons will continue to provide us with all of their XBRL assignments, or will not chose another outside organization to translate its XBRL filings. In addition, because R.R. Donnelley & Sons recently merged with Bowne & Co., Inc., a provider of shareholder and marketing communications services, and Bowne & Co., Inc. has an in-house XBRL solution, we cannot assure you that R.R. Donnelley & Sons will continue to use any external XBRL provider or chose another outside organization to translate its XBRL filings.

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

We are actively seeking additional XBRL partnerships and distribution agreements. We cannot assure you that we will be able to successfully enter into such agreements and, if we do, maintain those relationships in a successful or, profitable manner. To increase our revenues and achieve profitability, we must increase our customer base significantly. We expect to generate leads for new XBRL clients, and gain more XBRL exposure, through our partenership agreements with R.R. Donnelley & Sons, PR Newswire and Merrill as well as other partnership agreements that we are currently pursuing. We expect to generate leads for new users to our subscription and data services from our web sites and strategic partners and through our content distribution relationships from such web sites as Yahoo! Finance, NASDAQ.com and Google Finance. These leads must be converted into work orders, subscriptions or data agreements for one or more of our products and services at a rate higher than what we have been able to achieve so far. If we fail to do so, we may not achieve profitability. In addition, if we cannot maintain our strategic relationships with our key partners or enter into new XBRL agreements, we may not generate the business opportunities we need to achieve profitability.

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

The success of the merger with UBmatrix will depend, in part, on our ability to realize the anticipated growth opportunities and strategic synergies from combining the businesses of our company and UBmatrix. Our ability to realize these benefits, and the timing of this realization, depend upon a number of factors, including:

•	continued adoption of XBRL by regulators, filers and financial analysts in the United States and globally;

•	our ability to preserve and expand UBmatrix’s and EDGAR Online’s existing and potential channel partnerships;

•	our ability to preserve and expand important customers of data, regulatory or filing offerings;

•	our ability to effectively consolidate research and development operations, software development technologies and product planning functions;

•	the pricing the market will bear for XBRL filing, regulation systems and data;

•	customer acceptance of our strategy to cross sell our products and services;

•	other technology solutions or service offerings that develop greater market acceptance than ours;

•	prior art, prior patents or developments in intellectual property law that reduce the effectiveness of our own intellectual property positions;

•	unforeseen technology integration issues or additional development that must be done to improve the competitiveness of our combined offerings

•	the ability of our team to scale our infrastructure and resources to meet the demands of our customers, partners and new markets simultaneously;

•	unforeseen capital requirements, skill requirements or regulatory requirements to enter new markets;

•	the ability of our team to scale our infrastructure and resources using our current capital base;

•	retaining and attracting key employees;

•	consolidating corporate and administrative functions;

•	effective business development efforts; and

•	minimizing the diversion of management’s attention from ongoing business concerns.

As a result of the merger with UBmatrix, we possess not only all of the assets but also all of the liabilities of UBmatrix. Discovery of previously undisclosed or unknown liabilities could have an adverse effect on the combined company’s business, operating results and financial condition.

Acquisitions involve risks, including inaccurate assessment of undisclosed, contingent or other liabilities or problems. After the merger, the surviving corporation, which is a wholly-owned subsidiary of our company, possesses not only all of the assets, but also all of the liabilities of UBmatrix. Although we conducted a due diligence investigation of UBmatrix and its known and potential liabilities and obligations, it is possible that undisclosed, contingent or other liabilities or problems may arise in the future, which could have an adverse effect on the combined company’s business, operating results and financial condition. The amount of such liabilities may be in excess of the value of the shares of our common stock that will be placed into escrow until the one-year anniversary of the closing of the merger to cover the indemnification obligations of the UBmatrix stockholders under the merger agreement, or such liabilities may not be uncovered until after such shares have been released from escrow.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the merger with UBmatrix and sale of Series C stock.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Since inception, we have incurred net operating losses and have incurred no federal or state income tax expense. At December 31, 2010, we had approximately $42 million in federal net operating losses which will expire between 2011 and 2029, and approximately $40 million of state net operating loss carry forwards which will expire between 2011 and 2027. We have determined that we have experienced multiple ownership changes since inception, but do not believe that these changes in ownership will restrict our ability to use the losses and credits within the carry forward period. Approximately $13 million of our total federal net operating loss is currently subject to an annual limitation of approximately $1.4 million per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

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

We compete with many providers of business and financial information in our subscription and data business including S&P’s Capital IQ, Dun & Bradstreet, ThomsonReuters, Standard & Poor’s, FactSet, Morningstar, Inc., MSN Money and Yahoo! Finance. We also compete with XBRL software, services and data providers such as Rivet Software, Inc., Hitachi, WebFilings, Clarity Systems and others. Our industry, in general, is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, market penetration, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. As an example, any of the data providers we have listed could claim to have an XBRL data set simply by putting the veneer of XBRL tags on their existing data set. This will likely cause confusion in the market place and could de-value our data set. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. We must also respond with sales and marketing campaigns that educate customers in our benefits. The cost to modify our products, services or infrastructure and to effectively market in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

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

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly David Price, our Chief Financial Officer, Stefan Chopin, our Chief Technology Officer and Diana Bourke, our Chief Operations Officer, some of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel.

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

Certain rights granted to the holders of our Series B and Series C Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions and may hinder a change of control.

If the Series B Preferred Stock accrues dividends in full over five years and is fully converted into common stock, Bain Capital Ventures will own 18,750,000 shares of our common stock. If the Series C Preferred Stock accrues dividends in full through January 15, 2015 and is fully converted into common stock, the Series C stockholders will own 9,509,618 shares of our common stock This represents 41% of total common stock outstanding at March 1, 2011 on a fully diluted basis, including options outstanding and available for grant, restricted stock, and warrants. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

In addition, certain terms of our Series B and Series C Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions. For example, the holders of our Series B and Series C Preferred Stock:

•	are entitled to elect directors to our Board of Directors;

•	can prevent our issuance of securities with equal or superior rights, preferences or privileges to those of the Series B and Series C Preferred Stock;

•	can prevent the payment of dividends; and

•	can prevent a change in control of our company.

These rights (and all other rights and privileges relating to the Series B and Series C Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock.

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

Our trademarks and other proprietary rights, principally our proprietary database technology and our XBRL conversion formulas, are essential to our success and our competitive position. We seek to protect our trademarks and other proprietary rights by entering into confidentiality agreements with our employees, consultants and content distribution partners, and attempting to control access to and distribution of our proprietary information. In addition, we are in the process of securing further patents in the area of display and manipulation of XBRL. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technology leadership position. We have relied on a combination of copyright, trade secret and trademark laws in the past; however these efforts may not adequately protect our proprietary or international property rights.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 1, 2011, the highest closing sales price of our common stock was $2.12 and the lowest closing sales price of our common stock was $0.81. We cannot be certain that we will be able to maintain the listing requirements on The NASDAQ Capital Market in the future. In addition, over the past years, and especially in the current economic crisis, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price and listing status of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

In October 2006, we entered into a lease for approximately 5,000 square feet of office space for our former principal executive offices which are located in Norwalk, Connecticut. This lease expires in September 2011. We also lease approximately 8,200 square feet of office space at 122 East 42nd Street, New York, New York. This facility houses our sales and administrative personnel. This lease expires in August 2012. We lease approximately 14,200 square feet of office space at 11200 Rockville Pike, Rockville, Maryland. This lease expires in August 2015. We entered into a lease for an additional 10,308 square feet of office space at the Rockville location which expires in December 2013. These facilities house our executive offices, development and operations personnel and our computer and communications equipment. As a result of our acquisition of UBmatrix, we also lease 3,965 of office space in Bellevue, Washington, which houses additional development personnel and 3,176 of office space in Redwood City, California, which houses sales and development personnel, which expire in December 2012 and May 2011, respectively.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

On March 1, 2011, the closing sales price of our common stock on the NASDAQ Capital Market was $1.38.

Our common stock is traded on the NASDAQ Capital Market under the symbol EDGR. Prior to August 8, 2008, our common stock was traded on the NASDAQ Global Market. The following table sets forth the high and low closing sales prices of our common stock as quoted by the NASDAQ Markets:

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$1.64	$0.82
Second Quarter	$1.44	$0.83
Third Quarter	$2.20	$1.20
Fourth Quarter	$1.75	$1.10
Fiscal Year Ended December 31, 2010
First Quarter	$1.84	$1.10
Second Quarter	$2.12	$1.24
Third Quarter	$1.46	$0.81
Fourth Quarter	$1.26	$1.00

Holders

As of March 1, 2011, there were approximately 77 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 22, 2010, we completed the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 23, 2010, among us, UBM Acquisition Corp., a Washington corporation and a wholly owned subsidiary of EDGAR Online (“Acquisition Sub”), and UBmatrix, a Washington corporation . As such, upon the terms and subject to the conditions of the Merger Agreement, Acquisition Sub merged with and into UBmatrix with UBmatrix surviving as a subsidiary of the Company (the “Merger”). At the effective time of the Merger, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of our Series C Preferred Stock (the “Series C Preferred Stock”) and an aggregate of 2,685,088 shares of our common stock (the “Common Stock”). Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while approximately 1,622,042 shares of the Common Stock were paid into escrow to secure the post-closing indemnification obligations of the UBmatrix stockholders.

Also on November 22, 2010, we sold 12,637 shares of Series C Preferred Stock to certain shareholders of UBmatrix pursuant to that certain Series C Preferred Stock Purchase Agreement (the “Purchase Agreement”), dated June 23, 2010, between EDGAR Online and such shareholders. The aggregate purchase price for these shares was $2,000,000 in cash.

The shares of Series C Preferred Stock and the Common Stock issued to the shareholders of UBmatrix in connection with the Merger, and the shares of Series C Preferred Stock sold under the Purchase Agreement, have been issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Each share of Series C Preferred Stock is convertible into a number of shares of the Common Stock determined by dividing the sum of the purchase price per share plus accrued dividends by an initial conversion price of $1.45 per share, subject to adjustment. The holders of the Series C Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock are convertible. The Series C Preferred Stock contains a compounding, cumulative 11.66% per annum paid-in-kind dividend payable upon conversion of the Series C Preferred Stock. Following January 28, 2015, the dividend shall no longer accrue unless declared by the Board of Directors of EDGAR Online.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no repurchases of our equity securities during the fourth quarter of the fiscal year covered by this report.

Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	6,224,322	(1)	$1.54	4,691,553	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	6,224,322	(1)	$1.54	4,691,553	(2)

(1)	Includes 27,500 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $1.10 per share, 813,666 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $1.68 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.59 per share, 3,516,381 shares outstanding under the 2005 Plan with a weighted average exercise price of $1.75 per share and 1,821,775 unvested shares of restricted stock with a weighted average exercise price of $1.09.
(2)	Includes Common Stock available for issuance under the 2005 Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on EDGAR Online, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of two companies that includes: Factset Research Systems Inc and Thestreet.com Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2005 and tracks it through 12/31/2010.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10

EDGAR Online, Inc.	100.00	192.31	186.81	68.68	82.42	65.93
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Peer Group	100.00	136.81	144.85	102.89	152.76	219.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2010 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except share and per share information)
Statement of Operations Data:
XBRL filings	$606	$517	$1,374	$4,151	$6,404
Data and solutions	6,536	7,996	9,334	8,409	7,583
Subscriptions	9,104	9,395	8,755	6,614	5,481

Total revenues	16,246	17,908	19,463	19,174	19,468
Cost of revenues	2,464	3,019	3,140	4,653	7,827

Gross profit	13,782	14,889	16,323	14,521	11,641
Operating expenses:
Selling, general and administrative and development	18,009	18,257	16,616	12,844	15,237
Severance costs (1)	—	2,011	40	57	438
Amortization and depreciation	1,843	1,753	1,870	2,195	2,913

Loss from operations	(6,070)	(7,132)	(2,203)	(575)	(6,947)
Interest income (expense) and other, net	144	(231)	(456)	(375)	(282)

Net loss	(5,926)	(7,363)	(2,659)	(950)	(7,229)
Dividends and accretion on preferred stock	—	—	—	—	(1,420)

Net loss to common stockholders	$(5,926)	$(7,363)	$(2,659)	$(950)	$(8,649)

Net loss to common stockholders per share—basic and diluted	$(0.23)	$(0.28)	$(0.10)	$(0.04)	$(0.32)

Weighted average shares outstanding—basic and diluted (2)	25,484	26,023	26,387	26,760	26,974

	December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Cash and cash equivalents	$2,865	$3,568	$2,062	$2,101	$10,765
Investments	$205	$210	$220	$222	$226
Working capital (deficit)	$81	$(853)	$(1,978)	$(1,485)	$5,413
Total assets	$15,872	$15,621	$13,006	$12,183	$30,249
Long-term debt, including current portion	—	$2,406	$2,323	$1,908	$1,437
Redeemable preferred stock	—	—	—	—	$19,431
Stockholders’ equity	$9,930	$5,040	$3,704	$4,109	$801

(1)	In 2007, we accrued $631 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984 related to our former CEO and workforce reductions and $396 related to our former CFO and COO. In 2008 and 2009, we accrued $40 and $57, respectively, of severance costs related to workforce reductions. In 2010, we accrued $187 of severance costs related to the resignation of our CFO and $251 related to workforce reductions.
(2)	Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and unvested restricted stock grants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 3,066,269, 3,343,973, 3,732,772, 3,883,048 and 6,899,322 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

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

Subscriptions . Our end-user subscription services include I-Metrix and I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix delivers a web only service while I-Metrix Professional allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data via the web and a Microsoft Excel add-in. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools for corporate reports filed via the EDGAR system. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Subscriptions also includes ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our web sites. Revenue from subscription services is recognized ratably over the subscription period, which is typically one year. Advertising and e-commerce revenue is recognized as the services are provided.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Consolidated Statements of Operations as a percentage of total revenue.

	Year Ended December 31,
	2008	2009	2010
Total revenues	100%	100%	100%
Cost of revenues	16	24	40

Gross profit	84	76	60
Operating expenses:
Sales and marketing	23	16	14
Product development	21	10	10
General and administrative	42	41	55
Severance costs	—	—	2
Amortization and depreciation	10	12	15

Loss from operations	(12)	(3)	(36)
Interest and other, net	(2)	(2)	(1)

Net loss	(14)%	(5)%	(37)%

COMPARISON OF THE YEARS 2008, 2009 and 2010

REVENUES

Total revenues for the year ended December 31, 2010 increased 2% to $19,468, from $19,174 for the year ended December 31, 2009. The net increase in revenues was primarily attributable to a $2,253, or 54%, increase in XBRL filings revenues which was offset by a $1,133, or 17%, decrease in subscriptions and a $826, or 10%, decrease in data and solutions.

Total revenues for the year ended December 31, 2009 decreased 1% to $19,174, from $19,463 for the year ended December 31, 2008. The net decrease in revenues was primarily attributable to a $2,777, or 202%, increase in XBRL filings revenues which was offset by a $2,141, or 24%, decrease in subscriptions and a $925, or 10%, decrease in data and solutions.

XBRL Filings

	Year Ended December 31,
	2008	2009	2010
Revenues	$1,374	$4,151	$6,404
Percentage of total revenue	7%	22%	33%

The increase in filings revenues in the year ended December 31, 2010 was due to both an increased number of filings and the addition of more complex filings. The companies that initially began filing in 2009 increased their number of filings in 2010 as well as added detailed footnotes beginning with the quarter ended after June 15, 2010. Also, a second tier of companies were required to start filing in XBRL beginning with the quarter ended after June 15, 2010.

The increase in filings revenue in the year ended December 31, 2009 was related to SEC rules that require certain companies to file in XBRL beginning with the quarter ended after June 15, 2009, as well as increased exclusivity fees and XBRL conversions from companies that were not required to file with the SEC.

Data and Solutions

	Year Ended December 31,
	2008	2009	2010
Revenues	$9,334	$8,409	$7,583
Percentage of total revenue	48%	44%	39%
Number of contracts	283	286	310

The decrease in data and solutions revenues for the year ended December 31, 2010 was primarily due to a decrease in data solutions revenues resulting in reductions from one contract. Although the number of data license contracts has increased, the revenues from data licenses has decreased from prior year as there were several large customer cancellations in 2009.

The decrease in data and solutions revenues for the year ended December 31, 2009 was due in large part to non-recurring data solutions revenue of approximately $574 in 2008. There was also a decrease in data licenses revenue for the year ended December 31, 2009 from the year ended December 31, 2008 due to several large customer cancellations.

Subscriptions

	Year Ended December 31,
	2008	2009	2010
Revenues	$8,755	$6,614	$5,481
Percentage of total revenue	45%	34%	28%
Number of subscribers	11,700	9,800	8,700

The net decreases in subscription revenues for the years ended December 31, 2010 and 2009 were due to a decrease across all of our subscription products—our premium products, EDGAR Pro and I-Metrix Professional, as well as EDGAR Access, our retail service. Our subscription business has been impacted by unprecedented business and workforce reductions in the financial services community over the past few years and the recent and continuing economic downturn in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales. Ancillary advertising and e-commerce sales also decreased in the years ended December 31, 2010 and 2009.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to create XBRL filings and produce data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. In addition, in the year ended December 31, 2008, barter advertising expense was recorded equal to the barter advertising revenue for that period. There were no barter revenues or expenses in the years ended December 31, 2009 or 2010.

Total cost of revenues for the year ended December 31, 2010 increased $3,174, or 68%, to $7,827 from $4,653 for the year ended December 31, 2010. The net increase in cost of revenues was primarily due to a $2,970 increase in payroll related expenses related to our XBRL filings business and a $191 increase in XBRL related production costs.

Total cost of revenues for the year ended December 31, 2009 increased $1,513, or 48%, to $4,653, from $3,140 for the year ended December 31, 2008. The increase in cost of revenues was primarily attributable to an $894 increase in payroll and related expenditures and $738 increase in outside XBRL related production costs which were offset by a $144 decrease in barter advertising expenses.

GROSS PROFIT

Gross profit for the year ended December 31, 2010 decreased $2,880, or 20%, to $11,641 from $14,521 for the year ended December 31, 2009. The gross profit percentage decreased to 60% for the year ended December 31, 2010 from 76% for the year ended December 31, 2009. The decreases in the gross profit percentages were due to the higher costs related to XBRL filings revenues which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL business are lower than our historical gross profit margins from our data and subscription businesses.

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

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2010 decreased $404, or 13%, to $2,713, from $3,117 for the year ended December 31, 2009. The net decrease was primarily due to a $328 decrease in payroll related expenses and a $144 decrease in stock compensation expense which were partially offset by a $73 increase in professional fees. Sales and marketing expenses for the year ended December 31, 2009 decreased $1,428, or 31%, to $3,117, from $4,545 for the year ended December 31, 2008, primarily due to a $993 decrease in payroll and related expenditures, a $375 decrease in advertising and marketing expenses and a $63 decrease in travel and entertainment expenses. All of these reductions resulted from cost cutting measures implemented in 2009 and 2010.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the year ended December 31, 2010 decreased $26, or 1%, to $1,852, from $1,878 for the year ended December 31, 2009. The net decrease was primarily due to a $67 decrease in stock compensation expense and a $38 decrease in professional fees from external vendors which were partially offset by a $78 increase in payroll related expenses. Development expenses for the year ended December 31, 2009 decreased $2,016, or 52%, to $1,878, from $3,894 for the year ended December 31, 2008. The decrease was primarily due to a $1,010 decrease in payroll costs and a $1,002 decrease in professional fees from external vendors. Of the decrease in payroll costs, $708 was due to an increase in payroll costs that were capitalized. The remainder of the decrease results from cost cutting measures in 2009.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2010 increased $2,823, or 36%, to $10,672, from

$7,849 for the year ended December 31, 2009. The net increase was primarily due to approximately $620 of costs related to the UBmatrix acquisition as well as a $633 increase in stock compensation expense, a $575 increase in payroll related expenditures, a $527 increase in other professional fees, a $151 increase in rent and a $111 increase in insurance expenses. General and administrative expenses for the year ended December 31, 2009 decreased $328, or 4%, to $7,849, from $8,177 for the year ended December 31, 2008. The net decrease was primarily due to a $444 decrease in payroll related expenditures and a $195 decrease in professional fees which was partially offset by a $144 increase in rent, a $100 increase in payroll and property taxes and a $94 increase in stock compensation expenses.

Severance Costs . In the year ended December 31, 2010, we accrued $227 of severance costs related to the resignation of our former Chief Financial Officer. As part of the severance agreement, 50,000 options immediately vested. As a result, additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. We also recognized $211 of severance costs related to workforce reductions in July 2010.

Depreciation and Amortization . Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2010 increased $718, or 33%, to $2,913 from $2,195 from the year ended December 31, 2009 primarily as a result of increased amortization of capitalized development costs as well as increased capital expenditures. Depreciation and amortization for the year ended December 31, 2009 increased $325, or 17%, to $2,195 from $1,870 from the year ended December 31, 2008 primarily as a result of increased amortization of capitalized development costs as well as increased capital expenditures.

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

	Three Months Ended
	March 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
	(UNAUDITED)
Revenue Sources:
XBRL filings	$243	$768	$1,478	$1,662	$950	$1,733	$1,959	$1,762
Data and solutions	2,163	2,092	2,179	1,975	1,923	1,888	1,892	1,880
Subscriptions	1,829	1,707	1,585	1,493	1,493	1,399	1,307	1,282

Total	$4,235	$4,567	$5,242	$5,130	$4,366	$5,020	$5,158	$4,924

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $1,723 for the year ended December 31, 2010 compared to cash provided by operating activities of $2,312 for the year ended December 31, 2009. This was primarily due to the increase in net loss for the year ended December 31, 2010 resulting from our increased investment in our XBRL filings business.

Net cash used in investing activities was $416 for the year ended December 31, 2010 compared to $1,851 for the year ended December 31, 2008. The decrease for the year ended December 31, 2010 was due to $2,531 cash acquired in business combinations offset by a $676 increase in capitalized product development costs and a

$418 increase in capital expenditures. On November 22, 2010, we acquired UBmatrix and received $2,531 of which, $2,000 related to the issuance of Series C Preferred Stock. As part of the consideration for UBmatrix, we issued 87,016 shares of preferred stock which are convertible by dividing the purchase price per share plus accrued dividends by a conversion price of $1.45 per share. Under certain conditions, we may be required to redeem all or part of the Series C Preferred Shares at fair value (see Note 9, Redeemable Preferred Stock of the accompanying notes to consolidated financial statements).

Net cash provided by financing activities was $10,803 for the year ended December 31, 2010 compared to net cash used of $422 for the year ended December 31, 2009. On January 28, 2010 we issued 120,000 shares of our Series B Preferred Stock for $12,000, offset by fees incurred of $768. Generally, each Series B Preferred Share is convertible into shares of our common stock determined by dividing the purchase price per share plus accrued dividends by a conversion price of $1.10 per share. Under certain conditions, we may be required to redeem all or part of the Series B Preferred Shares at fair value (see Note 9, Redeemable Preferred Stock of the accompanying notes to consolidated financial statements). We expect to use a substantial portion of the proceeds from the issuance to support investment in personnel, infrastructure, training and other costs related to our XBRL filings business.

We are party to a Financing Agreement with Rosenthal and Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to us and has provided a revolving line of credit of up to $2,500, the entire amount of which would have been available to us at December 31, 2010 in accordance with the provisions of the agreement. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. Our obligations under the term loan are evidenced by a secured Term Note and are secured by a first priority security interest in substantially all of our assets. We are required to maintain certain collateral ratios and financial covenants under the agreement, as amended. We were in compliance with these ratios and covenants, as amended, at December 31, 2010. At December 31, 2010 we had sufficient cash to repay the outstanding indebtedness under the term loan. The Financing Agreement, as amended, terminates on March 30, 2011 (unless sooner terminated by either party in accordance with the terms of the Financing Agreement) and the full outstanding indebtedness is payable on that date.

At December 31, 2010, we had cash and cash equivalents on hand of $10,765. We have no off-balance sheet arrangements at December 31, 2010. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B preferred stock issuance and UBmatrix acquisition and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations, including variable rate debt and interest estimated at 8.5%, at December 31, 2010 were as follows:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years
Long-term debt, including interest	$1,480	$1,480	$—	$—	$—
Operating lease obligations	4,258	1,439	2,481	338	—
Severance agreements	20	20	—	—	—

Total	$5,758	$2,939	$2,481	$338	$—

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on our consolidated financial statements will depend on the size and nature of future business combinations.

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The provisions are not expected to have a material impact on our consolidated financial statements.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and President and our Chief Financial Officer, of effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report. Based on this evaluation, our Interim Chief Executive Officer and President and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of December 31, 2010, to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate, to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2010. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Portions of the disclosure required under this Item 10 are incorporated by reference from our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than April 30, 2011.

Executive Officers

Our current executive officers and directors and their respective ages as of March 1, 2011 are as follows:

Name	Age	Position
John M. Connolly	58	Interim Chief Executive Officer
David Price	48	Chief Financial Officer
Diana Bourke	57	Chief Operations Officer
Stefan Chopin	52	Chief Technology Officer

John M. Connolly was appointed Interim Chief Executive Officer on September 30, 2010 and has served on the Board of Directors since January 2010. He is also an Operating Partner at Bain Capital Ventures, a position he held since 2009. Prior to joining Bain Capital Ventures, Mr. Connolly was President, Chief Executive Officer, and Chairman of M|C Communications. Prior to M|C, Mr. Connolly was President and Chief Executive Officer of Institutional Shareholder Services (ISS). During his tenure, ISS doubled in revenues and realized 250% increase in profit over three years. ISS was sold to the The RiskMetrics Group in 2006. Previously, Mr. Connolly founded Mainspring Inc, a provider of strategic consulting, research, and advisory services to Fortune 1000 companies. Under his leadership, Mainspring grew from a start up to a publicly traded company and was purchased by IBM in 2001. At IBM, Mr. Connolly built a strategy and consulting practice that eventually led to the creation of IBM business consulting where he served as the Global General Manager. Prior to founding Mainspring, Mr. Connolly founded Course Technology, which was sold to The Thomson Corporation. Mr. Connolly received his BA from St. Norbert College. Mr. Connolly attended the Executive Education Program at INSEAD.

David J. Price joined the Company as Executive Vice President and Chief Financial Officer in July, 2010. He brings more than 20 years of financial management experience to EDGAR Online. Prior to joining the Company, he was Chief Financial Officer of Cornerstone Therapeutics, Inc., a publicly traded specialty pharmaceutical company. Previously, he held positions including Managing Director, Healthcare Sector, at two investment banking firms: Jefferies and Company, Inc. and Bear Stearns & Co., Inc., and Director of Mergers and Integration Practice at PricewaterhouseCoopers. He also served in the audit practices of Price Waterhouse and Arthur Andersen. Mr. Price attained an Honours degree in Accounting and Financial Management at Lancaster University.

Diana M. Bourke assumed the role of Chief Operations Officer in April, 2010. She is responsible for operations, processing and infrastructure. Prior to joining the Company, Bourke held several executive positions including: President and CEO of Inveshare; CIO and SVP of Operations for CIGNA Health Services; President and COO of SCP Communications; and SVP of Systems and Operations for ACNielsen. She also held various roles with NCH Promotional Services (a division of Dun & Bradstreet); Heller Financial, and International Harvester. Bourke is a graduate of the University of Notre Dame. She is currently on the Board of Trudeau Institute in Saranac Lake, New York.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than April 30, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than April 30, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference from our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than April 30, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Incorporated by reference from our proxy statement for our 2011 annual meeting of stockholders, to be filed no later than April 30, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 23, 2010, by and among the Registrant, UBM Acquisition Corp., UBmatrix, Inc. and the Stockholders’ Representative (as defined therein) (22)

2.2	Amendment No. 1, dated as of October 20, 2010, to the Agreement and Plan of Merger, dated as of June 23, 2010, by and among the Registrant, UBM Acquisition Corp., UBmatrix, Inc. and the Stockholders’ Representative (as defined therein) (25)

3.1	Certificate of Incorporation (1)

3.2	Amended and Restated Certificate of Incorporation (2)

3.3	Amended and Restated Bylaws of the Registrant, dated January 28, 2010 (20)

3.4	Amendment to Amended and Restated Certificate of Incorporation (4)

3.5	Certificate of Designation of Series A Preferred Stock of the Registrant(5)

3.6	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (20)

3.7	Certificate of Designation of Series C Convertible Preferred Stock of the Registrant (26)

3.8	Amendment to Amended and Restated Certificate of Incorporation @

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (2)

4.2	Warrant to Purchase Common Stock (1)

4.3	Rights Agreement, dated as of March 29, 2005, by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (5)

4.4	Investor Rights Agreement, dated January 28, 2010 (20)

4.5	Amended and Restated Investor Rights Agreement, dated November 22, 2010 @

10.1	Form of Indemnity Agreement entered into between the Registrant and its Directors and senior management (6)

10.2	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (2)

10.3%	1996 Stock Option Plan (1)

10.4%	1999 Stock Option Plan (2)

10.5%	1999 Outside Directors Stock Option Plan (2)

10.6%	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Marc Strausberg (4)

10.7%	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Susan Strausberg (4)

10.8%	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Greg Adams (4)

Exhibit Number	Description

10.9%	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Stefan Chopin (4)

10.10%	Amendment to Employment Agreement dated as of January 31, 2005 between the Registrant and Morton Mackof (4)

10.11	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (4)

10.12%	2005 Stock Award and Incentive Plan (7)

10.13	Amendment to Office Building Lease Agreement dated June 27, 2005 by and between 122 East 42nd Street LLC and Registrant (8)

10.14	Lease Agreement, dated May 22, 2006, by and between Sono Equities LLC and 1122 Associates, LLC, and the Registrant (9)

10.15%	Employment Agreement dated as of April 9, 2007 between the Registrant and Philip D. Moyer (10)

10.16%	Agreement and General Release between Morton Mackof and the Registrant dated May 21, 2007 (11)

10.17%	Amended and Restated Employment Agreement dated June 13, 2007 between the Registrant and Susan Strausberg (12)

10.18	Amendment to Financing Agreement dated July 25, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (12)

10.19%	Agreement and Release dated August 7, 2007 between the Registrant and Susan Strausberg (11)

10.20	Amendment to Financing Agreement dated October 30, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (3)

10.21%	Separation and Release Agreement dated January 4, 2008 between the Registrant and Greg Adams (11)

10.22	Amendment to Financing Agreement dated January 30, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant (11)

10.23%	Employment Agreement dated as of February 29, 2008 between the Registrant and John C. Ferrara (11)

10.24%	Employment Agreement dated as of March 13, 2008 between the Registrant and Stefan Chopin (11)

10.25	Financing Agreement dated as of April 5, 2007 between Rosenthal & Rosenthal, Inc. and the Registrant (13)

10.26	Amendment to Financing Agreement dated April 22, 2008 between Rosenthal & Rosenthal, Inc. and the Registrant (6)

10.27%	Amendment #1 to 2005 Stock Award and Incentive Plan (14)

10.28	Services Agreement, dated as of September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (15)+

10.29%	First Amendment to Employment agreement, dated December 10, 2008, between Philip Moyer and the Registrant (16)

10.30	Renewal Agreement to Trademark License Agreement between the Registrant and the U.S. Securities and Exchange Commission, dated as of March 10, 2009 (17)

Exhibit Number	Description

10.31	Amendment to Financing Agreement dated March 13, 2009 between Rosenthal & Rosenthal, Inc. and the Registrant. (17)

10.32%	Amendment #2 to 2005 Stock Award and Incentive Plan, dated June 10, 2009 (18)

10.33	Amendment No. 1, dated December 30, 2009, to the Services Agreement, dated September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (19)+

10.34	Series B Preferred Stock Purchase Agreement, dated January 28, 2010 (20)

10.35	Amendment to Rights Plan, dated January 27, 2010 (20)

10.36%	Indemnity Agreement entered into between the Registrant and John M. Connolly (21)

10.37%	Indemnity Agreement entered into between the Registrant and Jeffrey Schwartz (21)

10.38%	Amendment to Employment Agreement, dated as of January 25, 2010, between the Registrant and Stefan Chopin (21)

10.39%	Separation of Employment and General Release Agreement, dated as of March 19, 2010 and effective as of March 31, 2010, between the Registrant and John C. Ferrara (21)

10.40	Series C Preferred Stock Purchase Agreement, dated June 23, 2010 (22)

10.41%	Consulting Agreement, dated as of April 12, 2010, between the Registrant and Ronald P. Fetzer (23)

10.42%	Agreement, dated as of October 13, 2010, between the Registrant and Philip Moyer (24)

10.43	Amendment No. 2, dated October 29, 2010, to the Services Agreement, dated September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company@+

10.44	Amendment No. 3 to 2005 Stock Award and Incentive Plan, dated November 22, 2010 (27)

21.1	Subsidiaries of the Registrant@

23.1	Consent of BDO USA, LLP@

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002@

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002@

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002@

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002@

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

@	filed or furnished herewith
%	Compensatory plan or arrangement
***	Submitted electronically herewith
+	Confidential treatment has been requested for or granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2009 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2008, 2009 and 2010, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2009 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2009 and 2010 and (v) Notes to Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), as filed with the Commission on March 30, 1999, and incorporated by reference herein.
(2)	Filed as an exhibit to Amendment No. 1 to the Registration Statement, as filed with the Commission on May 7, 1999, and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005, and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated by reference herein.
(11)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed April 9, 2007, and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated by reference herein.

(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated December 10, 2008, and incorporated by reference herein.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated by reference herein.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed January 4, 2010 and incorporated by reference herein.
(20)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 29, 2010, and incorporated by reference herein.
(21)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.
(22)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 29, 2010, and incorporated by reference herein.
(23)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 14, 2010, and incorporated by reference herein.
(25)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2010, and incorporated by reference herein.
(26)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2010, and incorporated by reference herein.
(27)	Files as Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 20, 2010, and incorporated by reference herein.

(b) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-22 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2008	$255	570	(513)	$312
Year ended December 31, 2009	$312	590	(558)	$344
Year ended December 31, 2010	$344	540	(357)	$527

(1)	Write-offs of receivables.

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

EDGAR Online, Inc.

By:	/S/ JOHN M. CONNOLLY
John M. Connolly
Interim Chief Executive Officer Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN M. CONNOLLY John M. Connolly	Interim Chief Executive Officer and Director	March 14, 2011

/S/ DAVID J. PRICE David J. Price	Chief Financial Officer	March 14, 2011

/S/ MARK MAGED Mark Maged	Chairman of the Board of Directors	March 14, 2011

/S/ ALFRED R. BERKELEY III Alfred R. Berkeley III	Director	March 14, 2011

/S/ RICHARD L. FEINSTEIN Richard L. Feinstein	Director	March 14, 2011

/S/ WILLIAM J. O’NEILL JR. William J. O’Neill Jr.	Director	March 14, 2011

/S/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 14, 2011

/S/ BARRY SCHULER Barry Schuler	Director	March 14, 2011

EDGAR ONLINE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EDGAR Online, Inc.

Rockville, Maryland

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We have also audited the financial statement schedule listed under Item 15(b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and subsidiaries at December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ BDO USA, LLP
BDO USA, LLP
New York, New York
March 14, 2011

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2009	December 31, 2010
ASSETS
Cash and cash equivalents	$2,101	$10,765
Short-term investments	222	226
Accounts receivable, less allowance of $344 at December 31, 2009 and $527 at December 31, 2010	2,360	3,988
Other current assets	248	218

Total current assets	4,931	15,197
Property and equipment, net	2,726	3,863
Goodwill	2,189	7,665
Intangible assets, net	1,706	3,066
Other assets	631	458

Total assets	$12,183	$30,249

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Accounts payable	$803	$2,033
Accrued expenses	1,743	1,846
Deferred revenues	3,370	4,468
Current portion of long-term debt	500	1,437

Total current liabilities	6,416	9,784
Long-term debt	1,408	—
Other long-term liabilities	250	233

Total liabilities	8,074	10,017

Commitments and contingencies	—	—
Redeemable preferred stock—Series B, convertible, $100 par value, no shares authorized or outstanding at December 31, 2009 and 120,000 shares authorized and outstanding at December 31, 2010; face value of $13,267 and liquidation preference of $14,474 at December 31, 2010	—	12,299
Redeemable preferred stock—Series C, convertible, $.01 par value, no shares authorized or outstanding at December 31, 2009 and 90,000 shares authorized and 87,016 outstanding at December 31, 2010; liquidation preference of $7,291 at December 31, 2010	—	7,132

Stockholders’ equity:
Preferred stock—Series A, $0.01 par value, 1,000,000 shares authorized at December 31, 2009 and 790,000 shares authorized at December 31, 2010; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 27,846,902 shares issued and 26,855,150 shares outstanding at December 31, 2009, and 75,000,000 shares authorized, 29,441,339 shares issued and 28,482,921 shares outstanding at December 31, 2010	279	294
Additional paid-in capital	74,347	78,201
Accumulated deficit	(68,786)	(76,015)
Treasury stock, at cost, 991,752 shares at December 31, 2009 and 958,418 shares at December 31, 2010	(1,731)	(1,679)

Total stockholders’ equity	4,109	801

Total liabilities, redeemable preferred stock and stockholders’ equity	$12,183	$30,249

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2008	2009	2010
Revenues:
XBRL filings	$1,374	$4,151	$6,404
Data and solutions	9,334	8,409	7,583
Subscriptions	8,755	6,614	5,481

	19,463	19,174	19,468
Cost of revenues	3,140	4,653	7,827

Gross profit	16,323	14,521	11,641

Operating expenses:
Sales and marketing	4,545	3,117	2,713
Product development	3,894	1,878	1,852
General and administrative	8,177	7,849	10,672
Severance costs	40	57	438
Amortization and depreciation	1,870	2,195	2,913

	18,526	15,096	18,588

Loss from operations	(2,203)	(575)	(6,947)
Interest income	37	—	9
Interest expense	(493)	(375)	(291)

Net loss	(2,659)	(950)	(7,229)
Dividends on preferred stock	—	—	(1,353)
Accretion on preferred stock	—	—	(67)

Net loss to common stockholders	$(2,659)	$(950)	$(8,649)

Net loss to common stockholders per share—basic	$(0.10)	$(0.04)	$(0.32)

Net loss to common stockholders per share—diluted	$(0.10)	$(0.04)	$(0.32)

Weighted average shares outstanding—basic	26,387	26,760	26,974

Weighted average shares outstanding—diluted	26,387	26,760	26,974

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL
Balance at December 31, 2007	27,378,804	$274	1,117,943	$(1,959)	$71,902	$(65,177)	$5,040
Net loss	—	—	—	—	—	(2,659)	(2,659)
Exercise of stock options	86,742	1	—	—	115	—	116
Stock-based compensation	—	—	—	—	1,207	—	1,207
Restricted stock issued	89,167	1	—	—	(1)	—	—
Treasury stock issued	—	—	(69,048)	131	(131)	—	—

Balance at December 31, 2008	27,554,713	276	1,048,895	(1,828)	73,092	(67,836)	3,704
Net loss	—	—	—	—	—	(950)	(950)
Exercise of stock options	20,000	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	1,339	—	1,339
Restricted stock issued	272,189	3	—	—	(3)	—	—
Treasury stock issued	—	—	(57,143)	97	(97)	—	—

Balance at December 31, 2009	27,846,902	279	991,752	(1,731)	74,347	(68,786)	4,109
Net loss	—	—	—	—	—	(7,229)	(7,229)
Accrued dividends on Series B and Series C Preferred Stock	—	—	—	—	(1,353)	—	(1,353)
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	—	—	—	—	(67)	—	(67)
Fair value of beneficial conversion discount on Series B Preferred Stock	—	—	—	—	268	—	268
Exercise of stock options	51,334	—	—	—	71	—	71
Equity-based severance charges	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	1,744	—	1,744
Restricted stock granted for compensation payable to employees of acquired company	—	—	—	—	1,767	—	1,767
Restricted stock issued	108,657	1	—	—	(1)	—	—
Issuance of common stock	1,434,446	14			1,449		1,463
Treasury stock issued	—	—	(33,334)	52	(52)	—	—

Balance at December 31, 2010	29,441,339	$294	958,418	$(1,679)	$78,201	$(76,015)	$801

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2008	2009	2010
Cash flow from operating activities:
Net loss	$(2,659)	$(950)	$(7,229)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of capitalized product costs	218	218	158
Amortization of intangible assets	1,246	1,246	1,094
Amortization of deferred financing costs and discount	121	67	73
Equity-based severance charges	—	—	28
Depreciation and amortization of property and equipment	624	949	1,819
Stock-based compensation	1,207	1,339	1,744
Provision for losses on trade accounts receivable	570	590	540
Changes in assets and liabilities:
Accounts receivable	(341)	(380)	(2,061)
Accounts payable and accrued expenses	(1,015)	139	1,024
Other long-term payables	(304)	(83)	(17)
Deferred revenues	123	(869)	1,043
Other, net	(19)	46	61

Total adjustments	2,430	3,262	5,506

Net cash (used in) provided by operating activities	(229)	2,312	(1,723)

Cash flow from investing activities:
Capital expenditures	(511)	(394)	(812)
Capitalized product development costs	(747)	(1,455)	(2,131)
Cash acquired in connection with business combinations	—	—	2,531
Short-term investments	(10)	(2)	(4)

Net cash used in investing activities	(1,268)	(1,851)	(416)

Cash flow from financing activities:
Proceeds from issuance of Series B Preferred Stock	—	—	12,000
Costs incurred in connection with issuance of Series B Preferred Stock	—	—	(768)
Payments of notes payable	(125)	(438)	(500)
Proceeds from exercise of stock options and warrants	116	16	71

Net cash (used in) provided by financing activities	(9)	(422)	10,803

Net (decrease) increase in cash and cash equivalents	(1,506)	39	8,664
Cash and cash equivalents at beginning of year	3,568	2,062	2,101

Cash and cash equivalents at end of year	$2,062	$2,101	$10,765

Supplemental disclosure of cash flow information:
Cash paid for interest	$219	$190	$147
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$—	$—	$1,353
Fair value of beneficial conversion discount on Series B Preferred Stock	$—	$—	$268
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	$—	$—	$67
Net assets of acquired company	—	—	7,978

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (“EDGAR Online” or “the Company”) was incorporated in the State of Delaware in November 1995 under the name Cybernet Data Systems, launched its EDGAR Online website in January 1996, and went public in May 1999 under its current name. EDGAR Online is a leading provider of XBRL (eXtensible Business Reporting Language) filing services, data sets and analysis tools. The Company’s data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. The Company’s XBRL Filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the U.S. Securities and Exchange Commission. The Company’s XBRL analysis tool is a proprietary software tool that assists users in analyzing both the Company’s own proprietary XBRL data sets and industry standard XBRL data files. EDGAR Online delivers its data and analysis products via online subscriptions, as data licenses directly to end-users, embedded in other web sites and through a variety of redistributors. The Company delivers its XBRL filings services primarily through partnerships with financial printers and other providers of SEC compliance services. Consumers of the Company’s information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

The Company derives revenues from three primary sources: XBRL processing fees, fees for data and solutions and fees for subscriptions to its web services. The Company recognizes XBRL filings revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. Revenue from data licenses is recognized over the term of the underlying contracts. The Company’s data solutions sometimes involve upfront one-time customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of the Company’s data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Subscriptions revenue also includes ancillary advertising and e-commerce revenue which are recognized as the services are provided and totaled $544, $143 and $129 in the years ended December 31, 2008, 2009 and 2010, respectively.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(c) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (previously Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $197 and $39 at December 31, 2009 and 2010, respectively. Related amortization expense, included in cost of revenues, totaled $218 in each of the years ended December 31, 2008 and 2009 and $158 in the year ended December 31, 2010.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (previously Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. The Company’s computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $1,784 and $2,707 at December 31, 2009 and December 31, 2010, respectively. Related amortization expense totaled $22, $396 and $1,208 in the years ended December 31, 2008, 2009 and 2010, respectively.

(d) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments, such as money market accounts or CDs with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short-term investments. Short-term investments at December 31, 2009 included a CD for $222 which accrues interest at 1% and matured in May 2010. Short-term investments at December 31, 2010 included a CD for $226 which accrues interest at 0.5% and matures in May 2011.

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

(f) ACQUISITION ACCOUNTING

The Company uses the acquisition method to account for business combinations, whereby the total purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed,

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

including contingent consideration, based upon their respective fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities, if any, is recorded as goodwill. The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions. Effective with acquisitions consummated after December 31, 2008, costs related to the Company’s acquisitions are expensed as incurred.

(g) LONG-LIVED ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Goodwill is not amortized, but is subject to annual impairment tests. The Company completes goodwill impairment tests at least annually as of December 31 each year. The Company estimates fair value of its reporting unit and compares the valuation with the respective carrying value for the reporting unit to determine whether any goodwill impairment exists. This evaluation is based primarily on market capitalization. The Company completed the annual test and determined that there was no impairment of goodwill as of December 31, 2010. If the Company determines through the impairment review process that goodwill is impaired, the Company will record an impairment charge in its consolidated statement of income.

Definite-lived intangible assets primarily consist of customer based intangibles, accumulated know-how and tradenames, which are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. The Company has reassessed the estimated useful lives of its intangible assets and no changes have been deemed necessary.

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

The provisions of ASC Topic 740-10 (previously FIN 48) were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial position, cash flows or results of operations upon adoption, as the Company did not have any unrecognized tax benefits. The Company also evaluated its tax positions in later years through December 31, 2010 and reached the same conclusion. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2009 and 2010, the Company had no accrued interest or penalties.

(i) STOCK-BASED COMPENSATION

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (previously SFAS No. 123 (R), “Share-Based Payment”). The Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been primarily comprised of stock options, based on estimated grant date fair values.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, the estimated forfeiture rate is applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. The Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures of $230, $165, and $120 in stock-based compensation expense for the years ended December 31, 2008, 2009 and 2010, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2008, 2009 and 2010 was as follows:

	2008	2009	2010
Cost of revenues	$49	$51	$34
Sales and marketing	338	371	234
Development	150	153	80
General and administrative	670	764	1,396

Total expense	$1,207	$1,339	$1,744

Expense per share	$(0.05)	$(0.05)	$(0.06)

The estimated per share weighted average grant-date fair values of stock options granted during the years ended December 31, 2008, 2009 and 2010 were $1.51, $0.99 and $0.88, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2008	2009	2010
Expected dividend yield	0.0%	0.0%	0.0%
Expected average volatility	76%	74%	74%
Risk-free interest rate	2.54-3.86%	1.92-2.04%	2.63-4.63%
Expected life in years	6	6	6

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The assumptions used in calculating the value of stock options, which involve inherent uncertainties and the application of management judgment, were based on the following:

•	Expected dividend yield—reflects the Company’s present intention to retain earnings, if any, for use in the operation and expansion of the Company’s business;

•	Expected volatility—determined considering historical volatility of the Company’s common stock over the preceding number of years of the expected life of the stock option awards;

•	Risk-free interest rate—based on the yield available on United States Treasury zero coupon issues with a remaining term approximating the expected life of the stock option awards; and

•	Expected life—calculated as the weighted average period that the stock option awards are expected to remain outstanding based on historical experience.

(j) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley and Sons accounted for 27% and 26% of accounts receivable at December 31, 2009 and 2010, respectively. PR Newswire accounted for 0% and 26% of accounts receivable at December 31, 2009 and 2010, respectively. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2009 or 2010.

R.R. Donnelley and Sons comprised 7%, 22% and 31% of the Company’s total revenue during 2008, 2009 and 2010, respectively. NASDAQ comprised 10%, 6% and 3% of the Company’s total revenue during 2008, 2009 and 2010, respectively. The Company’s other customers are geographically dispersed throughout the world with no other one customer accounting for more than 10% of revenues during 2008, 2009 or 2010. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2009 and 2010 approximate their fair value because of the immediate or short-term maturity of these instruments. The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(k) LOSS PER SHARE

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

Diluted loss per share is the same as basic loss per share amounts, as the outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 3,732,772, 3,883,048 and 6,899,322 for the years ended December 31, 2008, 2009 and 2010, respectively.

(l) BUSINESS SEGMENTS

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

(m) COMPREHENSIVE LOSS

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

(o) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The impact of this update on the Company’s consolidated financial statements will depend on the size and nature of future business combinations.

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The provisions are not expected to have a material impact on the Company’s consolidated financial statements.

(3) ACQUISITIONS

On November 22, 2010 (“the Acquisition Date”), the Company completed a merger with UBmatrix, Inc., a Washington corporation (“UBmatrix”). As a result, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”) and an aggregate of 2,685,088 shares of the Company’s common stock (the “Common Stock”). Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while 1,622,042 shares of the Common Stock were paid into escrow to

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

secure the post-closing indemnification obligations of the UBmatrix stockholders. The common stock issued in connection with the merger includes 1,190,056 shares issuable to certain employees of UBmatrix who will be joining our company as of the closing and 1,495,032 shares issuable to the stockholders, current Chief Financial Officer and service providers of UBmatrix. The shares issuable to the UBmatrix employees will be issued pursuant to our 2005 Stock Award and Incentive Plan, and, except in one case as described in the following sentence, will be subject to restrictions on vesting that will last through the recipients’ initial 12 months of employment with us. The stock to be issued without restriction consists of 60,586 shares of our common stock to be issued to the current Chief Financial Officer of UBmatrix, who was only employed by the combined entity through February 2011, and is being issued as payment for unpaid past bonuses. Also in connection with the merger, the Company entered into a purchase agreement with certain stockholders of UBmatrix to issue and sell 12,637 shares of the Company’s Series C Preferred Stock for an aggregate purchase price of $2,000. In recording the purchase, we combined the merger and the stock purchase as if they were a single transaction in estimating the value of the shares issued as they were mutually dependent.

The results of UBmatrix’s operations have been included in the consolidated financial statements since the Acquisition Date. UBmatrix is a leading provider of XBRL-based software solutions for global organizations and enterprises, enabling them to more efficiently and effectively address the challenges of business and financial information management, governance, risk and compliance and external reporting. As a result of the merger, the Company has become a global end-to-end provider of XBRL software, filings services and data. Additional benefits of the merger include the opportunity to accelerate the Company’s development plans and time to market for new solutions within the highly competitive XBRL market, the potential synergies of combining the XBRL skills, development teams, and sales and marketing organizations of the two companies, and the potential for realizing annual cost savings through consolidation of administrative functions.

The acquisition date fair value of the consideration given by the Company to acquire UBmatrix consisted of the following:

Common stock (1,434,446 shares)	$1,463
Preferred stock (87,016 shares)	7,046

Total	$8,509

The fair value of the common stock issued was determined based on the closing market price of the Company’s common shares on the acquisition date. The fair value of the preferred stock issued was determined based on the results of a third-party valuation.

The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date. The value of the intangible assets is based on a third-party valuation.

Cash	$2,531
Accounts receivable	98
Property and equipment	16
Other assets	64
Intangible assets	2,455

Total identifiable assets	5,164
Current liabilities	2,131

Net identifiable assets	3,033
Goodwill	5,476

Net assets acquired	$8,509

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The intangible assets represent software and licenses included in customer based intangibles, and tradenames which will be amortized over 7.5, 3.33 and 10 years, respectively. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of UBmatrix. Current liabilities includes $1,767 which is the value of compensation payable to employees of UBmatrix that were settled with the issuance of EDGAR common stock upon the closing of the Merger pursuant to certain vesting and escrow provisions. Upon the closing of the merger, this liability was reclassified as additional paid in capital.

The Company recorded $620 of costs related to the acquisition which are included in general and administrative expenses.

The financial information in the table below summarizes the combined results of the Company and UBmatrix on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2009 or 2010 or of results that may occur in the future.

The following unaudited pro forma financial information for fiscal 2009 and 2010 combines the historical results of the Company for the years ended December 31, 2009 and 2010 and the historical results of UBmatrix for the years ended September 30, 2009 and 2010.

	2009	2010
Revenues	$23,117	$21,478
Net loss	$(5,055)	$(14,086)
Net loss per share	$(0.17)	$(0.47)
Weighted average shares outstanding	29,445	29,659

(4) GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is comprised of goodwill from its acquisition of FIS in 2001 and its merger with UBmatrix in 2010. There were no changes to the carrying amount of FIS goodwill of $2,189 in the years ended December 31, 2009 or 2010. Goodwill from the Company’s merger with UBmatrix totaled $5,476 which was determined on the acquisition date of November 22, 2010. There was no change to the carrying amount of UBmatrix goodwill in the year ended December 31, 2010.

Intangible assets consist of the following:

	December 31, 2009		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Accumulated know-how	$9,460	$8,700	$9,460	$9,460
Tradenames	—	—	375	—
Customer based intangibles	4,496	3,550	6,575	3,884

	$13,956	$12,250	$16,410	$13,344

The weighted average useful life of accumulated know-how, tradenames and customer based intangibles is 9.5 years, 10 years and 8.1 years, respectively. Amortization of other intangible assets was $1,246 in each of the years ended December 31, 2008 and 2009 and $1,094 in the year ended Decenber 31, 2010. The annual amortization expense expected for each of the years through December 31, 2015 is $803, $828, $550, $268 and $127, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(5) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2010 is summarized as follows:

	DECEMBER 31,
	2009	2010	ESTIMATED USEFUL LIVES
Equipment	$5,548	$6,465	3 - 5 years
Furniture and fixtures	533	660	7 years
Purchased software	734	746	3 years
Software development costs	2,920	5,050	3 years
Leasehold improvements	602	637	3 - 7 years

Subtotal	10,337	13,558
Less accumulated depreciation and amortization	(7,611)	(9,695)

Total	$2,726	$3,863

Depreciation and amortization expense for the years ended December 31, 2008, 2009 and 2010 was $624, $949 and $1,819 respectively. There were no disposals in the years ended December 31, 2008, 2009 or 2010.

(6) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2009 and 2010:

	DECEMBER 31,
	2009	2010
Compensation and related benefits	$1,086	$1,384
Severance accrual (i)	128	20
Professional fees	439	336
Other	90	106

Total	$1,743	$1,846

(i)	See note 7 for further discussion of severance costs

(7) SEVERANCE COSTS

On March 31, 2010, our former Chief Financial Officer resigned from the Company. As part of the separation and release agreement, the Company will pay $187 and continue medical benefits for a ten-month period. In addition, as part of the agreement, options to purchase 50,000 shares of the Company’s common stock immediately vested. As a result, the Company recorded severance costs totaling $227 and additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. In July 2010, the Company effected a workforce reduction and recorded $211 of severance costs. At December 31, 2010, there were $20 of severance costs payable through January 2011 included in accrued expenses.

(8) LONG-TERM DEBT

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

The Financing Agreement, as amended most recently on March 13, 2009, terminates on March 30, 2011 unless sooner terminated by either party in accordance with the terms of the Financing Agreement. The terms include a provision that would allow the lender to accelerate the due date of the debt based on certain circumstances. The Company is required to maintain certain levels of working capital and tangible net worth pursuant to the Financing Agreement. The Company was in compliance with the amended terms at December 31, 2010.

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

The term loan, as amended, is due as follows: (i) $21 per month from July 1, 2008 through and including March 1, 2009; (ii) $42 from April 1, 2009 through the maturity date and (iii) the entire remaining unpaid balance on the maturity date. At December 31, 2010, the entire balance of $1,437 was classified as the current portion of long-term debt and there were $11 of unamortized deferred financing costs included in other current assets. The Company has not received any funding under the revolving line of credit as of December 31, 2010. Interest expense under the Agreement, totaled $396, $322 and $266 for the years ended December 31, 2008, 2009 and 2010, respectively, and included $121, $67 and $73 respectively, of amortization of deferred financing costs and warrant discount.

(9) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2010, the Company has approximately $42,000 in federal net operating losses, which will expire between 2012 and 2030, and approximately $40,000 of state net operating loss carry forwards, which will expire between 2011 and 2028.

The Company did not record any provision for income taxes for the years ended December 31, 2008, 2009 or 2010 due to net operating loss carryforwards and changes in the federal valuation allowance.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2009 and 2010 are as follows:

	2009	2010
Deferred tax assets:
Net operating loss carry forwards	$15,876	$19,132
Severance costs	51	10
Accruals and other, net	410	461
Stock compensation expense	632	1,096

Total deferred tax assets	16,969	20,699
Federal and state valuation allowance	(16,239)	(19,575)

Net deferred tax assets	$730	$1,124

Deferred tax liabilities:
Identifiable intangibles	$(730)	$(1,124)

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

(10) REDEEMABLE PREFERRED STOCK

Series B Preferred Stock

On January 28, 2010, The Company sold 120,000 shares of Series B Preferred Stock to Bain Capital Venture Integral Investors, LLC (“Bain”) at $100 per share for total proceeds of $12,000. The carrying value of the Series B Preferred Stock is reduced by the stock issuance costs and any beneficial conversion feature discounts related to preferred dividends and is then accreted back to redemption value over the eight year redemption period.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock determined by dividing the purchase price per share plus accrued dividends by an initial conversion price of $1.10 per share, subject to standard antidilution adjustments. However, the shares of Series B Preferred Stock are not convertible to the extent that such conversion would result in the Purchaser and its affiliates owning in excess of 19.9% of the shares of the Company’s voting power. The Company evaluated the conversion feature and determined that it did not have to be recorded as a liability. The holders of Series B Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock are convertible, subject to the same limitations on conversion as set forth in the preceding sentence. The Series B Preferred Stock contains a compounding, cumulative 11.44% per annum dividend paid-in-kind payable upon conversion of the Series C Preferred Stock. Following the fifth anniversary of the issuance of the Series B Preferred Stock, the dividend will no longer accrue unless declared by the Board of Directors of the Company. The dividends will be cumulative, whether or not declared, accrue daily and compound annually. No cash dividends are payable unless cash dividends are declared on common shares.

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

In the event of a liquidation, dissolution or wind up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the original purchase price plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at December 31, 2010 is approximately $14,474 based on the market price of the Company’s common stock on December 31, 2010.

In the event of a change in control of the Company as defined in the agreement, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price plus all accrued and unpaid dividends thereon, provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued thereon from the issue date through and including the fifth anniversary of the issue date. The amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at December 31, 2010 would have been approximately $22,500 based on the market price of the Company’s common stock on that date.

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

Series C Preferred Stock

On November 22, 2010, the Company issued a total of 87,016 shares of Series C Preferred Stock, par value $0.01, as a result of the merger with UBmatrix. Each share of Series C Preferred Stock is convertible into a number of shares of the Company’s common stock determined by dividing the sum of the purchase price per share plus accrued dividends by an initial conversion price of $1.45 per share, subject to adjustment. The holders of the Series C Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series C Preferred Stock are convertible. These shares were initially convertible into 6,001,119 shares of the Company’s common stock.

Each share of Series C Preferred Stock is convertible at any time at the option of the holder thereof into shares of common stock. The number of shares of common stock into which the Series C Preferred Stock is convertible is equal to (i) the original purchase price per share of $100.00 plus all accrued and unpaid dividends divided by (ii) a conversion price of $1.45, subject to adjustments for stock splits and combinations, dividends and distributions, reclassifications, exchanges or substitutions, mergers or reorganizations, and similar events. The Company evaluated the conversion feature and determined that it did not have to be recorded as a liability. To the extent that at any time sufficient shares of common stock are not available for the purpose of effecting the conversion of Series C Preferred Stock, a holder of Series C Preferred Stock may elect to require the Company to redeem such holder’s shares of Series C Preferred Stock (but only to the extent sufficient shares of common stock are not available). As the average market price for the period outstanding was less than the conversion price, there is no beneficial conversion feature recorded for the Series C Preferred Stock.

The Series C Preferred Stock contains a compounding, cumulative 11.66% per annum paid-in-kind dividend payable upon conversion of the Series C Preferred Stock. The dividends accrue daily. Following January 28, 2015, the dividend will no longer accrue unless declared by the Board of Directors of the Company. Through January 28, 2015, the Series C Preferred stock will receive paid-in-kind dividends that will result in those shares being convertible into an additional 3,508,499 shares of our common stock. No cash dividends are payable unless cash dividends are declared on common shares.

In the event of a liquidation, dissolution or winding up of our company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (1) $100.00 per share of Series C Preferred Stock plus all accrued but unpaid dividends on the Series C Preferred Stock, and (2) the amount payable with respect to such shares of Series C Preferred Stock as if they had been converted into common stock. The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at December 31, 2010 is approximately $7,291 based on the market price of the Company’s common stock on December 31, 2010.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

At any time after the earlier of the holders of the Series C Stock notifying the Company of their election to require the redemption of the Series C Stock or the eighth anniversary of the issuance date of the Series C Stock, the holders of a majority of the then outstanding shares of Series C Stock shall have the right to require the Company to redeem such shares of Series C Stock for cash at a price per share equal to the original purchase price of $100.00 plus all accrued and unpaid dividends.

In the event of a change of control, each holder of Series C Stock shall have the right to require the Company to redeem such holder’s shares for cash at a price per share equal to the greater of the (i) the fair market value per share valued as of the date of change of control determined on an as-converted to common stock basis and (ii) the original purchase price of $100.00 plus all accrued and unpaid dividends. The amount payable to the Series C stockholders calculated in accordance with the provisions of item (ii) of this paragraph at December 31, 2010 would have been approximately $11,412 based on the market price of the Company’s common stock on that date.

The redemption value of the Series C Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are exercised, at December 31 of each of the succeeding five year periods and at the fifth anniversary of the Agreement is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2010	$8,810	6,075,862
2011	$9,834	6,781,901
2012	$10,976	7,570,243
2013	$12,253	8,450,223
2014	$13,672	9,429,027
January 28, 2015	$13,789	9,509,618

(11) STOCKHOLDERS’ EQUITY

Since its inception, the Company has issued warrants to purchase common stock only in connection with certain debt and equity financings.

Warrant activity during the periods indicated is as follows:

	NUMBER OF WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2007	105,382	$3.79
Issued	—	—
Exercised	—	—
Cancelled	(5,382)	$21.98

Outstanding at December 31, 2008	100,000	$2.81
Issued	—	—
Exercised	—	—
Cancelled	—	—

Balance at December 31, 2009	100,000	$2.81
Issued	—	—
Exercised	—	—
Cancelled	(100,000)	$2.81

Balance at December 31, 2010	—	$—

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The weighted average contractual life of warrants outstanding at December 31, 2009 was 0.33 years. There are no warrants outstanding at December 31, 2010.

(12) STOCK PLANS

In May 2005, the Company adopted the 2005 Stock Award and Incentive Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4,100,000 shares of the Company’s common stock since the Company’s inception. All remaining available shares under the Company’s prior stock option plans became available under the 2005 Plan upon its adoption. In addition, the 2005 Plan, when adopted, authorized 1,087,500 new shares of common stock for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, non-restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000. At the Annual Meeting of Stockholders held on June 10, 2009, the 2005 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. At the Annual Meeting of Stockholders held on November 18, 2010, the 2005 Plan was amended to increase the number of shares available for grant by an additional 5,955,109 shares. The 2009 amendment also makes clear that under the 2005 Plan the Company may not reprice stock options or stock appreciation rights without shareholder approval.

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2007	2,894,924	$2.57
Issued	786,500	$2.21
Exercised	(86,742)	$1.34
Cancelled	(232,466)	$3.32

Outstanding at December 31, 2008	3,362,216	$2.47
Issued	519,230	$1.05
Exercised	(20,000)	$0.79
Cancelled	(243,084)	$4.48

Outstanding at December 31, 2009	3,618,362	$2.12
Issued	1,600,000	$1.27
Exercised	(51,334)	$1.38
Cancelled	(764,481)	$1.92

Outstanding at December 31, 2010	4,402,547	$1.25	6.86	$189

Exercisable at December 31, 2010	2,518,557	$2.04	4.90	$59

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2010. During the years ended December 31, 2008, 2009 and 2010, the aggregate

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

intrinsic value of options exercised under the Company’s stock option plans was $88, $4 and $33, respectively, determined as of the date of exercise. Cash received from option exercises for the years ended December 31, 2008, 2009 and 2010 was $116, $16 and $71, respectively.

In addition, the Company granted restricted shares under the 2005 Plan during the years ended December 31, 2008, 2009 and 2010. The Company also granted restricted shares out of treasury, and not under the 2005 Plan, to David Price, our Chief Financial Officer, during the year ended December 31, 2010. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2007	343,667	$2.92
Granted under 2005 Plan	95,904	$2.55
Granted from treasury shares	—	—
Vested	(158,215)	$2.83
Cancelled	(10,800)	$2.88

Non-vested at December 31, 2008	270,556	$2.82
Granted under 2005 Plan	228,462	$1.10
Granted from treasury shares	—	—
Vested	(329,332)	$1.71
Cancelled	—	—

Non-vested at December 31, 2009	169,686	$2.47
Granted under 2005 Plan	1,851,222	$1.07
Granted from treasury shares	675,000	$1.42
Vested	(141,991)	$1.86
Cancelled	(57,142)	$2.90

Non-vested at December 31, 2010	2,496,775	$1.18	$2,996

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at December 31, 2010. During the year ended December 31, 2010, the aggregate intrinsic value of shares vested was $193, determined based on the market price of the Company’s common stock on the respective vesting date.

As of December 31, 2010, there was $1,827 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted average period of 1.01 years. In addition, there was $719 of total unrecognized compensation related to nonvested shares granted from treasury which will be recognized over a weighted average period of 1.38 years.

At December 31, 2010, 4,691,553 shares are available for grant under the Company’s 2005 Plan.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(13) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, Rockville, Maryland, Bellevue, Washington and Redwood City, California for its primary offices. Rent expense totaled $1,058, $1,202 and $1,333 for the years ended December 31, 2008, 2009 and 2010, respectively.

Future minimum payments under these operating leases as of December 31, 2010 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2011	$1,439
2012	1,183
2013	794
2014	504
2015	338
Thereafter	—

Total	$4,258

(14) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2010:

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Year Ended December 31, 2009
Net revenues	$4,235	$4,567	$5,242	$5,130
Gross profit	$3,084	$3,386	$4,095	$3,956
Income (loss) from operations	$(987)	$(292)	$451	$253
Net income (loss)	$(1,097)	$(383)	$360	$170
Net income (loss) per share—basic (i)	$(0.04)	$(0.01)	$0.01	$0.01
Net income (loss) per share—diluted (i)	$(0.04)	$(0.01)	$0.01	$0.01
Weighted average shares outstanding—basic	26,659	26,759	26,775	26,848
Weighted average shares outstanding—diluted	26,659	26,759	27,437	27,264
Year Ended December 31, 2010
Net revenues	$4,366	$5,020	$5,158	$4,924
Gross profit	$2,936	$2,988	$2,914	$2,803
Loss from operations	$(879)	$(1,245)	$(1,699)	$(3,124)
Net loss to common stockholders	$(1,189)	$(1,694)	$(2,129)	$(3,637)
Net loss to common stockholders per share—basic (i)	$(0.04)	$(0.06)	$(0.08)	$(0.13)
Net loss to common stockholders per share—diluted (i)	$(0.04)	$(0.06)	$(0.08)	$(0.13)
Weighted average shares outstanding—basic	26,874	26,942	26,972	27,110
Weighted average shares outstanding—diluted	26,874	26,942	26,972	27,110

(i)	Net loss to common stockholders per share data is computed independently for each of the periods presented; therefore the sum of the loss per share amounts for the quarters may not equal the total for the year.