Form 10-K/A
period 2010-12-31
EDGAR ONLINE INC
filed 2011-05-02
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File No. 001-32194

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1447017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike, Rockville, MD	20852
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code:

(301) 287-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Preferred Share Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

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

As of March 31, 2011, there were 29,289,612 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 14, 2011, EDGAR Online, Inc. (“Company,” “we,” “us,” “our” and “EDGAR Online”) filed its Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Company intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2011 annual meeting of stockholders, which the Company expected to file no later than May 2, 2011. Because the definitive proxy statement will not be filed by that date, the Company is filing this Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

i

-i-

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Directors

Certain information about each of our eight current directors is set forth below. This information sets forth the experience, qualifications, attributes and skills that (where applicable) led the Nominating Committee to recommend these candidates for nomination and the Board of Directors to conclude that these nominees should serve as members of our Board of Directors. Mr. Feinstein will no longer be a member of the Board of Directors effective May 12, 2011.

Name	Age	Position	Director Since
Robert J. Farrell	47	President, Chief Executive Officer and Director	2011
John M. Connolly (1)	59	Chairman of the Board	2010
Mark Maged (2)	79	Lead Independent Director	1999
Alfred R. Berkeley (4)	65	Director	2010
Richard L. Feinstein (4)	67	Director	2003
William J. O’Neill Jr. (3) (4)	68	Director	2007
Barry Schuler (2) (3) (5)	57	Director	2010
Jeffrey Schwartz (1) (2) (3)	46	Director	2010

(1)	Messrs. Connolly and Schwartz were elected to the Board in accordance with the terms of the Series B Preferred Stock Purchase Agreement, dated as of January 28, 2010, by and between the Company and Bain Capital Venture Integral Investors, LLC.
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee
(4)	Member of the Audit Committee
(5)	Mr. Schuler was elected to the Board by the holders of the Company’s Series C Preferred Stock, in accordance with the terms of that series.

Robert J. Farrell has been a member of the Board of Directors since March 28, 2011 when he joined the Company as its President and Chief Executive Officer. Prior to joining the Company, since 2002, Mr. Farrell was Chairman and CEO of Metastorm, a global provider of Business Process Management software and solutions, which was acquired by Open Text (NASDAQ: OTEX) prior to his departure. From 2001 to 2002, Mr. Farrell was President of Americas for Mercator Software, a NASDAQ-listed provider of Enterprise Application Integration software. Prior to that, Mr. Farrell was Chief Operating Officer at LeadingSide, where he led day-to-day operations for the global provider of knowledge-driven information retrieval, and he also served as Executive Vice President of International Operations at Computer Horizons (NASDAQ: CHRZ), a worldwide provider of IT services and solutions to Fortune 1000 and government organizations. Earlier in his career, Mr. Farrell held positions at several large organizations including E. F. Hutton, American Express and Grumman Data Systems.

John M. Connolly has been a member of the Board of Directors since January 2010 became Chairman in March 2011 and served as our Interim President and Chief Executive Officer from September 2011 through March 2011. He is currently serving as Interim President and Chief Executive Officer of The Princeton Review, Inc. (NASDAQ: REVU), a leading provider of test preparation, educational support services and online career education services. He is also a Managing Director and Operating Partner of Bain Capital Ventures, the Boston-based venture capital affiliate of Bain Capital, a private investment firm. Prior to joining Bain Capital Ventures in 2009, Mr. Connolly was President, Chief Executive Officer, and Chairman of M|C Communications, a company that is the leading provider of continuing medical education in the United States. Prior to M|C, from 2004 through March 2007, Mr. Connolly was President and Chief Executive Officer of Institutional Shareholder

Services (“ISS”), a subsidiary of RiskMetrics, which provides proxy voting, corporate governance, compliance, and risk management solutions. Mr. Connolly received his B.A. from St. Norbert College and also his Executive Education Degree from the Executive Education Program at INSEAD which is located in Fontainebleau, France.

Mark Maged has been a member of the Board of Directors since March 1999, served as Chairman of the Board from July 2007 through March 2011 and most recently, on March 28, 2011, became our Lead Independent Director. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the U.S. and internationally. Earlier in his career he was Chief Executive of Schroders, Incorporated, the U.S. arm of the international merchant bank, Schroders Plc. and also a member of the Board and Group Management Committee of Schroders Plc. He has also served as Chairman of the Board of Trustees of the Graduate and Undergraduate Business Schools of New York University, the Board of Directors of the American Women’s Economic Development Corporation and the Visiting Committee of the Russian Research Center of Harvard University. Mr. Maged received a B.S.S. from the College of the City of New York and an M.A. and L.L.B. from Harvard University.

Alfred R. Berkeley, III has served as a member of our Board of Directors since 2010. He is currently the Chairman of Pipeline Financial Group, Inc., the parent of Pipeline Trading Systems, L.L.C., an equity trading brokerage service. Prior to that, he was Vice Chairman of The NASDAQ Stock Market, Inc. from July 2000 through July 2003 and President from 1996 until 2000. Mr. Berkeley was the Chairman of XBRL US, the non-profit organization established to set data standards for the modernization of the SEC’s EDGAR reporting system, until 2008 and is now on its Board of Directors. He is also currently a director of RealPage, Inc. (NASDAQ: RP), a leading provider of on demand (also referred to as Software-as-a-Service or SaaS) products and services to apartment communities and single family rentals across the United States. He is also currently a director of ACI Worldwide, Inc. (NASDAQ: ACIW), a payment services software company, a position he has held since 2008. In addition, Mr. Berkeley is a director of Fortegra Financial Corporation, an insurance services company that provides distribution and administration services and insurance-related products to insurance companies, insurance brokers and agents and other financial services companies in the United States. Mr. Berkeley is also the Vice Chairman of the President’s National Infrastructure Advisory Council and from 2003 to 2009, served as Vice Chairman of the Nomination Evaluation Committee for the National Medal of Technology and Innovation which makes candidate recommendations to the Secretary of Commerce. Mr. Berkeley also has served as a director of Webex Communications, Inc., which was acquired by Cisco Systems, Inc. (NASDAQ: CSCO) in May 2007; as a director of Kintera, Inc. until May 2008, when it was acquired by Blackbaud, Inc. (NASDAQ: BLKB); and as a director of the National Research Exchange, Inc., a registered broker dealer, until it ceased operations in December 2007. Mr. Berkeley received a B.A. from the University of Virginia and an M.B.A. from the Wharton School at the University of Pennsylvania.

Richard L. Feinstein has been a member of the Board of Directors since April 2003. Mr. Feinstein, a retired partner of KPMG LLP, is currently a private consultant providing management and financial advice to clients in a variety of industries. From April 2004 to December 2004, Mr. Feinstein, as a consultant, served as Chief Financial Officer for Image Technology Laboratories, Inc. (OTCBB: IMTL) a developer and provider of radiological imaging, archiving and communications systems. From December 1997 to October 2002, Mr. Feinstein was a Senior Vice President and Chief Financial Officer for The Major Automotive Companies, Inc. (Pink Sheets: MJRC.PK), formerly a diversified holding company, but now engaged solely in retail automotive dealership operations. Since September 2009, Mr. Feinstein has served on the Board and as Chief Financial Officer of USA Fitness Corps, a startup not-for-profit organization, engaged in fighting childhood obesity through physical fitness and nutrition education, coached, mentored and trained by returning military veterans. Beginning in February 2010, Mr. Feinstein has served on the Board (Chair of the Audit Committee) of ‘mktg, inc.’ (OTCBB: CMKG), an integrated sales promotional and marketing services company. Since August 2010, as a consultant, Mr. Feinstein has served as Senior Vice President-Finance and Chief Financial Officer of Ameritrans Capital Corporation (Nasdaq: AMTC), a business development company (BDC), and its wholly-owned subsidiary, Elk Associates Funding Corporation, an SBA lender. Mr. Feinstein, a certified public accountant, received a B.B.A. degree from Pace University.

William J. O’Neill, Jr. has been a member of the Board of Directors since June 2007. He is currently the Dean of the Sawyer Business School at Suffolk University in Boston, Massachusetts. Prior to this appointment, Mr. O’Neill spent thirty years (1969-1999) with the Polaroid Corporation where he held the positions of Executive Vice President of the Corporation, President of Corporate Business Development and Chief Financial Officer. Mr. O’Neill was also previously a Senior Financial Analyst at Ford Motor Company. Mr. O’Neill was a Trustee at the Dana Farber Cancer Institute and is currently a member of the Massachusetts Bar Association as well as a member of the Board of Directors of the Greater Boston Chamber of Commerce. Mr. O’Neill is Chairman of the Board of AdvanSource Biomaterials (AMEX: ASB) and has been a director there since 2004. Mr. O’Neill is currently a director of Concord Camera Corp. (NASDAQ: LENS). He is also a Life Trustee of the New England Aquarium. Mr. O’Neill earned a B.A. at Boston College in mathematics, an M.B.A. in finance from Wayne State University and a J.D. from Suffolk University Law School.

Barry Schuler has been a member of the Board of Directors since November 2010. He is currently a Managing Director of DFJ Growth Fund (which he co-founded in 2006) and Chairman/Founder of Raydiance, Inc. a leading developer of ultrafast laser technology. He was formerly Chairman and CEO of America Online Inc. and served in a variety of senior executive positions between 1995 and 2003. Mr. Schuler currently serves on the boards of Synthetic Genomics, Good Technology, Raydiance, Inc., Hands on Mobile and UUSee. He is also Chairman of New Tech Network, the nation's most replicated public high school transformation model, a unit of KnowledgeWorks Foundation, where he also serves as a director. Mr. Schuler graduated with a B.A. from Rutgers University.

Jeffrey Schwartz has been a member of the Board of Directors since January 2010. Mr. Schwartz is a Founding Partner and Managing Director of Bain Capital Ventures, the Boston-based venture capital affiliate of Bain Capital, a private investment firm. Mr. Schwartz’s current and past portfolio company Board responsibilities include Appriss, Gamelogic, Nomis Solutions, Profitlogic (sold to Oracle Corporation (NASDAQ: ORCL)), Regulatory Data Corporation, Soleil Securities, Taleo (NASDAQ; TLEO), Thor Technologies (sold to Oracle Corporation (NASDAQ: ORCL)), LogicSource, and The Receivables Exchange. Prior to joining Bain Capital at the beginning of 2000, Mr. Schwartz was a portfolio manager at Wellington Management Company where he managed public equity funds. He also served in the Equity Capital Markets Group of Merrill Lynch. Mr. Schwartz serves on the Board of Noble and Greenough School and MetroLacrosse. He received a bachelor’s degree in economics from Dartmouth College and a M.B.A. from Harvard Business School.

Executive Officers

Name	Age	Position
Robert J. Farrell	47	President, Chief Executive Officer and Director
David J. Price	48	Chief Financial Officer
Diana Bourke	57	Chief Operations Officer
Stefan Chopin	52	Chief Technology Officer

Robert J. Farrell: Please see Mr. Farrell’s full biography under Directors, above.

David J. Price joined us as Chief Financial Officer on July 6, 2010. Prior to joining the Company, Mr. Price was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Assistant Secretary of Cornerstone Therapeutics, Inc. (NASDAQ: CRTX), a pharmaceutical company that specializes in the respiratory market. From April 2006 to September 2008, Mr. Price served as a Managing Director for Jefferies & Company, Inc, an investment banking firm, in the Specialty Pharmaceutical and Pharmaceutical Services investment banking practice. From September 2000 to March 2006, Mr. Price served as a Managing Director for Bear, Stearns & Co. Inc., an investment banking firm, in London and in New York. Prior to that, he worked in the auditing capacity at several prominent international accounting firms. Mr. Price holds a Bachelors of Science Honors Degree in Accounting and Financial Management from Lancaster University in the United Kingdom. He is also a member of the Institute of Chartered Accountants in England and Wales.

Diana Bourke joined us as Chief Operations Officer in March 2010. Prior to this appointment, Ms. Bourke was President and Chief Executive Officer of Inveshare Inc., formerly known as Swingvote Inc. Prior to joining Inveshare Inc., Ms. Bourke was the Executive Vice President and General Manager of Voting and Transaction Processing Services for ISS from 2004 to 2007. Before joining ISS in 2004, Ms. Bourke had over 25 years business experience with a focus on technology and operations in a variety of industries. Ms. Bourke is currently a Member of the Board of Trustees of Trudeau Institute, a research institute specializing in basic research regarding the human immune system with a special focus on tuberculosis, located in Saranac Lake, New York. Ms. Bourke holds a B.A. in Economics and Philosophy and graduated Summa Cum Laude, Phi Beta Kappa from the University of Notre Dame.

Stefan Chopin has been our Chief Technology Officer since February 2004. Mr. Chopin was previously the President of Pequot Group Inc., a technology development company for the financial services industry. From October 1998 to November 2001, Mr. Chopin was the Senior Vice President of Technology for iXL Enterprises, Inc., an e-business solutions provider.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and any person or entity who own more than 10% of a registered class of our Common Stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding Common Stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our executive officers and directors (except for Mr. Connolly and Mr. Schwartz who prepare their own filings) based on the information provided by them. Based solely on review of this information, we believe that, during 2010, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

Code of Ethics

We have adopted a written Code of Ethics (the “Code of Ethics”) that applies to our Chief Executive Officer and senior financial officers and a written Code of Conduct (the “Code of Conduct”) that applies to all our directors, officers and employees.

Copies of the Code of Ethics and the Code of Conduct are available on our web site at www.edgar-online.com and print copies are available to any stockholder that requests a copy. Any amendment to the Code of Ethics or the Code of Conduct or any waiver of the Code of Ethics or the Code of Conduct will be disclosed on our web site promptly following the date of such amendment or waiver.

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the accountants, the performance of the independent registered public accounting firm and the Company’s accounting practices. The members of the Audit Committee currently are Messrs. Berkeley, Feinstein, and O’Neill, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent.” The Audit Committee also includes at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with U.S. Securities and Exchange Commission (“SEC”) rules, including that the person meets the relevant definition of an “independent director.”

Richard L. Feinstein, the Chairman of the Audit Committee, is the independent director who has been determined by our Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Feinstein’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Feinstein any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. The Board of Directors has also determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. The Audit Committee held 6 meetings during 2010. On June 12, 2000, the Board of Directors adopted a charter for the Audit Committee. Subsequently, on March 23, 2004, the Board of Directors adopted an Amended and Restated Audit Committee Charter, a copy of which is available on our website at www.edgar-online.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2008, 2009 and 2010 by our principal executive officer, principal financial officer and our two other executive officers (collectively, the “Named Executive Officers”). Mr. Moyer resigned from the Company effective September 30, 2010. Mr. Connolly commenced his interim service as of that date.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
John M. Connolly	2010	—	—		$661,981	—	—		$661,981
Interim President and Chief Executive Officer
David J. Price	2010	$122,275	$36,667	(4)	$958,500	$—	$47,546	(5)	$1,164,988
Chief Financial Officer (3)
Diana Bourke	2010	$185,577	$—		$—	$623,200	$5,567	(7)	$814,344
Chief Operations Officer(6)
Stefan Chopin	2008	$292,000	$25,000	(8)	$25,920	$36,300	$24,900	(9)	$404,120
Chief Technology Officer	2009	$277,400	$23,500	(10)	$30,300	$19,600	$11,190	(9)	$361,990
	2010	$262,800	$50,000	(11)	$—	$—	$5,379	(7)	$318,179
Philip D. Moyer	2008	$335,000	$50,000	(8)	$—	$220,500	$53,716	(12)	$659,216
President and Chief Executive Officer	2009	$297,180	$79,500	(10)	$101,000	$67,000	$49,490	(12)	$594,170
	2010	$205,957	$110,000	(11)	$—	$—	$151,398	(12)	$467,355

(1)	The amounts shown represent the grant date fair value of the restricted shares (and in the case of Mr. Moyer, shares issued in 2009 without restriction) awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2010 for the assumptions used in such calculations.
(2)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2010 for the assumptions used in such calculations.
(3)	Mr. Price joined the Company on July 6, 2010.
(4)	The amount shown represents amounts paid in 2010 related to a signing bonus given to the Named Executive Officer pursuant to his employment agreement.
(5)	The amount shown represents amounts paid in 2010 related to relocation expense reimbursement granted to the Named Executive Officer pursuant to his employment agreement.
(6)	Ms. Bourke joined the Company on March 24, 2010.

(7)	The amounts shown represent, for the Named Executive Officers, matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such Named Executive Officer.
(8)	The amounts shown represent amounts paid in 2008 related to bonuses accrued in 2007.
(9)	The amounts shown represent, for the Named Executive Officer: (i) a commutation allowance; and (ii) matching contributions made by the Company to the Named Executive Officer pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for the Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by the Named Executive Officer.
(10)	The amounts shown represent amounts paid in 2009 related to bonuses accrued in 2008.
(11)	The amounts shown represent amounts paid in 2010 related to bonuses accrued in 2009. In 2011, certain of the Named Executive Officers received bonuses accrued in 2010. Mr. Price, Ms. Bourke and Mr. Chopin received $100,000, $65,000 and $25,000, respectively.
(12)	The amounts shown represent, for the Named Executive Officer: (i) matching contributions made by the Company to the Named Executive Officer pursuant to the Company’s 401(k) Savings Plan of $6,900, $2,407 and $4,119 for 2008, 2009 and 2010, respectively; (ii) rent expense relating to a Company provided apartment in New York City of $46,816, $47,083 and $32,210 for 2008, 2009 and 2010, respectively, and (iii) $115,069 in 2010 related to income taxes paid by the Named Executive Officer with respect to income recognized by him in connection with the provision of a corporate apartment for the years 2007 through 2009, in accordance with the Company’s determination that such amounts are appropriately characterized as a perquisite and thus shown as compensation under “All Other Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the exercise and holdings of previously awarded equity grants outstanding as of December 31, 2010.

Name	Option Awards				Share Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (2)
John M. Connolly	—	—	—	—	558,541	(3)	$670,249
David J. Price	—	—	—	—	675,000	(4)	$810,000
Stefan Chopin	33,333	—	$1.72	2/18/14	—		—
	2,500	—	$0.95	6/17/14	—		—
	33,333	—	$1.32	1/31/15	—		—
	75,000	—	$1.92	1/11/16	—		—
	75,000	—	$3.01	2/8/16	—		—
	20,000	10,000	$1.76	6/23/18	—		—
	8,334	16,666	$1.01	2/2/19	—		—
	1,667	3,333	$0.86	3/16/19	—		—
Diana Bourke	—	260,000	$2.00	5/4/20	—		—
	—	300,000	$1.11	11/18/20	—		—
Philip D. Moyer	33,333	—	$2.88	1/16/18	—		—
	66,667	—	$1.76	6/23/18	—		—
	33,334	—	$1.01	2/2/19	—		—

(1)	All options vest at a rate of 33 1/3% per year over the first three years of the ten-year option term.
(2)	Amount calculated based on $1.20, the closing price of our Common Stock on December 31, 2010.
(3)	Restricted shares vest at a rate of 16 2/3% per month over the first six months after the date of grant.
(4)	Restricted shares vest at a rate of 33 1/3% per year over the first three years after the date of grant.

Option Exercises and Stock Vested

The following table shows information for 2010 regarding the exercise of stock options and vesting of restricted stock.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
John M. Connolly	—	—	—	—
David J. Price	—	—	—	—
Stefan Chopin	—	—	4,500	$5,625
Diana Bourke	—	—	—	—
Philip D. Moyer	—	—	33,334	$61,050

(1)	Amount represents the market price of our Common Stock on the day of vesting.

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

David J. Price

On June 25, 2010 we entered into an Employment Agreement with David Price to serve as our Chief Financial Officer. On July 6, 2010, the day Mr. Price commenced his service with the Company, we entered into a Restricted Stock Grant Agreement with him pursuant to which he received 675,000 restricted shares of the Company’s common stock as an inducement grant under the NASDAQ rules and not under the Company’s 2005 Stock Award and Incentive Plan, as amended. The restricted shares vest in equal installments on the first three anniversaries of such date.

Mr. Price’s Employment Agreement provides that if the Company terminates him for cause he will only be entitled to his earned but unpaid accrued salary and benefits. “Cause” under Mr. Price’s Employment Agreement, means: (a) the failure by Mr. Price to meet performance objectives or perform material responsibilities set for his position by the Board and CEO, except to the extent Mr. Price becomes totally medically disabled and cannot substantially perform the essential functions of his duties, with or without reasonable accommodation (b) Mr. Price fails or refuses to carry out the reasonable and lawful directions of the Board concerning duties or actions consistent with his position; (c) Mr. Price engages in any conduct constituting fraud, embezzlement, misappropriation of funds or breach of fiduciary duty; (d) Mr. Price engages in any conduct resulting in substantial loss to the Company or substantial damage to the Company’s reputation; (e) Mr. Price materially violates any reasonable rules, regulations, policies, directions or restrictions of the Company regarding employee conduct; or (f) Mr. Price is grossly negligent in the performance of his duties.

Mr. Price’s compensation pursuant to the Employment Agreement includes an annual base salary of at least $250,000, a $125,000 bonus opportunity based on his annual performance in the first year of his employment, a one-time $40,000 signing bonus payable across six (6) months, and reimbursement of up to $60,000 in relocation expenses. Mr. Price also received 675,000 restricted shares pursuant to the Restricted Stock Grant Agreement referenced above.

Mr. Price’s employment continues until terminated and contains customary termination provisions for disability, death and cause as described above. In addition, the Company may terminate Mr. Price’s employment without Cause and Mr. Price may resign his employment for Good Reason. In the case of a termination without Cause or a resignation for Good Reason, Mr. Price will be entitled to receive six (6) months base salary as severance pay, a prorated share of his bonus during such period and the continued vesting of all stock options and restricted stock awards that are not performance based according to their predefined schedule (in an amount equivalent to six (6) months of monthly vesting) over the six (6) month period following the date of such termination which will then remain exercisable for the remainder of the term of such stock option.

Mr. Price is entitled to terminate the Agreement for “good reason” in the event of the relocation of the Company’s place of business at which Mr. Price is principally located to a location that is greater than 90 miles commuting distance after Mr. Price establishes his relocation residency or there is a significant reduction in Mr. Price’s duties, responsibilities, or position.

In the event of a Change of Control of the Company, Mr. Price’s stock options and other stock awards immediately vest and remain exercisable for the remainder of the original term of each stock option. In addition, in the event of a Change of Control of the Company in connection with which Mr. Price’s employment is terminated without Cause or he resigns for Good Reason, Mr. Price shall receive six (6) months base salary.

For purposes of Mr. Price’s Agreement, “Change of Control” means: (a) the acquisition of 50% or more of the Company’s outstanding common stock or the Company’s voting securities; (b) the sale of all or substantially all of the assets of the Company, other than to a subsidiary of the Company, which is approved by the Company’s stockholders; or (c) the reorganization, merger or consolidation of the Company into another entity, which is approved by the Company’s stockholders.

The following chart details the severance benefits that would be received by Mr. Price according to his contract if the severance event occurred on December 31, 2010.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2010	Death on December 31, 2010	Disability on December 31, 2010	Termination without “cause” or for “good reason” on December 31, 2010		“Change of Control” on December 31, 2010		Non-Renewal on December 31, 2010
Restricted Stock	—	—	—	$135,000	(2)	$675,000	(3)	—
Stock Options	—	—	—	—		—		—
Cash Severance	—	—	—	$187,500		$125,000		—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Price prior to December 31, 2010, in accordance with normal payroll procedures.
(2)	Assumes continued vesting for six months of 112,500 shares of restricted stock grants at $1.20, the closing price of our Common Stock on December 31, 2010.
(3)	Assumes vesting of all unvested restricted stock grants at $1.20, the closing price of our Common Stock on December 31, 2010.

Philip D. Moyer

On April 9, 2007 we entered into an employment agreement with Philip D. Moyer to serve as our President and on July 30, 2007 he became Chief Executive Officer. On December 10, 2008, we amended Mr. Moyer’s employment agreement to allow Mr. Moyer’s stock options and restricted stock grants, upon certain events which terminate his Agreement, including death and disability, to immediately vest and remain exercisable for the period of the lesser of the original term of the stock option or five years. Mr. Moyer resigned effective September 30, 2010 (the “Resignation Date”) and on October 13, 2010, we signed a separation of employment and general release agreement with Mr. Moyer. Per this agreement, Mr. Moyer provided certain advisory and consulting services to the Company until March 31, 2011 at a fee of sixteen thousand five hundred dollars ($16,500) per month. In addition, Mr. Moyer’s unvested stock options and restricted shares of the Company’s stock terminated and were forfeited as of the Resignation Date and his vested stock options remain exercisable for a period of twelve (12) months following the Resignation Date. Mr. Moyer currently has outstanding options to purchase 133,334 shares of our common stock. The value of these outstanding options, based on the closing price of our common stock at March 30, 2011, was $174,668.

Mr. Moyer’s separation agreement binds him to the non-compete, non-solicit and non-servicing obligations set forth in a letter agreement between Mr. Moyer and the Company, dated April 9, 2007, for a period of twelve (12) months from the Resignation Date. It also clarifies that, for such period, Mr. Moyer may not participate in any manner in any effort to “reverse engineer,” recreate or otherwise create an alternative to any product or service offering of the Registrant or UBmatrix, Inc. or any business that competes with the filings, software and data businesses of the Registrant or UBmatrix, Inc. Also, for a period of twenty-four (24) months from the Resignation Date, Mr. Moyer is prohibited from being employed by or consulting to the XBRL filings business of the entities listed on Schedule 5(b) to the Agreement.

In connection with the separation agreement, both the Company and Mr. Moyer executed a Mutual Release releasing each other of all known and unknown claims up until the date of such Release.

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

The following chart details the severance benefits that would be received by Mr. Chopin according to his contract if the severance event occurred on December 31, 2010.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2010	Death on December 31, 2010	Disability on December 31, 2010	Termination without “cause” on December 31, 2010		“Change of Control” on December 31, 2010		Non-Renewal on December 31, 2010
Restricted Stock	—	—	—	—		—		—
Stock Options	—	—	—	$7,075	(2)	$7,075	(2)	—
Cash Severance	—	—	—	$292,000	(3)	—		—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Chopin prior to December 31, 2010, in accordance with normal payroll procedures.
(2)	Assumes immediate vesting of all options as well as the exercise of options with an exercise price exceeding $1.20 per share, the closing price of our Common Stock on December 31, 2010.
(3)	Amount payable in pro-rata bi-monthly payments over 12 months following termination.

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

Cash Compensation Paid to Board Members

For 2010, members of the Board who are not employees of the Company are entitled to receive an annual cash retainer of $10,000. Directors are also eligible to receive $5,000 per year for serving on each of the Audit Committee and the Compensation Committee. The Chairman of the Audit Committee and the Chairman of the Compensation Committee are also eligible to receive additional compensation $7,500 and $2,500, respectively.

The Chairman of the Board’s compensation was set at $50,000 per year and he was also granted 42,017 shares of restricted stock which vest in three equal installments over three years. Directors who are employees of the Company receive no compensation for their service as directors. Cash compensation is paid to members of the Board on a quarterly basis.

Stock Options

Directors are currently eligible to receive stock options every three years under the 2005 Plan, which replaced the 1996 Stock Option Plan (the “1996 Plan”), the 1999 Stock Option Plan (the “1999 Plan”) and the 1999 Outside Directors’ Stock Option Plan (the “1999 Directors Plan”). Each new non-employee director is granted, at the time of his or her appointment and on each third anniversary thereafter, a nonstatutory option to purchase 15,000 shares of Common Stock. The exercise price of each of these options is equal to the fair market value of Common Stock on the date of grant. These options vest equally over a three-year period. The table below summarizes the options and restricted stock granted to directors for the year ended December 31, 2010.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Number of Securities Underlying Restricted Stock Grants (#)	Exercise or Base Price of Awards (1)	Grant Date Fair Value
John M. Connolly	11/5/10	—	300,000	$1.25	$375,000	(2)
	11/18/10	—	258,541	$1.11	$286,981	(2)
Mark Maged	11/2/10	—	42,017	$1.19	$50,000	(3)

(1)	The amounts shown represent the closing market value of our Common Stock on the date of grant.
(2)	The amounts shown represent the total grant date fair value determined by the closing market value of our Common Stock on the date of grant of the restricted shares awarded to the Director. This expense is being recognized over a six-month vesting term. The restricted stock granted represents compensation for Mr. Connolly’s service to the Company as its Interim President and Chief Executive Officer.
(3)	The amounts shown represent the total grant date fair value determined by the closing market value of our Common Stock on the date of grant of the restricted shares awarded to the Director. This expense is being recognized over a three-year vesting term.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2010.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)		Option Awards ($) (3)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation ($)	Total ($)
Mark Maged	$25,000	$50,000		—	—	—	—	$75,000
Alfred R. Berkeley, III	—	—		—	—	—	—	—
John M. Connolly	—	$661,981	(4)	—	—	—	—	$661,981
Elisabeth DeMarse	$21,667	—		—	—	—	—	$21,667
Richard L. Feinstein	$22,500	—		—	—	—	—	$22,500
Douglas K. Mellinger	$15,000	—		—	—	—	—	$15,000
William J. O’Neill, Jr.	$22,500	—		—	—	—	—	$22,500
Barry Schuler	—	—		—	—	—	—	—
Jeffrey Schwartz	—	—		—	—	—	—	—

(1)	Philip D. Moyer, who served until September 30, 2010 as the Company’s President and Chief Executive Officer and a member of the Board, is not included in this table as he received no compensation for his services as a director. The compensation he received is shown in the Summary Compensation Table.
(2)	The amounts shown represent the grant date fair value of the restricted shares awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2010 for the assumptions used in such calculations.

(3)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2010 for the assumptions used in such calculations.
(4)	Awards received as compensation for serving as our Interim President and Chief Executive Officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2011 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of our Common Stock owned by them.

Name of Beneficial Owner	Number of Shares (1)	Percent of Shares Owned
Executive Officers and Directors:
Philip D. Moyer (2)	655,720	2.2%
John M. Connolly (3)	558,541	1.9%
Robert J. Farrell (4)	—	*
David J. Price (5)	—	*
Stefan Chopin (6)	598,963	2.0%
Diana Bourke (7)	86,667	*
Alfred R. Berkeley	—	*
Elizabeth DeMarse (8)	55,000	*
Richard L. Feinstein (9)	73,440	*
Mark Maged (10)	223,789	*
Douglas K. Mellinger (11)	35,000	*
William J. O’Neill, Jr. (12)	48,440	*
Barry Schuler (13)	1,133,607	3.8%
Jeffrey Schwartz	—	*
All executive officers and directors as a group (14 persons)	3,469,167	11.0%
Other 5% Stockholders:
Dawson-Herman Capital Management (14) 354 Pequot Avenue Southport, CT 06890	2,132,403	7.3%
Theodore L. Cross (15) c/o John W. Halloran 231 Mineola Blvd., Mineola, NY 11501	2,036,100	7.0%
Timothy Draper (16) Draper Fisher Jurvetson 2822 Sand Hill Road, Suite 150 Menlo Park, CA 94025	5,684,331	16.8%
Bain Capital Venture Fund 2009, L.P. (17) 116 West 23rd Street, Suite 500 New York, NY 10011	11,653,790	28.4%

*	Less than 1%.
(1)	Shares of Common Stock underlying options currently exercisable or exercisable within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 133,334 shares issuable upon exercise of options exercisable within 60 days.
(3)	Includes 558,541 shares issuable upon restricted stock vesting within 60 days.
(4)	Does not include 3,448,310 shares issuable upon restricted stock vesting after 60 days.
(5)	Does not include 675,000 shares issuable upon restricted stock vesting after 60 days.
(6)	Includes shares owned jointly with Barbara Chopin, his wife, and 249,167 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 86,667 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes 55,000 shares issuable upon exercise of options exercisable within 60 days.
(9)	Includes 73,440 shares issuable upon exercise of options exercisable within 60 days.
(10)	Includes 84,850 shares issuable upon exercise of options exercisable within 60 days. Does not include 67,657 shares of restricted stock issuable on vesting after 60 days.
(11)	Includes 35,000 shares issuable upon exercise of options exercisable within 60 days.
(12)	Includes 48,440 shares issuable upon exercise of options exercisable within 60 days.
(13)	Includes 247,480 shares of common stock and 886,127 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock owned by The Meteor Group, LLC, of which Mr. Schuler is the managing member.
(14)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 14, 2011.
(15)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 11, 2011.
(16)	Reflects amount derived from such person’s Schedule 13G, as filed with the SEC on February 22, 2011. Mr. Draper has shared voting and dispositive power over these shares by virtue of his role as a managing director of Draper Fisher Jurvetson Fund VIII, L.P. (“Fund VIII”), Draper Fisher Jurvetson Fund VIII Partners, L.P. (“Fund VIII Partners”) and DFJ Fund VIII, Ltd. (“Fund VIII, Ltd.”), and as managing member of Draper Fisher Jurvetson Partners VIII, L.L.C. (“Partners VIII, LLC”), and as the President and a minority shareholder of Draper Associates, Inc., which is the general partner of Draper Associates, L.P. (“Associates”). Fund VIII, Fund VIII Partners and Fund VIII, Ltd. have shared voting and dispositive power over a total of 5,116,275 shares of common stock beneficially owned by Fund VIII. Partners VIII, LLC is the beneficial owner of 113,496 shares of common stock. Associates is the beneficial owner of 454,560 shares of common stock. John H.N. Fisher and Steven T. Jurvetson also have shared voting and dispositive power over the shares beneficially owned by Fund VIII and Partners VIII, LLC by virtue of their roles as managing directors of Fund VIII, Fund VIII Partners and Fund VIII, Ltd. and as managing members of Partners VIII LLC.
(17)	Reflects amount derived from such entity’s Schedule 13G, as filed with the SEC on February 14, 2011. Bain Capital Venture Fund 2009, L.P. (“BCVF”) has sole voting and dispositive power over these shares. Bain Capital Venture Partners 2009, L.P. (“BVP”), is the sole general partner of BCVF, and Bain Capital Venture Investors, LLC (“BCVI”) is the sole general partner of BVP. BCVI is attorney-in-fact of Bain Capital Investors, LLC (“BCI”), which is the managing partner of each of BCIP Venture Associates (“BCIP”) and BCIP Venture Associates III-B (“BCIP-B”). BCIP and BCIP-B are the beneficial owners of 303,883 and 79,559 shares of common stock, respectively. These shares are not included in the number of shares beneficially owned by BCVF.

Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	6,899,322	(1)	$1.10	4,691,553	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	6,899,322	(1)	$1.10	4,691,553	(2)

(1)	Includes 27,500 options issued and outstanding in the 1996 Plan with a weighted average exercise price of $1.10 per share, 813,666 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $1.68 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.59 per share, 3,516,381 shares outstanding under the 2005 Plan with a weighted average exercise price of $1.75 per share, and 2,496,775 unvested shares of restricted stock with a weighted average exercise price of $0.00.
(2)	Includes Common Stock available for issuance under the 2005 Plan

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

Independence of the Board of Directors

Our Board of Directors has concluded that a majority of our Board of Directors, specifically Messrs. Berkeley, Connolly, Feinstein, Maged, O’Neill, Schuler and Schwartz, qualify as “independent” within the meaning of the director independence standards of The Nasdaq Stock Market, Inc. (“Nasdaq”). In reaching its conclusions regarding Messrs. Connolly, Schuler and Schwartz, the Board did consider the fact that Messrs. Connolly and Schwartz were elected in accordance with the rights of the holders of our Series B Preferred Stock (currently Bain Capital Ventures) to cause two directors to be elected to the Board of Directors, and that Mr. Schuler was elected in accordance with the rights of the holders of our Series C Preferred Stock (currently Draper Fisher Jurvetson) to cause one director to be elected to the Board of Directors. Messrs. Schwartz and Connolly are principals of Bain Capital Ventures as discussed above and Mr. Schuler is the Managing Member of The Meteor Group, LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to our Independent Registered Public Accounting Firm

During 2009 and 2010, we retained our principal accountants, BDO USA, LLP, in several capacities (in thousands):

	2009	2010
Audit Fees—Annual Audit and Quarterly Reviews	$194	$257
Audit-Related Fees	50	108
Tax Fees	50	55
All Other Fees	—	—

Total	$294	$420

Audit Fees. Audit fees represent amounts incurred in connection with the audit of our annual financial statements included in our Form 10-K and review of quarterly financial statements included in our Forms 10-Q.

Audit-Related Fees. Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and internal controls over financial reporting, including services in connection with the audit of our employee benefit plan, various consultations related to the acquisition of UBmatrix, and the proxy statement and Form 8K relating to the UBmatrix acquisition.

Tax Fees. Tax fees represent amounts incurred in connection with the preparation of our federal and state income tax returns, IRS section 382 analysis and other tax matters.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDGAR Online, Inc.

By:	/S/ ROBERT J. FARRELL
Robert J. Farrell
President and Chief Executive Officer Date: May 2, 2011