Form 10-Q
period 2011-03-31
EDGAR ONLINE INC
filed 2011-05-12
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

EDGAR Online, Inc.

(Exact name of registrant as specified in its charter)

001-32194

(Commission File Number)

Delaware	06-1447017
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11200 Rockville Pike, Rockville, Maryland 20852

(Address of principal executive offices) (Zip Code)

(301) 287-0300

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

Number of shares of common stock outstanding at May 12, 2011: 29,289,612 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

Forward Looking Statements

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see” or “will,” or similar words. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the “Risk Factors” section of this report, and our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the other information in our periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We do not undertake to update any forward-looking statements in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	December 31, 2010	March 31, 2011
		(unaudited)
ASSETS
Cash and cash equivalents	$10,765	$6,261
Short-term investments	226	226
Accounts receivable, less allowance of $527 at December 31, 2010 and $599 at March 31, 2011	3,988	6,194
Other current assets	218	463

Total current assets	15,197	13,144
Property and equipment, net of accumulated depreciation and amortization of $9,429 at December 31, 2010 and $10,027 at March 31, 2011	3,863	3,924
Goodwill	7,665	7,387
Other intangible assets, net of accumulated amortization of $13,344 at December 31, 2010 and $13,623 at March 31, 2011	3,066	3,007
Other assets	458	589

Total assets	$30,249	$28,051

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$3,879	$3,210
Deferred revenues	4,468	4,986
Current portion of long-term debt	1,437	1,313

Total current liabilities	9,784	9,509
Other long-term liabilities	233	231

Total liabilities	10,017	9,740

Commitments and contingencies	—	—
Redeemable preferred stock—Series B, convertible, $100 par value, 120,000 shares authorized and outstanding at December 31, 2010 and March 31, 2011; face value of $13,267 and liquidation preference of $14,474 at December 31, 2010 and face value of $13,642 and liquidation preference of $16,246 at March 31, 2011	12,299	12,928
Redeemable preferred stock—Series C, convertible, $.01 par value, 90,000 shares authorized and 87,016 shares outstanding at December 31, 2010 and March 31, 2011; liquidation preference of $7,291 at December 31, 2010 and liquidation preference of $8,185 at March 31, 2011	7,132	7,384

Stockholders’ equity (deficit):
Preferred stock—Series A, $0.01 par value, 790,000 shares authorized at December 31, 2010 and March 31, 2011; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized at December 31, 2010 and March 31, 2011, 29,441,339 shares issued and 28,482,921 shares outstanding at December 31, 2010 and 30,248,030 shares issued and 29,289,612 shares outstanding at March 31, 2011	294	302
Additional paid-in capital	78,201	78,441
Accumulated deficit	(76,015)	(79,065)
Treasury stock, at cost, 958,418 shares at December 31, 2010 and March 31, 2011	(1,679)	(1,679)

Total stockholders’ equity (deficit)	801	(2,001)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$30,249	$28,051

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31
	2010	2011
Revenues:
XBRL filings	$950	$2,392
XBRL software	—	538
Data and solutions	1,923	1,816
Subscriptions	1,493	1,238

Total revenues	4,366	5,984
Cost of revenues	1,430	2,820

Gross profit	2,936	3,164

Operating expenses:
Sales and marketing	704	1,000
Product development	409	1,017
General and administrative	1,811	3,253
Severance costs	227	—
Depreciation and amortization	664	877

	3,815	6,147

Loss from operations	(879)	(2,983)
Interest, net	(72)	(67)

Net loss	(951)	(3,050)
Dividends on preferred stock	(236)	(626)
Accretion on preferred stock	(2)	(12)

Net loss to common stockholders	$(1,189)	$(3,688)

Net loss to common stockholders per share—basic	$(0.04)	$(0.13)

Net loss to common stockholders per share—diluted	$(0.04)	$(0.13)

Weighted average shares outstanding—basic	26,874	29,057

Weighted average shares outstanding—diluted	26,874	29,057

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2010	29,441,339	$294	958,418	$(1,679)	$78,201	$(76,015)	$801
Net loss	—	—	—	—	—	(3,050)	(3,050)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(374)	—	(374)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	(12)	—	(12)
Adjustment to fair value of beneficial conversion discount on Series B Preferred Stock	—	—	—	—	(242)	—	(242)
Accrued dividends on Series C Preferred Stock	—	—	—	—	(252)	—	(252)
Stock-based compensation	—	—	—	—	1,128	—	1,128
Restricted stock issued	806,691	8	—	—	(8)	—	—

Balance at March 31, 2011	30,248,030	$302	958,418	$(1,679)	$78,441	$(79,065)	$(2,001)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net loss	$(951)	$(3,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	352	598
Amortization of intangible assets	312	279
Stock-based compensation	196	1,128
Equity-based severance charges	28	—
Provision for losses on trade accounts receivable	135	135
Amortization of capitalized product costs	55	11
Amortization of deferred financing costs and discount	17	8
Changes in assets and liabilities:
Accounts receivable	172	(2,341)
Other, net	102	(289)
Accounts payable and accrued expenses	(548)	(668)
Deferred revenues	(187)	576
Long-term payables	(4)	(2)

Total adjustments	630	(565)

Net cash used in operating activities	(321)	(3,615)

Cash flows from investing activities:
Capital expenditures	(354)	(263)
Capitalized product development costs	(490)	(501)
Short-term investments	(4)	—

Net cash used in investing activities	(848)	(764)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	12,000	—
Costs incurred in connection with issuance of Series B Preferred Stock	(768)	—
Proceeds from exercise of stock options and warrants	—	—
Payments of notes payable	(125)	(125)

Net cash provided by (used in) financing activities	11,107	(125)

Net increase (decrease) in cash and cash equivalents	9,938	(4,504)
Cash and cash equivalents at beginning of period	2,101	10,765

Cash and cash equivalents at end of period	$12,039	$6,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$30
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$236	$626
Fair value of beneficial conversion discount on Series B Preferred Stock	$84	$(242)
Accretion of issuance costs on Series B Preferred Stock	$2	$12

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of EDGAR Online, Inc. and its subsidiaries (“the Company”). All significant intercompany accounts are eliminated upon consolidation. EDGAR Online, Inc. (“EDGAR Online” or “the Company”) was incorporated in the State of Delaware in November 1995 under the name Cybernet Data Systems, launched its EDGAR Online website in January 1996, and went public in May 1999 under its current name. EDGAR Online is a leading provider of XBRL (eXtensible Business Reporting Language) filing services, software, data sets and analysis tools. The Company’s data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. The Company’s XBRL Filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the U.S. Securities and Exchange Commission. The Company’s XBRL analysis tool is a proprietary software tool that assists users in analyzing both the Company’s own proprietary XBRL data sets and industry standard XBRL data files. EDGAR Online delivers its data and analysis products via online subscriptions, as data licenses directly to end-users, embedded in other web sites and through a variety of redistributors. The Company delivers its XBRL filings services primarily through partnerships with financial printers and other providers of SEC compliance services. Consumers of the Company’s information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

The unaudited interim financial statements of the Company as of March 31, 2011 and for the three months ended March 31, 2010 and 2011 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2010 and 2011. The results for the three months ended March 31, 2011 are not necessarily indicative of the expected results for the full 2011 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC in March 2011. The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements as of that date.

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

The Company has evaluated subsequent events for potential disclosure or recognition to the date of the issuance of the condensed consolidated financial statements and believes all subsequent events are properly disclosed.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(2) REVENUE RECOGNITION

The Company derives revenues from four primary sources: XBRL filing processing fees, XBRL software fees, data and solutions fees and web services subscriptions fees. The Company recognizes XBRL filings revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. Revenue from data licenses is recognized over the term of the underlying contracts. The Company’s software revenues are derived from the licensing of software products, the maintenance and support of those software products and the performance of other professional services. The Company’s software is typically licensed with associated maintenance and support revenues. As there is not sufficient vendor-specific objective evidence to support the separate determination of the fair value of the license fee and undelivered maintenance and support, the total revenues are recognized ratably over the support period. The Company’s professional services revenues are either recognized as they are performed or ratably over a respective support period, dependent on whether the services represent a separate unit of accounting. The Company’s data solutions sometimes involve upfront one-time customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of the Company’s data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Subscriptions revenue also includes ancillary advertising and e-commerce revenue which are recognized as the services are provided and totaled $55 and $19 in the three months ended March 31, 2010 and 2011, respectively.

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

(3) LOSS PER SHARE

Loss per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Series B and Series C Preferred Stock participating securities because they include rights to participate in dividends with the common stock on a one for one basis, with the holders of Series B and Series C Preferred Stock deemed to have common stock equivalent shares based on a conversion price of $1.10 and $1.45, respectively. In applying the two-class method, earnings are allocated to common stock shares and Series B and Series C Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Since losses are not allocated to Series B or Series C Preferred Stock shares, the two-class method results in the same loss per common share calculated using the basic method for the periods presented in these financial statements.

Basic loss per common share excludes dilution for common stock equivalents and is computed by dividing the net loss, after deducting preferred stock dividends and the accretion of the beneficial conversion feature discount, by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated using the treasury stock method and reflects, in periods in which they have a dilutive effect, the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and resulted in the issuance of common stock.

Diluted net loss per share is the same as basic net loss per share amounts for the three months ended March 31, 2010 and 2011 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants for the three months ended March 31, 2010 and 2011 of 3,762,990 and 10,160,706, respectively, nor does it include 11,123,636 and 18,649,959 common shares issuable under the conversion provisions of our Series B and Series C Preferred Stock at March 31, 2010 and 2011, respectively.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (“Costs of Software to be Sold, Leased, or Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $39 and $135 at December 31, 2010 and March 31, 2011, respectively. Related amortization expense, included in cost of revenues, totaled $55 and $11 for the three months ended March 31, 2010 and 2011, respectively.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (“Internal-Use Software”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $2,707 and $2,657 at December 31, 2010 and March 31, 2011, respectively. Related amortization expense totaled $209 and $445 in the three months ended March 31, 2010 and 2011, respectively.

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

The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. At March 31, 2011, the entire balance of $1,313 was classified as the current portion of long-term debt. Interest expense under the Agreement, totaled $69 and $53 for the three months ended March 31, 2010 and 2011, respectively. See note 13 regarding a subsequent credit facilities arrangement.

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (“Awards Classified as Equity”). The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the three months ended March 31, 2010 and 2011 was recognized in the following income statement expenses:

	Three Months Ended March 31,
	2010	2011
Cost of revenues	$10	$12
Sales and marketing	38	93
Product development	23	36
General and administrative	125	987

Total stock compensation expense	$196	$1,128

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

This expense increased the Company’s net loss per share by $0.01 in the three months ended March 31, 2010 and $0.04 in the three months ended March 31, 2011.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2011 were $0.95. There were no shares granted during the three months ended March 31, 2010. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

Three Months Ended March 31, 2011
Expected dividend yield	0.0%
Expected volatility	74%
Risk-free interest rate	3.00-3.13%
Expected life in years	6

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

Stock Options and Restricted Stock Grants as of March 31, 2011

In May 2005, the Company adopted the 2005 Stock Award and Incentive Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4,100,000 shares of the Company’s common stock since the Company’s inception. All remaining available shares under the Company’s prior stock option plans became available under the 2005 Plan upon its adoption. In addition, the 2005 Plan, when adopted, authorized 1,087,500 new shares of common stock for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, non-restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000. At the Annual Meeting of Stockholders held on June 10, 2009, the 2005 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. The 2009 amendment also makes clear that under the 2005 Plan the Company may not reprice stock options or stock appreciation rights without shareholder approval. At the Annual Meeting of Stockholders held on November 18, 2010, the 2005 Plan was amended to increase the number of shares available for grant by an additional 5,955,109 shares. The 2010 amendment also increased the limitation on the number of shares that may be granted under the 2005 Plan to any one participant in a given year from 300,000 to 1,000,000.

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

Option activity for the three months ended March 31, 2011 is as follows:

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2010	4,402,547	$1.25
Granted	697,600	1.43
Exercised	—	—
Cancelled	(127,835)	$2.48

Outstanding at March 31, 2011	4,972,312	$1.67	5.96 years	$406

Exercisable at March 31, 2011	2,500,628	$2.00	5.06 years	$135

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2011. There were no options exercised during the three months ended March 31, 2011.

In addition, the Company has historically granted restricted shares under the 2005 Plan as well as out of the Company’s treasury stock. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2010	2,496,775	$1.18
Granted	3,498,310	$1.32
Vested	(806,691)	$1.02
Cancelled	—	$—

Non-vested at March 31, 2011	5,188,394	$1.30	$6,797

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at March 31, 2011. During the three months ended March 31, 2011, the aggregate intrinsic value of shares vested was $1,027, determined based on the market price of the Company’s common stock on the respective vesting dates.

At March 31, 2011, 4,071,788 shares were available for grant under the 2005 Plan.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 26% of accounts receivable at December 31, 2010 and 29% of accounts receivable at March 31, 2011. PR Newswire accounted for 26% of accounts receivable at December 31, 2010 and 15% of accounts receivable at March 31, 2011. Aguilonius Consulting accounted for 0% of accounts receivable at December 31, 2010 and 13% of accounts receivable at March 31, 2011. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2010 or March 31, 2011.

Revenues from R.R. Donnelley & Sons comprised 22% and 27% of the Company’s total revenue for the three months ended March 31, 2010 and 2011, respectively. The Company’s other customers are geographically dispersed throughout the world with no one customer accounting for more than 10% of revenues during the three months ended March 31, 2010 and 2011. In addition, the Company has not experienced any significant credit losses to date from any one customer.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2010 and March 31, 2011, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at two financial institutions with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) SEVERANCE COSTS

On March 31, 2010, our former Chief Financial Officer resigned from the Company. As part of the separation and release agreement, the Company paid $187 and continued medical benefits for a ten-month period. In addition, as part of the agreement, 50,000 options immediately vested. As a result, the Company recorded severance costs totaling $227 and additional paid-in capital was increased by $28 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. There was no remaining liability at March 31, 2011.

(9) ACQUISITION

On November 22, 2010 (“the Acquisition Date”), the Company completed a merger with UBmatrix, Inc., a Washington corporation (“UBmatrix”). As a result, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”) and an aggregate of 2,685,088 shares of the Company’s common stock (the “Common Stock”). Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while 1,622,042 shares of the Common Stock were paid into escrow to secure the post-closing indemnification obligations of the UBmatrix stockholders. The common stock issued in connection with the merger included 1,190,056 shares issuable to certain employees of UBmatrix who joined the Company as of the closing and 1,495,032 shares issuable to the stockholders, former Chief Financial Officer and service providers of UBmatrix. The shares issuable to the UBmatrix employees were issued pursuant to our 2005 Stock Award and Incentive Plan, and, except in one case as described in the following sentence, were subject to restrictions on vesting that will last through the recipients’ initial 12 months of employment with us. The stock issued without restriction consists of 60,586 shares of our common stock issued to the former Chief Financial Officer of UBmatrix, who was only employed by the combined entity through February 2011, and was issued as payment for unpaid past bonuses. Also in connection with the merger, the Company entered into a purchase agreement with certain stockholders of UBmatrix to issue and sell 12,637 shares of the Company’s Series C Preferred Stock for an aggregate purchase price of $2,000. In recording the purchase, we combined the merger and the stock purchase as if they were a single transaction in estimating the value of the shares issued as they were mutually dependent.

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

Cash	$2,531
Accounts receivable	98
Property and equipment	16

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

Other assets	64
Intangible assets	2,675

Total identifiable assets	5,384
Current liabilities	2,073

Net identifiable assets	3,311
Goodwill	5,198

Net assets acquired	$8,509

The intangible assets represent software and licenses included in customer based intangibles, and tradenames which will be amortized over 7.5, 3.33 and 10 years, respectively. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of UBmatrix. Current liabilities included $1,767 which was the value of compensation payable to employees of UBmatrix that was settled with the issuance of EDGAR common stock upon the closing of the Merger pursuant to certain vesting and escrow provisions. Upon the closing of the merger, this liability was reclassified as additional paid-in capital.

The Company recorded $620 of costs related to the acquisition which were included in general and administrative expenses.

The financial information in the table below summarizes the combined results of the Company and UBmatrix on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2010 or of results that may occur in the future.

The following unaudited pro forma financial information for the three months ended March 31, 2010 combines the historical results of the Company and UBmatrix for the three months ended March 31, 2010:

Revenues	$4,866
Net loss	$(1,855)
Net loss per share	$(.08)
Weighted average shares outstanding	29,559

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

Each share of Series B Preferred Stock is convertible into a number of shares of the Company’s common stock determined by dividing the purchase price per share plus accrued dividends by an initial conversion price of $1.10 per share, subject to standard anti-dilution adjustments. However, the shares of Series B Preferred Stock are not convertible to the extent that such conversion would result in the Purchaser and its affiliates owning in excess of 19.9% of the shares of the Company’s voting power. The Company evaluated the conversion feature and determined that it did not have to be recorded as a liability. The holders of Series B Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock are convertible, subject to the same limitations on conversion as set forth in the preceding sentence. The Series B Preferred Stock contains a compounding, cumulative 11.44% per annum dividend paid-in-kind payable upon conversion of the Series B Preferred Stock. Following the fifth anniversary of the issuance of the Series B Preferred Stock, the dividend will no longer accrue unless declared by the Board of Directors of the Company. The dividends will be cumulative, whether or not declared, accrue daily and compound annually. No cash dividends are payable unless cash dividends are declared on common shares.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

In the event of a liquidation, dissolution or wind up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the original purchase price plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2011 is approximately $16,246 based on the market price of the Company’s common stock on March 31, 2011.

In the event of a change in control of the Company as defined in the agreement, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price plus all accrued and unpaid dividends thereon, provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued thereon from the issue date through and including the fifth anniversary of the issue date. The amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2011 would have been approximately $24,563 based on the market price of the Company’s common stock on that date.

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

In the event of a liquidation, dissolution or winding up of our company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (1) $100.00 per share of Series C Preferred Stock plus all accrued but unpaid dividends on the Series C Preferred Stock, and (2) the amount payable with respect to such shares of Series C Preferred Stock as if they had been converted into common stock. The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2011 is approximately $8,185 based on the market price of the Company’s common stock on March 31, 2011.

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

In the event of a change of control, each holder of Series C Stock shall have the right to require the Company to redeem such holder’s shares for cash at a price per share equal to the greater of the (i) the fair market value per share valued as of the date of change of control determined on an as-converted to common stock basis and (ii) the original purchase price of $100.00 plus all accrued and unpaid dividends. The amount payable to the Series C stockholders calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2011 would have been approximately $12,458 based on the market price of the Company’s common stock on that date.

The redemption value of the Series C Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are exercised, at December 31 of each of the succeeding five year periods and at the fifth anniversary of the Agreement is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2011	$7,963	6,781,901
2012	$8,889	7,570,243
2013	$9,922	8,450,223
2014	$11,071	9,429,027
January 28, 2015	$11,166	9,509,618

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(11) RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2011, the Company reimbursed Bain $53 for travel and third party consulting expenses related to strategic meetings with the Company. During the quarter ended March 31, 2010, the Company reimbursed Bain $154 for costs related to the issuance of the Series B Preferred Stock. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. Effective September 30, 2010 and through March 28, 2011, one of those principals, John M. Connolly, functioned as our interim Chief Executive Officer and President after the resignation of Philip D. Moyer. On March 28, 2011, Mr. Connolly became Chairman of the Company’s Board of Directors. There were no fees paid to the Bain Board Members or consultants for the three months ended March 31, 2010 or 2011.

(12) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2010, the Company had approximately $45,800 in federal net operating losses which will expire between 2012 and 2030, and approximately $40,000 of state net operating loss carry forwards which will expire between 2011 and 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards is subject to annual limitations based on past and future changes in ownership of the Company. The Company has determined that it has experienced multiple ownership changes since inception, but does not believe that these past changes in ownership will restrict its ability to use its losses and credits within the carry forward period. Approximately $45,200 of the total federal net operating loss is currently subject to an annual limitation of approximately $1,600 per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

(13) SUBSEQUENT EVENTS

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. Interest on borrowings under the term loan is payable at the prime rate plus 1.25% and interest on borrowings under the revolving credit facility is payable at the prime rate plus 1.75% over the published Wall Street Journal prime rate. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property.

On May 10, 2011, the Company entered into Amendment No. 3 (the “Amendment”) to the Services Agreement between the Company and R.R. Donnelley & Sons. The Amendment extends the term of the Services Agreement, as previously amended, through December 31, 2013 (as so amended, the “Initial Term”) and amends the flat and variable fee structure of the Services Agreement so that it now features annual minimum fees and volume requirements per Tier Group as defined in the U.S. Securities and Exchange Commission’s XBRL mandate. Amendment No. 3 also provides for volume-based discounts and overage charges under certain circumstances and terms and fees for additional services the Company may provide to RR Donnelley and/or its customers upon request, including consulting and other taxonomy services.

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

We recognize revenue from providing the following services:

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons and PR Newswire are two of our partners in this channel, whereby we provide services to their customer base for compliance with existing and upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fee arrangements on a ratable basis as well as per-filing fees as the services are provided. We plan to structure our future partnership agreements on the model we signed with other financial printers in which we receive minimum filings fees and/or minimum conversions; however, we may from time to time sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests.

XBRL Software. Our XBRL software revenues are derived from the licensing of the UBmatrix XBRL software products, the maintenance and support of those software products and the performance of other professional services related to the software. The Company’s software is typically licensed with associated maintenance and support revenues. As there is not sufficient vendor-specific objective evidence to support the separate determination of the fair value of the license fee and undelivered maintenance and support, the total revenues are recognized ratably over a respective support period, dependent on whether the services represent a separate unit of accounting. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectability is reasonably assured. If any of the criteria have not been met, then revenue is deferred until such time as all criteria have been met.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2010	2011
Total revenues	100%	100%
Cost of revenues	33	47

Gross profit	67	53
Operating expenses:
Sales and marketing	16	17
Product development	9	17
General and administrative	42	54
Severance costs	5	—
Amortization and depreciation	15	15

Loss from operations	(20)	(50)
Interest and other, net	(2)	(1)

Net loss	(22)%	(51)%

REVENUES

Total revenues for the three months ended March 31, 2011 increased 37% to $5,984 from total revenues of $4,366 for the three months ended March 31, 2010. The net increase in revenues was primarily attributable to a $1,442, or 152%, increase in XBRL filings revenues and new XBRL software revenue from the UBmatrix acquisition of $538, which was offset by a $255, or 17%, decrease in subscriptions revenues and a $107, or 6%, decrease in data and solutions revenues.

XBRL FILINGS

	THREE MONTHS ENDED MARCH 31,
	2010	2011
Revenues (in $000s)	$950	$2,392
Percentage of total revenue	22%	40%

The increase in XBRL filings revenues for the three months ended March 31, 2011 from the three months ended March 31, 2010 was primarily related to the SEC rules that require certain companies (“tier 1 companies”) to file their documents in XBRL beginning with the quarter ended after June 15, 2009 and additional companies (“tier 2 companies”) beginning with the quarter ended after June 15, 2010, as well as XBRL conversions from companies that were not required to file with the SEC but nevertheless did. In addition, tier 1 companies were required to file detailed footnotes in XBRL in the quarter ended March 31, 2011 which increased revenue. The increase is also attributable to new business volume from PR Newswire as a result of the partnership agreement signed in 2010, which contributed no revenues in the quarter ended March 31, 2010. In addition we added, revenue from mutual fund risk return business during the quarter ended March 31, 2011, which was not in the corresponding quarter of 2010.

XBRL SOFTWARE

	THREE MONTHS ENDED MARCH 31,
	2010	2011
Revenues (in $000s)	$—	$538
Percentage of total revenue	—%	9%

The XBRL software revenues for the three months ended March 31, 2011 represents revenue related to the UBmatrix acquisition completed in the fourth quarter of 2010. As such, there were no corresponding revenues in the first quarter of 2010.

DATA AND SOLUTIONS

	THREE MONTHS ENDED MARCH 31,
	2010	2011
Revenues (in $000s)	$1,923	$1,816
Percentage of total revenue	44%	30%
Number of contracts at March 31	296	305

Data and solutions revenues decreased for the three months ended March 31, 2011 from the three months ended March 31, 2010 primarily due to less annual value of data and solutions contracts in force for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

SUBSCRIPTIONS

	THREE MONTHS ENDED MARCH 31,
	2010	2011
Revenues (in $000s)	$1,493	$1,238
Percentage of total revenue	34%	21%
Average price per subscriber	$629	$563
Number of subscribers at March 31	9,500	8,800

Subscription revenues for the three months ended March 31, 2011 decreased from the three months ended March 31, 2010 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by substantial business and workforce reductions in the financial services community over the past two years and the continuing slow economic climate in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales during the referenced periods.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to create XBRL filings and produce data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended March 31, 2011 increased $1,390, or 97%, to $2,820 from $1,430 for the three months ended March 31, 2010. The net increase in cost of revenues was primarily due to a $1,209 increase in payroll related expenses related to the increase in our XBRL filings business. For the three months ended March 31, 2011 we incurred $406 of costs associated with the start up of our contract with SunGard that we signed in the second half of 2010 to supply additional staff for the filings business. These cost increases were offset by other reductions in temporary personnel.

GROSS PROFIT

Gross profit for the three months ended March 31, 2011 increased $228, or 8%, to $3,164 from $2,936 for the three months ended March 31, 2010. The gross profit percentage decreased to 53% for the three months ended March 31, 2011 from 67% for the three months ended March 31, 2010. The decreases in the gross profit percentages were due to the higher costs related to XBRL filings revenues which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL service business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2011 increased $296, or 42%, to $1,000 from $704 for the three months ended March 31, 2010. The net increase was primarily due to a $221 increase in payroll related expenses related primarily to the UBmatrix merged operations.

Product Development. Product development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended March 31, 2011 increased $608, or 149%, to $1,017 from $409 for the three months ended March 31, 2010. The increase was primarily due to a $548 increase in payroll related costs related primarily to the UBmatrix merged operations.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2011 increased $1,442, or 80%, to $3,253 from $1,811 for the three months ended March 31, 2010. The net increase was primarily due to a $862 increase in stock compensation and expenses related primarily to the UBmatrix merged operations including a $126 increase in rent and a $226 increase in payroll related expenses.

Severance Costs. In the three months ended March 31, 2010, we accrued $227 of severance costs related to the resignation of our former Chief Financial Officer. As part of the severance agreement, 50,000 options immediately vested. As a result, additional paid-in capital was increased by $28 during the quarter ended March 31, 2010 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of finite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2011 increased $213, or 32%, to $877 from $664 for the three months ended March 31, 2010. The increases are a result of increased capital expenditures and the addition of amortization expense of $195 related to the amortization of the UBmatrix acquisition intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3,615 for the three months ended March 31, 2011 compared to net cash used by operations of $321 for the three months ended March 31, 2010, primarily due to the increase in net loss for the three months ended March 31, 2011 and a growth in accounts receivable related to the XBRL filings business increase during the quarter.

Net cash used in investing activities was $764 for the three months ended March 31, 2011 compared to net cash used in investing activities of $848 for the three months ended March 31, 2010. The decrease for the three months ended March 31, 2011 was primarily due to a $91 decrease in capital expenditures.

Net cash used in financing activities was $125 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $11,107 for the three months ended March 31, 2010. On January 28, 2010 we issued 120,000 shares of our Series B Preferred Stock for $12,000, offset by fees incurred of $768. Generally, each Series B Preferred Share is convertible into shares of our common stock determined by dividing the purchase price per share plus accrued dividends by a conversion price of $1.10 per share. Under certain conditions, we may be required to redeem all or part of the Series B Preferred Shares at fair value (see Note 10, Redeemable Preferred Stock in the accompanying notes to unaudited financial statements). We expect to use a substantial portion of the proceeds from the issuance to support investment in personnel, infrastructure, training and other costs related to our XBRL filings business.

We were party to a Financing Agreement with Rosenthal and Rosenthal, Inc. (“Rosenthal”) for additional working capital. We were required to maintain certain collateral ratios and financial covenants under the agreement, as amended. At March 31, 2011, the entire balance of $1,313 was classified as the current portion of long-term debt. Interest expense under the Agreement, totaled $69 and $53 for the three months ended March 31, 2010 and 2011, respectively. We were in compliance with the required ratios and covenants, as amended, at March 31, 2011. The Financing Agreement was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. The Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (SVB) on May 3, 2011 for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. Interest on borrowings under the term loan is payable at the prime rate plus 1.25% and interest on borrowings under the revolving credit facility is payable at the prime rate plus 1.75% over the published Wall Street Journal prime rate. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property (see Note 13, Subsequent Events in the accompanying notes to unaudited financial statements).

At March 31, 2011, we had cash and cash equivalents on hand of $6,261. We have no off-balance sheet arrangements at March 31, 2011. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B preferred stock issuance, new bank credit facilities, and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting

We hired our new Chief Executive Officer, Robert J. Farrell, effective March 28, 2011. Effective March 28, 2011, Mark Maged resigned as Chairman of the Board of Directors and assumed the newly created role of Lead Independent Director. John M. Connolly, a member of our Board of Directors who had functioned as our interim Chief Executive Officer and President since September 30, 2010 assumed the position of Chairman of the Board of Directors as of that date. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, have been updated with respect to results from the period covered by this report. Other than those below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Please refer to Item I of our Annual Report for 2010 for disclosures regarding other risks and uncertainties related to our business.

We have a history of losses and we expect to incur losses for the foreseeable future. If we are unable to achieve profitability, our business will suffer and our stock price is likely to decline.

We have never operated at a profit and we anticipate incurring a loss in 2011, and may incur additional losses in 2012. At March 31, 2011, we had an accumulated deficit of approximately $79 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2010, to achieve profitability we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for three months ended March 31, 2011 totaled $6.0 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

In 2010, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 27% of our total revenues for the three months ended March 31, 2011 and 31% for the year ended December 31, 2010 due to our partnership in which, pursuant to a Services Agreement between us and R.R. Donnelley, we jointly offer public companies a compliance solution for financial reporting in XBRL.

On May 10, 2011, we entered into Amendment No. 3 (the “Amendment”) to the Services Agreement. Amendment No. 3 extends the term of the Services Agreement, as previously amended, through December 31, 2013 (as so amended, the “Initial Term”) and amends the flat and variable fee structure of the Services Agreement so that it now features annual minimum fees and volume requirements per Tier Group as defined in the U.S. Securities and Exchange Commission’s XBRL mandate. Amendment No. 3 also provides for volume-based discounts and overage charges under certain circumstances and terms and fees for additional services the Company may provide to R.R. Donnelley and/or its customers upon request, including consulting and other taxonomy services.

The Agreement will automatically renew for an additional one year term on January 1, 2014 unless either party notifies the other of its decision not to renew at least ninety (90) days prior to the end of the Initial Term. We cannot assure you that the Services Agreement will continue beyond December 31, 2013 or, if it does continue, that it will contain terms that will be attractive to us or material to our revenue stream.

The Services Agreement is non-exclusive for both parties, and as such we cannot guarantee that R.R. Donnelley & Sons will continue to provide us with all of their XBRL assignments, or will not chose another outside organization to translate its XBRL filings. In addition, because R.R. Donnelley & Sons purchased Bowne & Co., Inc., a provider of shareholder and marketing communications services, in November 2010, and in doing so acquired Bowne & Co., Inc.’s in-house XBRL solution, we cannot assure you that R.R. Donnelley & Sons will continue to use any external XBRL provider. In addition, our costs relating to our joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the R.R. Donnelley & Sons partnership not as profitable as we expect. Also, any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss or decrease in business of the significant relationship we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, or if the partnership is not as long or lucrative as we expected could have a material adverse effect on our financial results.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the merger with UBmatrix and sale of Series C stock.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Since inception, we have incurred net operating losses and have incurred no federal or state income tax expense. At December 31, 2010, we had approximately $46 million in federal net operating losses which will expire between 2011 and 2028, and approximately $40 million of state net operating loss carry forwards which will expire between 2011 and 2028. We have determined that we have experienced multiple ownership changes since inception, but do not believe that these changes in ownership will restrict our ability to use the losses and credits within the carry forward period. Approximately $45 million of our total federal net operating loss is currently subject to an annual limitation of approximately $1.6 million per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

In addition, as of its last fiscal year ended September 30, 2009, UBmatrix had federal net operating loss carry forwards of approximately $21 million. We believe that UBmatrix has also experienced multiple ownership changes since its inception, and that the merger will likely result in limitations on our ability to utilize UBmatrix’s net operating losses in the future.

We currently anticipate that the shares issued pursuant to the merger agreement with UBmatrix and the sale of Series C stock to certain stockholders of UBmatrix, together with certain other transactions involving our common stock within the testing period, resulted in an additional ownership change. Even if the merger and the sale of Series C stock did not result in an immediate ownership change, they would significantly increase the likelihood that there would be an additional ownership change in the future (which ownership change could occur as a result of transactions involving our stock that are outside of our control).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description

10.1	Alliance Agreement dated February 12, 2010, between PR Newswire Association LLC and the Registrant@*

10.2	Amendment No. 1 to Strategic Alliance Agreement, dated January 31, 2011, between PR Newswire Association LLC and the Registrant@*

10.3	Employment Agreement, dated March 1, 2011, between Robert J. Farrell and the Registrant (1) +

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2011, and incorporated by reference herein.
+	Compensatory plan or arrangement.
@	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
*	filed or furnished herewith, as the case may be
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity March 31, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011	EDGAR ONLINE, INC.

	By:	/s/ ROBERT J. FARRELL
Robert J. Farrell Chief Executive Officer and President

	By:	/s/ DAVID J. PRICE
David J. Price Chief Financial Officer