Form 10-Q
period 2011-06-30
EDGAR ONLINE INC
filed 2011-08-08
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2011

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

Number of shares of common stock outstanding at August 8, 2011: 34,540,078 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 31, 2010	June 30, 2011
		(unaudited)
ASSETS
Cash and cash equivalents	$10,765	$6,667
Short-term investments	226	229
Accounts receivable, less allowance of $527 at December 31, 2010 and $644 at June 30, 2011	3,988	5,420
Other current assets	218	440

Total current assets	15,197	12,756
Property and equipment, net of accumulated depreciation and amortization of $9,429 at December 31, 2010 and $10,599 at June 30, 2011	3,863	3,946
Goodwill	7,665	7,328
Other intangible assets, net of accumulated amortization of $13,344 at December 31, 2010 and $13,843 at June 30, 2011	3,066	2,787
Other assets	458	444

Total assets	$30,249	$27,261

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$3,879	$4,143
Deferred revenues	4,468	4,990
Current portion of long-term debt	1,437	500

Total current liabilities	9,784	9,633
Long-term debt	—	1,500
Other long-term liabilities	233	317

Total liabilities	10,017	11,450

Commitments and contingencies	—	—
Redeemable preferred stock—Series B, convertible, $100 par value, 120,000 shares authorized and outstanding at December 31, 2010 and June 30, 2011; face value of $13,267 and liquidation preference of $14,474 at December 31, 2010 and face value of $14,020 and liquidation preference of $10,961 at June 30, 2011	12,299	13,319
Redeemable preferred stock—Series C, convertible, $.01 par value, 90,000 shares authorized and 87,016 shares outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $7,291 at December 31, 2010 and liquidation preference of $5,524 at June 30, 2011	7,132	7,541

Stockholders’ equity (deficit):
Preferred stock—Series A, $0.01 par value, 790,000 shares authorized at December 31, 2010 and June 30, 2011; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized at December 31, 2010 and June 30, 2011, 29,441,339 shares issued and 28,482,921 shares outstanding at December 31, 2010 and 35,498,496 shares issued and 34,540,078 shares outstanding at June 30, 2011	294	355
Additional paid-in capital	78,201	78,749
Accumulated deficit	(76,015)	(82,474)
Treasury stock, at cost, 958,418 shares at December 31, 2010 and 958,418 at June 30, 2011	(1,679)	(1,679)

Total stockholders’ equity (deficit)	801	(5,049)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$30,249	$27,261

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenues:
XBRL filings	1,733	2,523	2,683	4,915

XBRL software	—	735	—	1,273
Data and solutions	1,888	1,940	3,811	3,756
Subscriptions	1,399	1,305	2,892	2,543

Total revenues	5,020	6,503	9,386	12,487
Cost of revenues	2,032	3,017	3,462	5,837

Gross profit	2,988	3,486	5,924	6,650

Operating expenses:
Sales and marketing	732	1,239	1,436	2,239
Product development	423	1,585	832	2,602
General and administrative	2,354	3,199	4,165	6,458
Severance costs	—	—	227	—
Amortization and depreciation	724	850	1,388	1,727

	4,233	6,873	8,048	13,026

Loss from operations	(1,245)	(3,387)	(2,124)	(6,376)
Interest and other, net	(84)	(22)	(156)	(83)

Net loss	(1,329)	(3,409)	(2,280)	(6,459)
Dividends on preferred stock	(339)	(536)	(575)	(1,163)

Accretion on preferred stock	(26)	(12)	(28)	(24)

Net loss to common shareholders	$(1,694)	$(3,957)	$(2,883)	$(7,646)

Weighted average shares outstanding—basic	26,942	29,591	26,908	29,304

Weighted average shares outstanding—diluted	26,942	29,591	26,908	29,304

Net loss per share—basic	$(0.06)	$(0.13)	$(0.11)	$(0.26)

Net loss per share—diluted	$(0.06)	$(0.13)	$(0.11)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Balance at December 31, 2010	29,441,339	$294	958,418	$(1,679)	$78,201	$(76,015)	$801
Net loss	—	—	—	—	—	(6,459)	(6,459)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(754)	—	(754)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	(24)	—	(24)
Adjustment to fair value of beneficial conversion discount on Series B Preferred Stock	—	—	—	—	(242)	—	(242)
Accrued dividends on Series C Preferred Stock	—	—	—	—	(409)	—	(409)
Stock-based compensation	—	—	—	—	2,038	—	2,038
Restricted stock issued*	6,057,157	61	—	—	(61)	—	—

Balance at June 30, 2011	35,498,496	$355	958,418	$(1,679)	$78,749	$(82,474)	$(5,049)

*	Included in Restricted stock issued are the restricted shares granted to David Price, John Connolly and Robert Farrell of 675,000, 558,541 and 3,498,310, respectively, granted in July 2010, November 2010 and March 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(2,280)	$(6,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	765	1,170
Amortization of intangible assets	623	557
Stock-based compensation	380	2,038
Equity-based severance charges	28	—
Provision for losses on trade accounts receivable	270	225
Amortization of capitalized product costs	109	19
Amortization of deferred financing costs and discount	51	8
Changes in assets and liabilities:
Accounts receivable	(941)	(1,657)
Other, net	54	(264)
Accounts payable and accrued expenses	342	264
Deferred revenues	(143)	580
Long-term payables	(7)	84

Total adjustments	1,531	3,024

Net cash used in operating activities	(749)	(3,435)

Cash flows from investing activities:
Capital expenditures	(468)	(335)
Capitalized product development costs	(1,085)	(888)
Short-term investments	(4)	(3)

Net cash used in investing activities	(1,557)	(1,226)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	12,000	—
Costs incurred in connection with issuance of Series B Preferred Stock	(768)	—
Proceeds from exercise of stock options and warrants	70	—
Proceeds from notes payable issued	—	2,000
Payments of notes payable	(250)	(1,437)

Net cash provided by financing activities	11,052	563

Net increase (decrease) in cash and cash equivalents	8,746	(4,098)
Cash and cash equivalents at beginning of period	2,101	10,765

Cash and cash equivalents at end of period	$10,847	$6,667

Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$83
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$575	$1,163
Fair value of beneficial conversion discount on Series B Preferred Stock	$254	$0
Accretion of issuance costs on Series B Preferred Stock	$28	$24

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

The unaudited interim financial statements of the Company as of June 30, 2011 and for the three and six months ended June 30, 2010 and 2011 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2011, the results of its operations for the three and six months ended June 30, 2010 and 2011 and changes in cash flows for the six months ended June 30, 2010 and 2011. As well as the changes in common stockholders’ equity (deficit) for the six months ended June 30, 2011. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the expected results for the full 2011 fiscal year or any future period.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(2) REVENUE RECOGNITION

The Company derives revenues from four primary sources: XBRL filing processing fees, XBRL software fees, data and solutions fees and web services subscriptions fees. The Company recognizes XBRL filings revenue from fixed fees on a ratable basis as well as per-filing fees as the services are provided. Revenue from data licenses is recognized over the term of the underlying contracts. The Company’s software revenues are derived from the licensing of software products, the maintenance and support of those software products and the performance of other professional services. The Company’s software is typically licensed with associated maintenance and support revenues. As there is not sufficient vendor-specific objective evidence to support the separate determination of the fair value of the license fee and undelivered maintenance and support, the total revenues are recognized ratably over the support period. The Company’s professional services revenues are either recognized as they are performed or ratably over a respective support period, dependent on whether the services represent a separate unit of accounting. The Company’s data solutions sometimes involve upfront one-time customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of the Company’s data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months. Subscriptions revenue also includes ancillary advertising and e-commerce revenue which are recognized as the services are provided and totaled $31 and $53 for the three months ended June 30, 2010 and 2011, respectively, and $86 and $73 for the six months ended June 30, 2010 and 2011, respectively.

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

Diluted net loss per share is the same as basic net loss per share amounts for the three and six months ended June 30, 2010 and 2011 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants for the three and six months ended June 30, 2010 and the three and six months ended June 30, 2011 of 3,483,025 and 9,460,793, respectively, nor does it include 11,123,636 and 19,135,873 common shares issuable under the conversion provisions of our Series B and Series C Preferred Stock at June 30, 2010 and 2011, respectively.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (“Costs of Software to be Sold, Leased, or Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in property and equipment ) totaled $39 and $125 at December 31, 2010 and June 30, 2011, respectively. Related amortization expense, included in cost of revenues, totaled $55 and $11 in the three months ended June 30, 2010 and 2011, respectively, and $109 and $19 in the six months ended June 30, 2010 and 2011, respectively.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (“Internal-Use Software”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $2,707 and $2,630 at December 31, 2010 and June 30, 2011, respectively. Related amortization expense totaled $254 and $415 in the three months ended June 30, 2010 and 2011, respectively, and $463 and $860 in the six months ended June 30, 2010 and 2011, respectively.

(5) LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement was payable at variable rates of interest over the published JPMorgan Chase prime rate (with a minimum prime rate of 6%), 2.5% on the term loan and 2% on borrowings under the revolving credit facility. The Company’s obligations under the term loan were evidenced by a secured Term Note and all of the Company’s obligations to Rosenthal were secured by a first priority security interest in substantially all of the Company’s assets. The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. Interest expense under the Agreement, totaled $83 and $1 for the three months ended June 30, 2010 and 2011, respectively, and $153 and $54 for the six months ended June 30, 2010 and 2011, respectively.

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. The term loan is repayable in 36 equal monthly installments commencing October 1, 2011. Interest on borrowings under the term loan is payable at the prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the prime rate plus 1.25% over the published Wall Street Journal prime rate. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property. Interest expense under the Credit Facilities, totaled $16 for the three months ended June 30, 2011.

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (“Awards Classified as Equity”). The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the three and six months ended June 30, 2010 and 2011 was recognized in the following income statement expenses:

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Cost of revenues	$7	$9	$17	$21
Sales and marketing	27	82	66	175
Product development	17	67	39	103
General and administrative	133	758	258	1,739

Total stock compensation expense	$184	$910	$380	$2,038

This expense increased the Company’s net loss per share by $0.01and $0.03 in the three months ended June 30, 2010 and 2011, respectively and by $0.01 and $0.07 in the six months ended June 30, 2010 and 2011, respectively.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended June 30, 2010 was $2.00. There were no stock options granted in the three months ended June 30, 2011. The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2010 and 2011 were $2.00 and $1.43, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

Six Months Ended June 30, 2011
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

Stock Options and Restricted Stock Grants as of June 30, 2011

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

Option activity for the six months ended June 30, 2011 is as follows:

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2010	4,402,547	$1.25
Granted	697,600	1.43
Exercised	—	—
Cancelled	(177,835)	$1.86

Outstanding at June 30, 2011	4,922,312	$1.67	6.02 years	$406

Exercisable at June 30, 2011	2,468,117	$2.01	5.12 years	$139

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2011. There were no options exercised during the six months ended June 30, 2011.

In addition, the Company has historically granted restricted shares under the 2005 Plan as well as out of the Company’s treasury stock. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2010	2,496,775	$1.18
Granted	3,498,310	$1.32
Vested	(1,642,255)	$1.10
Cancelled	(51,649)	$2.93

Non-vested at June 30, 2011	4,301,181	$1.32	$3,699

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at June 30, 2011. During the six months ended June 30, 2011, the aggregate intrinsic value of shares vested was $2,064, determined based on the market price of the Company’s common stock on the respective vesting dates.

At June 30, 2011, 4,121,788 shares were available for grant under the 2005 Plan.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 27% of accounts receivable at December 31, 2010 and 32% of accounts receivable at June 30, 2011. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2010 or June 30, 2011.

R.R. Donnelley & Sons comprised 17% and 26% of the Company’s total revenue for the three months ended June 30, 2010 and 2011, respectively, and 12% and 27% of the Company’s total revenue for the six months ended June 30, 2010 and 2011, respectively. The Company’s other customers are geographically dispersed throughout the United States with no one customer accounting for more than 10% of revenues during the three or six months ended June 30, 2010 and 2011, In addition, the Company has not experienced any significant credit losses to date from any one customer.

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2010 and June 30, 2011, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at two financial institutions with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) ACQUISITION

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

The results of UBmatrix’s operations have been included in the consolidated financial statements since the Acquisition Date. UBmatrix is a leading provider of XBRL-based software solutions for global organizations and enterprises, enabling them to more efficiently and effectively address the challenges of business and financial information management, governance, risk and compliance and external reporting. As a result of the merger, the Company has become a global end-to-end provider of XBRL software, filings services and data. Additional anticipated benefits of the merger include the opportunity to accelerate the Company’s development plans and time to market for new solutions within the highly competitive XBRL market, the potential synergies of combining the XBRL skills, development teams, and sales and marketing organizations of the two companies, and the potential for realizing annual cost savings through consolidation of administrative functions.

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

The following unaudited pro forma financial information for the three months ended June 30, 2010 combines the historical results of the Company and UBmatrix for the three months ended June 30, 2010:

Revenues	$9,971
Net loss	$(5,083)
Net loss per share	$(.17)
Weighted average shares outstanding	29,627

(9) REDEEMABLE PREFERRED STOCK

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

In the event of a liquidation, dissolution or wind up of the Company, the holders of the Series B Preferred Stock are entitled to a liquidation preference equal to the greater of (i) the original purchase price plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at June 30, 2011 is approximately $10,961 based on the market price of the Company’s common stock on that date, 2011.

In the event of a change in control of the Company as defined in the agreement, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price plus all accrued and unpaid dividends thereon, provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued thereon from the issue date through and including the fifth anniversary of the issue date. The amount payable to the Series B stockholders calculated in accordance with the provisions of item (i) of this paragraph at June 30, 2011 would have been approximately $16,125 based on the market price of the Company’s common stock on that date.

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

Series C Preferred Stock

On November 22, 2010, the Company issued a total of 87,016 shares of Series C Preferred Stock, par value $0.01, as a result of the merger with UBmatrix, including the related sale of Series C Preferred Stock consummated in connection with the merger. Each share of Series C Preferred Stock is convertible into a number of shares of the Company’s common stock determined by dividing the sum of the purchase price per share plus accrued dividends by an initial conversion price of $1.45 per share, subject to adjustment. The holders of the Series C Preferred Stock shall be entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series C Preferred Stock are convertible. These shares were initially convertible into 6,001,119 shares of the Company’s common stock.

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

In the event of a liquidation, dissolution or winding up of our company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (1) $100.00 per share of Series C Preferred Stock plus all accrued but unpaid dividends on the Series C Preferred Stock, and (2) the amount payable with respect to such shares of Series C Preferred Stock as if they had been converted into common stock. The amount of liquidation preference calculated in accordance with the provisions of item (ii) of this paragraph at June 30, 2011 is approximately $5,524 based on the market price of the Company’s common stock on that date, 2011.

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

In the event of a change of control, each holder of Series C Stock shall have the right to require the Company to redeem such holder’s shares for cash at a price per share equal to the greater of the (i) the fair market value per share valued as of the date of change of control determined on an as-converted to common stock basis and (ii) the original purchase price of $100.00 plus all accrued and unpaid dividends. The amount payable to the Series C stockholders calculated in accordance with the provisions of item (i) of this paragraph at June 30, 2011 would have been approximately $8,178 based on the market price of the Company’s common stock on that date.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(10) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain for travel and third party consulting expenses related to strategic meetings with the Company which totaled $0 and $53 for the three and six months ended June 30, 2010 and 2011, respectively. During the quarter ended March 31, 2010, the Company reimbursed Bain $154 for costs related to the issuance of the Series B Preferred Stock. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. Effective September 30, 2010 and through March 28, 2011, one of those principals, John M. Connolly, functioned as our interim Chief Executive Officer and President after the resignation of Philip D. Moyer. On March 28, 2011, Mr. Connolly became Chairman of the Company’s Board of Directors. Fees paid to the Bain Board Members or consultants totaled $0 and $23 for the six months ended June 30, 2010 and 2011, respectively.

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

(12) SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS)

OVERVIEW

The Company’s data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. The Company’s XBRL Filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the U.S. Securities and Exchange Commission. The Company’s XBRL analysis tool is a proprietary software tool that assists users in analyzing both the Company’s own proprietary XBRL data sets and industry standard XBRL data files. EDGAR. Consumers of the Company’s information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors. We launched our EDGAR Online web site and began selling our subscription services and establishing contractual relationships with business and financial information web sites to supply EDGAR content in January 1996.

We recognize revenue from providing the following services:

XBRL Filings. One of our data solutions provides partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons and PR Newswire are two of our partners in this channel, whereby we provide services to their customer base for compliance with existing and upcoming SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fee arrangements on a ratable basis as well as per-filing fees as the services are provided. We plan to structure our future partnership agreements on the model we signed with other financial printers in which we receive minimum filings fees and/or minimum XBRL conversions; however, we may from time to time sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests.

XBRL Software. Our XBRL software revenues are derived from the licensing of XBRL software products, the maintenance and support of those software products and the performance of other professional services related to the software. The Company’s software is typically licensed with associated maintenance and support revenues. As there is not sufficient vendor-specific objective evidence to support the separate determination of the fair value of the license fee and undelivered maintenance and support, the total revenues are recognized ratably over a respective support period, dependent on whether the services represent a separate unit of accounting. Revenue is recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, the sale price is fixed or determinable, and collectability is reasonably assured. If any of the criteria have not been met, then revenue is deferred until such time as all criteria have been met.

Data and Solutions. We produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and other data providers. Both our data products and solutions consist of digital data feeds transmitted through various formats including hosted web pages, multiple application programming interfaces, and other response mechanisms. Our data products include, but are not limited to, full access to SEC filings in multiple formats, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trading information, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Our data solutions include the customization of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses. Our data solutions sometimes involve some upfront customization fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided. Upfront customization fees are recorded systematically over the expected customer relationship period.

Subscriptions. Our end-user subscription services include I-Metrix and I-Metrix Professional, EDGAR Pro and EDGAR Access. I-Metrix delivers a web only service while I-Metrix Professional allows a user to do in-depth analysis of companies and industries by providing fundamental data and a suite of tools and models that allow users to search, screen and evaluate the data via the web and a Microsoft Excel add-in. EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced tools for searching corporate reports filed via the SEC’s EDGAR filing system. It is available via multi-seat and enterprise-wide contracts, and may also include add-on services such as global annual reports and conference call transcripts. EDGAR Access, our retail product, has fewer features than EDGAR Pro and is available via single-seat, credit card purchase only. Subscriptions also includes ancillary advertising and e-commerce revenues through the sale of advertising banners, sponsorships and through e-commerce activities such as marketing third party services to the users of our web sites. Revenue from subscription services is recognized ratably over the subscription period, which is typically one year. Advertising and e-commerce revenue is recognized as the services are provided.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2011	2010	2011
Total revenues	100%	100%	100%	100%
Cost of revenues	40	46	37	47

Gross profit	60	54	63	53
Operating expenses:
Sales and marketing	15	19	15	18
Product development	8	24	9	21
General and administrative	47	50	44	52
Severance costs	—	—	2	—
Amortization and depreciation	14	13	15	13

Loss from operations	(24)	(52)	(22)	(51)
Interest and other, net	(2)	(0)	(2)	(1)

Net loss	(26)%	(52)%	(24)%	(52)%

REVENUES

Total revenues for the three months ended June 30, 2011 increased 30% to $6,503 from total revenues of $5,020 for the three months ended June 30, 2010. The net increase in revenues was primarily attributable to a $790, or 46%, increase in XBRL filings revenues and new XBRL software revenue from the UBmatrix acquisition of $735. Total revenues for the six months ended June 30, 2011 increased 33% to $12,487 from total revenues of $9,386 for the six months ended June 30, 2010. The net increase in revenues was primarily attributable to a $2,232, or 83%, increase in XBRL filings revenues and new XBRL software revenue from the UBmatrix acquisition of $1,273, which was offset by a $349, or 12%, decrease in subscriptions revenues.

XBRL FILINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2011	2010	2011
Revenues (in $000s)	$1,733	$2,523	$2,683	$4,915
Percentage of total revenue	35%	39%	29%	39%

The increases in XBRL filings revenues for the three and six months ended June 30, 2011 from the three and six months ended June 30, 2010 was primarily related to the phase-in of SEC rules that require certain companies (“tier 1 companies”) to file their documents in XBRL beginning with the quarter ended after June 15, 2009 and additional companies (“tier 2 companies”) beginning with the quarter ended after June 15, 2010, as well as XBRL conversions from companies that were not required to file with the SEC but nevertheless did. In addition, tier 1 companies were first required to file detailed footnotes in XBRL in the quarter ended June 30, 2011 which increased revenue. The increase is also attributable to new business volume from PR Newswire as a result of the partnership agreement signed in 2010, which contributed no revenues in the quarter ended June 30, 2010. In addition we added revenue from mutual fund risk return business during the quarter ended June 30, 2011, which did not exist in the corresponding quarter of 2010.

XBRL SOFTWARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2011	2010	2011
Revenues (in $000s)	$0	$735	$0	$1,273
Percentage of total revenue	0%	11%	0%	10%

The XBRL software revenues for the three and six months ended June 30, 2011 represents revenue resulting from the UBmatrix acquisition completed in the fourth quarter of 2010. As such, there were no corresponding revenues in the three and six months ended June 30, 2010.

DATA AND SOLUTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2011	2010	2011
Revenues (in $000s)	$1,888	$1,940	$3,811	$3,756
Percentage of total revenue	38%	30%	41%	30%

Data and solutions revenues for the three and six months ended June 30, 2011 were consistent with revenues from the three and six months ended June 30, 2010 primarily due to the annual value of new data and solutions contracts being the same as the annual value of cancelled data and solutions contracts.

SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2010	2011	2010	2011
Revenues (in $000s)	$1,399	$1,305	$2,892	$2,543
Percentage of total revenue	27%	20%	30%	20%

Subscription revenues for the three and six months ended June 30, 2011 decreased from the three and six months ended June 30, 2010 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by substantial business and workforce reductions in the financial services community over the past two years and the continuing slow economic climate in general. While we continue to add new subscribers to all of our subscription products, cancellations continued to exceed these new sales during the referenced periods.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations personnel involved in the creation of XBRL filings and production of data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended June 30, 2011 increased $985, or 48%, to $3,017 from $2,032 for the three months ended June 31, 2010. The net increase in cost of revenues was primarily due to a $217 increase in payroll related expenses associated with handling the increase in our XBRL filings business and $858 of costs associated with the continued start up of our contract with SunGard that we signed in the second half of 2010 to supply additional staff for the filings business. Total cost of revenues for the six months ended June 30, 2011 increased $2,375, or 69%, to $5,837 from $3,462 for the six months ended June 30, 2010. The net increase in cost of revenues was primarily due to a $1,163 increase in payroll related expenses associated with handling the increase in our XBRL filings business and $1,264 of costs associated with the continued start up of our contract with SunGard.

GROSS PROFIT

Gross profit for the three months ended June 30, 2011 increased $498, or 17%, to $3,486 from $2,988 for the three months ended June 30, 2010. The gross profit percentage decreased to 54% for the three months ended June 30, 2011 from 60% for the three months ended June 30, 2010. Gross profit for the six months ended June 30, 2011 increased $726, or 12%, to $6,650 from $5,924 for the six months ended June 30, 2010. The gross profit percentage decreased to 53% for the six months ended June 30, 2011 from 63% from the six months ended June 30, 2010. The decreases in the gross profit percentages were due to the higher costs related to fulfilling XBRL filings, the revenues of which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL service business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing . Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2011 increased $507, or 69%, to $1,239 from $732 for the three months ended June 30, 2010. Sales and marketing expenses for the six months ended June 30, 2011 increased $803, or 56%, to $2,239 from $1,436 for the six months ended June 30, 2010. The net increases were primarily due to increases in payroll related expenses as a result of an increase in the sales personnel compared to the corresponding period in 2010 totaling $448 and $779, respectively, in the three and six months ended June 30, 2011.

Product Development . Product development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended June 30, 2011 increased $1,162, or 275%, to $1,585 from $423 for the three months ended June 30, 2010. Development expenses for the six months ended June 30, 2011 increased $1,770 or 213%, to $2,602 from $832 for the six months ended June 30, 2010. The increases were primarily due to increases in payroll related costs related primarily to the UBmatrix acquisition which was completed in the fourth quarter of 2010, totaling $899 and $1,447, respectively for the three and six months ended June 30, 2011.

General and Administrative . General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2011 increased $845, or 36%, to $3,199 from $2,354 for the three months ended June 30, 2010. The net increase was primarily due to a $625 increase in stock compensation expense and an increase of $443 in payroll related expenses, offset by a $45 reduction in bad debt expense. General and administrative expenses for the six months ended June 30, 2011 increased $2,293, or 55%, to $6,458 from $4,165 for the six months ended June 30, 2010. The net increase was primarily due to a $1,481 increase in stock compensation and an increase of $686 in payroll related expenses.

Severance Costs . In the six months ended June 30, 2010, we accrued $227 of severance costs related to the resignation of our former Chief Financial Officer. As part of the severance agreement, options he held to acquire 50,000 shares vested immediately. As a result, additional paid-in capital was increased by $28 during the quarter ended March 31, 2010 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of this option.

Depreciation and Amortization . Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of finite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2011 increased $126, or 17%, to $850 from $724 for the three months ended June 30, 2010. The increases are a result of amortization expense of $195 related to the amortization of the UBmatrix acquisition intangibles. Depreciation and amortization for the six months ended June 30, 2011 increased $339, or 24%, to $1,727 from $1,388 for the six months ended June 30, 2010. The increases are a result of amortization expense of $390 related to the amortization of the UBmatrix acquisition intangibles.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3,435 for the six months ended June 30, 2011 compared to net cash used by operations of $749 for the six months ended June 30, 2010, primarily due to the increase in net loss for the six months ended June 30, 2011 and a growth in accounts receivable related to the XBRL filings business increase during the period.

Net cash used in investing activities was $1,226 for the six months ended June 30, 2011 compared to net cash used in investing activities of $1,557 for the six months ended June 30, 2010. The decrease for the six months ended June 30, 2011 was primarily due to a $197 decrease in capitalized product development costs.

Net cash provided by financing activities was $563 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $11,052 for the six months ended June 30, 2010.

We were party to a Financing Agreement with Rosenthal and Rosenthal, Inc. (“Rosenthal”) for additional working capital. We were required to maintain certain collateral ratios and financial covenants under the agreement, as amended. At March 31, 2011, the entire balance of $1,313 was classified as the current portion of long-term debt. Interest expense under the Agreement totaled $69 and $53 for the three months ended March 31, 2010 and 2011, respectively. We were in compliance with the required ratios and covenants, as amended, at March 31, 2011. The Financing Agreement was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. The Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (SVB) on May 3, 2011 for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. Interest on borrowings under the term loan is payable at the published Wall Street Journal prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the published Wall Street Journal prime rate plus 1.25%. Commencing October 1, 2011 the Company is required to repay the term loan in 36 equal monthly amounts. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property.

At June 30, 2011, we had cash and cash equivalents on hand of $6,667. We had no off-balance sheet arrangements at June 30, 2011. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B and Series C preferred stock issuances, new bank credit facilities, and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2011, and may incur additional losses in 2012. At June 30, 2011, we had an accumulated deficit of approximately $79 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2010, to achieve profitability we will need to continue to increase revenues substantially through implementation of our growth strategy and/or reduce expenses significantly. Revenues for six months ended June 30, 2011 totaled $12.5 million. We cannot assure you that our revenues will grow or that we will achieve or maintain profitability in the future.

In 2010, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 27% of our total revenues for the six months ended June 30, 2011 and 31% for the year ended December 31, 2010 due to our partnership in which, pursuant to a Services Agreement between us and R.R. Donnelley, we jointly offer public companies a compliance solution for financial reporting in XBRL.

On May 10, 2011, we entered into Amendment No. 3 (the “Amendment”) to the Services Agreement. Amendment No. 3 extends the term of the Services Agreement, as previously amended, through December 31, 2013 (as so amended, the “Initial Term”) and amends the flat and variable fee structure of the Services Agreement so that it now features annual minimum fees and volume requirements per tier group as defined in the U.S. Securities and Exchange Commission’s XBRL mandate. Amendment No. 3 also provides for volume-based discounts and overage charges under certain circumstances and terms and fees for additional services we may provide to R.R. Donnelley and/or its customers upon request, including consulting and other taxonomy services.

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

The Services Agreement is non-exclusive for both parties, and as such we cannot guarantee that R.R. Donnelley & Sons will continue to provide us with all of their XBRL assignments, or will not chose another outside organization to translate its XBRL filings. In addition, because R.R. Donnelley & Sons purchased Bowne & Co., Inc., a provider of shareholder and marketing communications services, in November 2010, and in doing so acquired Bowne & Co., Inc.’s in-house XBRL solution, we cannot assure you that R.R. Donnelley & Sons will continue to use any external XBRL provider. In addition, our costs relating to the joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the R.R. Donnelley & Sons partnership not as profitable as we expect. Also, any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss or decrease in business of the significant relationship we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, and/or if the partnership is not as long or lucrative as we expect could have a material adverse effect on our financial results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description

10.1	Financing Agreement dated May 3, 2011 between Silicon Valley Bank and the Registrant (1)

10.2	Amendment No. 3 to Services Agreement, dated May 10, 2011, between R.R. Donnelley & Sons Company and the Registrant@*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2011, and incorporated by reference herein.

@	[Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.]
*	filed or furnished herewith, as the case may be
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity June 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	EDGAR ONLINE, INC.

	By:	/s/ ROBERT J. FARRELL
Robert J. Farrell Chief Executive Officer and President

	By:	/s/ DAVID J. PRICE
David J. Price Chief Financial Officer