Form 10-Q
period 2011-09-30
EDGAR ONLINE INC
filed 2011-11-10
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

EDGAR Online, Inc.

(Exact name of registrant as specified in its charter)

001-32194

(Commission File Number)

Delaware	06-1447017
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

11200 Rockville Pike, Suite 310, Rockville, Maryland 20852

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

Number of shares of common stock outstanding at November 10, 2011: 35,215,078 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Forward Looking Statements

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see” or “will,” or similar words. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the “Risk Factors” section of this report, and our Annual Report on Form 10-K for the year ended December 31, 2010, as well as the other information in our periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We do not undertake to update any forward-looking statements made in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 31, 2010	September 30, 2011

ASSETS
Cash and cash equivalents	$10,765	$6,682
Short-term investments	226	229
Accounts receivable, less allowance of $527 at December 31, 2010 and $750 at September 30, 2011	3,988	5,026
Other current assets	218	647

Total current assets	15,197	12,584
Property and equipment, net of accumulated depreciation and amortization of $9,429 at December 31, 2010 and $11,033 at September 30, 2011	3,863	3,769
Goodwill	7,665	7,328
Other intangible assets, net of accumulated amortization of $13,344 at December 31, 2010 and $14,067 at September 30, 2011	3,066	2,563
Other assets	458	454

Total assets	$30,249	$26,698

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$3,879	$5,826
Deferred revenues	4,468	4,817
Current portion of long-term debt	1,437	667

Total current liabilities	9,784	11,310
Long-term debt	—	1,333
Other long-term liabilities	233	298

Total liabilities	10,017	12,941

Commitments and contingencies	—	—
Redeemable preferred stock—Series B, convertible, $0.01 par value, 120,000 shares authorized and outstanding at December 31, 2010 and September 30, 2011; liquidation preference of 14,474 at December 31, 2010 and 14,403 at September 30, 2011	12,299	13,717
Redeemable preferred stock—Series C, convertible, $0.01 par value, 90,000 shares authorized and 87,016 shares outstanding at December 31, 2010 and September 30, 2011; liquidation preference of 7,749 at December 31, 2010 and 9,578 at September 30, 2011	7,132	8,084

Stockholders’ equity (deficit):
Preferred stock—Series A, $0.01 par value, 500,000 shares authorized at December 31, 2010 and September 30, 2011; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized at December 31, 2010 and September 30, 2011, 29,441,339 shares issued and 28,482,921 shares outstanding at December 31, 2010 and 35,498,496 shares issued and 35,215,078 shares outstanding at September 30, 2011	294	355
Additional paid-in capital	78,201	77,423
Accumulated deficit	(76,015)	(85,216)
Treasury stock, at cost, 958,418 shares at December 31, 2010 and 283,418 at September 30, 2011	(1,679)	(606)

Total stockholders’ equity (deficit)	801	(8,044)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$30,249	$26,698

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenues:
XBRL filings	1,959	3,956	4,642	8,872

XBRL software	—	570	—	1,843
Data and solutions	1,892	1,887	5,703	5,643
Subscriptions	1,307	1,226	4,199	3,769

Total revenues	5,158	7,639	14,544	20,127
Cost of revenues	2,244	3,459	5,706	9,297

Gross profit	2,914	4,180	8,838	10,830

Operating expenses:
Sales and marketing	527	855	1,963	2,567
Product development	440	1,399	1,272	4,001
General and administrative	2,634	3,464	6,799	10,449
Severance costs	211	341	438	341
Amortization and depreciation	801	792	2,189	2,519

	4,613	6,851	12,661	19,877

Loss from operations	(1,699)	(2,671)	(3,823)	(9,047)
Interest and other, net	(65)	(71)	(221)	(154)

Net loss	(1,764)	(2,742)	(4,044)	(9,201)
Dividends on preferred stock	(346)	(764)	(921)	(1,926)

Accretion on preferred stock	(19)	(176)	(47)	(443)

Net loss to common shareholders	$(2,129)	$(3,682)	$(5,012)	$(11,570)

Weighted average shares outstanding—basic	26,972	30,955	26,929	30,127

Weighted average shares outstanding—diluted	26,972	30,955	26,929	30,127

Net loss per share—basic	$(0.08)	$(0.12)	$(0.19)	$(0.38)

Net loss per share—diluted	$(0.08)	$(0.12)	$(0.19)	$(0.38)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2010	29,441,339	$294	958,418	$(1,679)	$78,201	$(76,015)	$801
Net loss	—	—	—	—	—	(9,201)	(9,201)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(1,135)	—	(1,135)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	(283)	—	(283)
Accrued dividends on Series C Preferred Stock	—	—	—	—	(791)	—	(791)
Accretion from original FMV to redemption value on Series C Preferred Stock	—	—	—	—	(160)	—	(160)
Stock-based compensation	—	—	—	—	2,725	—	2,725
Restricted stock issued*	6,057,157	61	(675,000)	1,073	(1,134)	—	—

Balance at September 30, 2011	35,498,496	$355	283,418	$(606)	$77,423	$(85,216)	$(8,044)

*	Included in Restricted stock issued are the restricted shares granted to David Price, John Connolly and Robert Farrell of 675,000, 558,541 and 3,448,310, respectively, granted in July 2010, November 2010 and March 2011, respectively.

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(4,044)	$(9,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,254	1,737
Amortization of intangible assets	935	782
Stock-based compensation	664	2,725
Equity-based severance charges	28	—
Provision for losses on trade accounts receivable	405	338
Amortization of capitalized product costs	149	29
Amortization of deferred financing costs and discount	62	8
Loss on disposal of fixed assets	—	43
Changes in assets and liabilities:
Accounts receivable	(1,140)	(1,376)
Other, net	27	(480)
Accounts payable and accrued expenses	240	1,947
Deferred revenues	(4)	408
Long-term payables	(10)	65

Total adjustments	2,610	6,226

Net cash used in operating activities	(1,434)	(2,975)

Cash flows from investing activities:
Capital expenditures	(490)	(601)
Capitalized product development costs	(1,597)	(1,077)
Proceeds from disposal of fixed assets	—	10
Short-term investments	(4)	(3)

Net cash used in investing activities	(2,091)	(1,671)

Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	12,000	—
Costs incurred in connection with issuance of Series B Preferred Stock	(768)	—
Proceeds from exercise of stock options and warrants	70	—
Proceeds from notes payable issued	—	2,000
Payments of notes payable	(375)	(1,437)

Net cash provided by financing activities	10,927	563

Net increase (decrease) in cash and cash equivalents	7,402	(4,083)
Cash and cash equivalents at beginning of period	2,101	10,765

Cash and cash equivalents at end of period	$9,503	$6,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$115	$105
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$921	$1,926
Accretion of issuance costs on Series B Preferred Stock	$301	$283
Accretion of Fair Market Value to redemption value on Series C Preferred Stock.	$0	$160

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

(1) BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of EDGAR Online, Inc. and its subsidiaries (“EDGAR Online” or “the Company”). All significant intercompany accounts are eliminated upon consolidation. EDGAR Online was incorporated in the State of Delaware in November 1995 under the name Cybernet Data Systems, launched its EDGAR Online website in January 1996, and went public in May 1999 under its current name. EDGAR Online is a leading provider of XBRL (eXtensible Business Reporting Language) filing services, software, data sets and analysis tools. The Company’s data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. The Company’s XBRL Filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the U.S. Securities and Exchange Commission (“SEC”). The Company’s XBRL analysis tool is a proprietary software tool that assists users in analyzing both the Company’s own proprietary XBRL data sets and industry standard XBRL data files. EDGAR Online delivers its data and analysis products via online subscriptions, as data licenses directly to end-users, embedded in other web sites and through a variety of redistributors. The Company delivers its XBRL filings services primarily through partnerships with financial printers and other providers of SEC compliance services. Consumers of the Company’s information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations and individual investors.

The unaudited interim financial statements of the Company as of September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2011, the results of its operations for the three and nine months ended September 30, 2010 and 2011 and changes in cash flows for the nine months ended September 30, 2010 and 2011, as well as the changes in common stockholders’ equity (deficit) for the nine months ended September 30, 2011. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the expected results for the full 2011 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC in March 2011. The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements as of that date.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts, assumptions used in calculating stock compensation expense, the fair values of goodwill and other intangible assets and the estimated useful lives of intangible assets.

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

(3) LOSS PER SHARE

Loss per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the Series B and Series C Preferred Stock to be participating securities because they include rights to participate in dividends with the common stock on a one for one basis, with the holders of Series B and Series C Preferred Stock deemed to have common stock equivalent shares based on a current conversion price of $1.10 and $1.45, respectively. In applying the two-class method, earnings are allocated to common stock shares and Series B and Series C Preferred Stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Since losses are not allocated to Series B or Series C Preferred Stock shares, the two-class method results in the same loss per common share calculated using the basic method for the periods presented in these financial statements.

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

Diluted net loss per share is the same as basic net loss per share amounts for the three and nine months ended September 30, 2010 and 2011 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants of 3,483,025 and 9,460,793 for the three and nine months ended September 30, 2010, 10,160,706 and 8,653,448 for the three and nine months ended September 30, 2011. Additionally the diluted net loss per share does not include 11,746,727 and 19,516,260 common shares issuable under the conversion provisions of our Series B and Series C Preferred Stock at September 30, 2010 and 2011, respectively.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (“Costs of Software to be Sold, Leased, or Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in property and equipment) totaled $39 and $115 at December 31, 2010 and September 30, 2011, respectively. Related amortization expense, included in cost of revenues, totaled $40 and $10 in the three months ended September 30, 2010 and 2011, respectively, and $149 and $29 in the nine months ended September 30, 2010 and 2011, respectively.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (“Internal-Use Software”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $2,707 and $2,401 at December 31, 2010 and September 30, 2011, respectively. Related amortization expense totaled $333 and $417 in the three months ended September 30, 2010 and 2011, respectively, and $796 and $1,276 in the nine months ended September 30, 2010 and 2011, respectively.

(5) LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement was payable at variable rates of interest over the published JPMorgan Chase prime rate. The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. Interest expense under the Agreement, totaled $58 and $0 for the three months ended September 30, 2010 and 2011, respectively, and $211 and $54 for the nine months ended September 30, 2010 and 2011, respectively.

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. The term loan is repayable in 36 equal monthly installments commencing October 1, 2011. Interest on borrowings under the term loan is payable at the published Wall Street Journal prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the published Wall Street Journal prime rate plus 1.25%. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property. Interest expense under the Credit Facilities, totaled $0 and $26 for the three months ended September 30, 2010 and 2011, respectively, and $0 and $42 for the nine months ended September 30, 2010 and 2011, respectively.

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (“Awards Classified as Equity”). The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the three and nine months ended September 30, 2010 and 2011 was recognized in the following income statement expenses:

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cost of revenues	$7	$13	$24	$34
Sales and marketing	31	44	97	219
Product development	16	65	55	168
General and administrative	230	566	488	2,304

Total stock compensation expense	$284	$688	$664	$2,725

This expense increased the Company’s net loss per share by $0.01 and $0.02 in the three months ended September 30, 2010 and 2011, respectively, and by $0.02 and $0.09 in the nine months ended September 30, 2010 and 2011, respectively.

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended September 30, 2010 and September 30, 2011, was $0.73 and $0.68, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2010 and 2011 were $1.20 and $0.81 respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Nine Months Ended September 30,
	2010	2011
Expected dividend yield	0.0%	0.0%
Expected volatility	75%	81%
Risk-free interest rate	2.63-3.00%	2.31-3.48%
Expected life in years	6	6.3

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

Stock Options and Restricted Stock Grants as of September 30, 2011

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

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have a ten year contractual term.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

Option activity for the nine months ended September 30, 2011 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2010	4,402,547	$1.25
Granted	1,702,600	1.16
Exercised	—	—
Cancelled	(1,401,142)	$2.29

Outstanding at September 30, 2011	4,704,005	$1.54	7.37 years	$0

Exercisable at September 30, 2011	2,118,146	$2.03	4.85 years	$0

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at September 30, 2011. There were no options exercised during the nine months ended September 30, 2011.

In addition, the Company has historically granted restricted shares under the 2005 Plan as well as out of the Company’s treasury stock. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity for the nine months ended September 30, 2011 was as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2010	2,496,775	$1.18
Granted	3,498,310	$1.32
Vested	(1,991,569)	$1.13
Cancelled	(54,073)	$1.54

Non-vested at September 30, 2011	3,949,443	$1.33	$2,370

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at September 30, 2011. During the nine months ended September 30, 2011, the aggregate intrinsic value of shares vested was $2,423, determined based on the market price of the Company’s common stock on the respective vesting dates.

At September 30, 2011, 4,489,161 shares were available for grant under the 2005 Plan.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 26% of accounts receivable at December 31, 2010 and 19% of accounts receivable at September 30, 2011. PR Newswire accounted for 26% of accounts receivable at December 31, 2010 and 16% of accounts receivable at September 30, 2011. There was no other single customer that accounted for more than 10% of accounts receivable at December 31, 2010 or September 30, 2011.

R.R. Donnelley & Sons comprised 36% and 29% of the Company’s total revenue for the three months ended September 30, 2010 and 2011, respectively, and 31% and 27% of the Company’s total revenue for the nine months ended September 30, 2010 and 2011, respectively. The Company’s other customers are geographically dispersed throughout the United States with no single customer accounting for more than 10% of revenues during the three or nine months ended September 30, 2010 and 2011, In addition, the Company has not experienced any significant credit losses to date from any one customer.

The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2010 and September 30, 2011, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company maintains a cash balance at two financial institutions with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) SEVERANCE COSTS

On September 1, 2011, the employment of our former Chief Technology Officer was terminated effective September 30, 2011. As part of the separation and release agreement with this individual, the Company will pay severance of $263 over a twelve-month period. In addition, as part of the agreement, 10,000 unvested options immediately vested on September 30, 2011. As a result, the Company recorded severance costs totaling $263 and additional paid-in capital was increased by $0.72 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. At September 30, 2011 there are $341 of severance costs payable through September 30, 2012 included in accrued expenses.

(9) ACQUISITION

On November 22, 2010 (“the Acquisition Date”), the Company completed a merger with UBmatrix, Inc., a Washington corporation (“UBmatrix”). As a result, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”) and an aggregate of 2,685,088 shares of the Company’s common stock (the “Common Stock”). Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while 1,622,042 shares of the Common Stock were paid into escrow to secure the post-closing indemnification obligations of the UBmatrix stockholders. The common stock issued in connection with the merger included 1,190,056 shares issuable to certain employees of UBmatrix who joined the Company as of the closing and 1,495,032 shares issuable to the stockholders, former Chief Financial Officer and service providers of UBmatrix. The shares issuable to the UBmatrix employees were issued pursuant to the 2005 Plan, and, except in one case as described in the following sentence, were subject to restrictions on vesting that will last through the recipients’ initial 12 months of employment with us. The stock issued without restriction consists of 60,586 shares of our common stock issued to the former Chief Financial Officer of UBmatrix, who was only employed by the combined entity through February 2011, and was issued as payment for unpaid past bonuses. Also in connection with the merger, the Company entered into a purchase agreement with certain stockholders of UBmatrix to issue and sell 12,637 shares of the Company’s Series C Preferred Stock for an aggregate purchase price of $2,000. In recording the purchase, we combined the merger and the stock purchase as if they were a single transaction in estimating the value of the shares issued as they were mutually dependent.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

(10) REDEEMABLE PREFERRED STOCK

Series B Preferred Stock

On January 28, 2010, the Company sold 120,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) to Bain Capital Venture Integral Investors, LLC (“Bain”) for $100.00 per share, for total proceeds of $12,000. The carrying value of the Series B Preferred Stock is reduced by the stock issuance costs and any discounts related to preferred dividends and is then accreted back to redemption value over the eight year redemption period.

The Series B Preferred Stock receives a compounding, cumulative, paid-in-kind dividend of 11.44% per annum. Following the fifth anniversary of the issuance of the Series B Preferred Stock, the dividend will no longer accrue. The dividends are cumulative, whether or not declared, accrue daily and compound annually. The dividends on the Series B Preferred Stock shall not be paid in cash.

Each share of Series B Preferred Stock is convertible at any time at the option of the holder thereof into a number of shares of the Company’s common stock determined by dividing the (i) original purchase price per share of $100.00 plus accrued but unpaid dividends by (ii) an initial conversion price of $1.10 per share, subject to adjustments for stock splits and combinations, dividends and distributions, reclassifications, exchanges or substitutions, mergers or reorganizations, and similar events. The shares of Series B Preferred Stock are not, however, convertible to the extent that such conversion would result in Bain and its affiliates owning in excess of 19.9% of the shares of the Company’s voting power. The Company evaluated the conversion feature of the Series B Preferred Stock and determined that it did not have to be recorded as a liability. To the extent that at any time sufficient shares of common stock are not available for the purpose of effecting the conversion of Series B Preferred Stock, a holder of Series B Preferred Stock may elect to require the Company to redeem such holder’s shares of Series B Preferred Stock (but only to the extent sufficient shares of common stock are not available).

Each holder of Series B Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which such holder’s Series B Preferred Stock is convertible, but subject to the same limitation on conversion as set forth in the preceding paragraph.

On or at any time after the eighth anniversary of the Series B Preferred Stock Purchase Agreement (being January 28, 2018), if requested by holders of at least a majority of the then outstanding Series B Preferred Stock, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all the Series B Preferred Stock for cash, at a redemption price equal to the original purchase price of $100.00, plus all accrued and unpaid dividends thereon.

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series B Preferred Stock, the holders of the Series B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The aggregate amount of the Series B Preferred Stock liquidation preference at September 30, 2011, calculated in accordance with the provisions of item (i) of this paragraph is approximately $14,403.

In the event of a change in control of the Company as defined in the Series B Preferred Stock designation, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price of $100.00 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued on the Series B Preferred Stock from the issue date through and including the fifth anniversary of the issue date. The aggregate amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at September 30, 2011 would have been approximately $20,625.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The redemption value of the Series B Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are exercised, at December 31 of each of the succeeding four year periods and at the fifth anniversary of the Agreement is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2011	$14,785	13,441,182
2012	$16,481	14,983,182
2013	$18,367	16,697,273
2014	$20,468	18,607,545
January 28, 2015	$20,625	18,750,000

Series C Preferred Stock

On November 22, 2010, the Company issued a total of 87,016 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) in connection with the merger with UBmatrix, including the related sale of Series C Preferred Stock consummated in connection with the merger, at a per share purchase price of $100.00. The carrying value of the Series C Preferred Stock is reduced by the stock issuance costs and any discounts related to preferred dividends and is then accreted back to redemption value over the eight year redemption period.

The Series C Preferred Stock receives a compounding, cumulative, paid-in-kind dividend of 11.66% per annum. Following January 28, 2015 the dividend will no longer accrue. The dividends are cumulative, whether or not declared, accrue daily and compound annually. The dividends on the Series C Preferred Stock shall not be paid in cash.

Each share of Series C Preferred Stock is convertible at any time at the option of the holder thereof into a number of shares of the Company’s common stock determined by dividing the (i) original purchase price per share of $100.00, plus all accrued but unpaid dividends by (ii) an initial conversion price of $1.45 per share, subject to adjustments for stock splits and combinations, dividends and distributions, reclassifications, exchanges or substitutions, mergers or reorganizations, and similar events. The Company evaluated the conversion feature of the Series C Preferred Stock and determined that it did not have to be recorded as a liability. To the extent that at any time sufficient shares of common stock are not available for the purpose of effecting the conversion of Series C Preferred Stock, a holder of Series C Preferred Stock may elect to require the Company to redeem such holder’s shares of Series C Preferred Stock (but only to the extent sufficient shares of common stock are not available).

Each holder of Series C Preferred Stock is entitled to a number of votes equal to the number of shares of common stock into which such holder’s Series C Preferred Stock is convertible.

On or at any time after the earlier of (i) the date on which the holders of the Series B Preferred Stock notify the Company of their election to require the redemption of the Series B Preferred Stock in accordance with its terms, or (ii) the eighth anniversary of the issuance date of the Series C Preferred Stock (being November 22, 2018), if requested by holders of at least a majority of the then outstanding Series C Preferred Stock, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all the Series C Preferred Stock for cash, at a redemption price equal to the original purchase price of $100.00, plus all accrued and unpaid dividends thereon.

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series C Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock). The aggregate amount of the Series C Preferred Stock liquidation preference at September 30, 2011, calculated in accordance with the provisions of item (i) of this paragraph is approximately $9,578.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE DATA)

In the event of a change in control of the Company as defined in the Series C Preferred Stock designation, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series C Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series C Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock) and (ii) the original purchase price of $100 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to January 28, 2015, accrued and unpaid dividends will include all dividends that would have accrued on the Series C Preferred Stock from the issue date through and including January 28, 2015. The aggregate amount payable to the Series C stockholders calculated in accordance with the provisions of item (ii) of this paragraph at September 30, 2011 would have been approximately $13,817.

The redemption value of the Series C Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are exercised, at December 31 of each of the succeeding four year periods and at January 28, 2015 is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2011	$9,837	6,784,315
2012	$10,988	7,577,534
2013	$12,269	8,461,074
2014	$13,699	9,447,635
January 28, 2015	$13,817	9,529,123

(11) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain for travel and third party consulting expenses related to strategic meetings with the Company which totaled $0 and $37 for the three months ended September 30, 2010 and 2011, respectively, and $0 and $90 for the nine months ended September 30, 2010 and 2011, respectively. During the quarter ended March 31, 2010, the Company reimbursed Bain $154 for costs related to the issuance of the Series B Preferred Stock. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. Effective September 30, 2010 and through March 28, 2011, one of those principals, John M. Connolly, functioned as our interim Chief Executive Officer and President after the resignation of Philip D. Moyer. On March 28, 2011, Mr. Connolly became Chairman of the Company’s Board of Directors. Fees paid to the Bain Board Members or consultants totaled $0 and $44 for the nine months ended September 30, 2010 and 2011, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, an update was issued to the Fair Value Measurements and Disclosures Topic, ASC 820, ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which requires new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update was effective for the Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. On January 1, 2011 the Company adopted this update, which did not have a material impact on the disclosures to the condensed consolidated financial statements.

In December 2010, an update was made to the Intangibles — Goodwill and Other Topic, ASC 350, ASU 2010-28, “Goodwill Impairment Testing in Reporting Units with a Zero or Negative Carrying Amount,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. We do not foresee this accounting update having a material effect on our consolidated financial statements in future periods, although that could change.

The FASB recently issued ASU 2011-05, Presentation of Comprehensive Income, which requires entities to present comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Entities will no longer have the option under U.S. GAAP to present components of other comprehensive income (OCI) as part of the statement of changes in shareholders’ equity. In addition, the amended guidance requires entities to show the effects of items reclassified from OCI to net income on the face of the financial statements. Public entities are required to adopt the amended guidance in fiscal years, and in interim periods within those years, beginning after December 15, 2011. Nonpublic entities must adopt the guidance in fiscal years ending after December 15, 2012 and in interim and annual periods thereafter. Early adoption is permitted, and retrospective application is required. The adoption of these changes had no impact on our consolidated financial statements.

The amendments to ASC 350-20, Intangibles–Goodwill and Other: Goodwill simplified the current two-step goodwill impairment test previously required by ASC 350-20, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The adoption of these changes had no impact on our consolidated financial statements.

On February 28, 2011, the Company adopted changes to the disclosure of pro forma information for business combinations ASU 2010-29, “Business Combinations — Disclosure of Supplementary Pro-Forma Information”, issued by the FASB. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010. See Note 3 — “Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. The adoption of these changes had no impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2011	2010	2011
Total revenues	100%	100%	100%	100%
Cost of revenues	44	45	39	46

Gross profit	56	55	61	54
Operating expenses:
Sales and marketing	10	11	13	12
Product development	8	18	9	20
General and administrative	51	45	47	52
Severance costs	4	5	3	2
Amortization and depreciation	16	10	15	13

Loss from operations	(33)	(34)	(26)	(45)
Interest and other, net	(1)	(1)	(2)	(1)

Net loss	(34)%	(35)%	(28)%	(46)%

REVENUES

Total revenues for the three months ended September 30, 2011 increased 48% to $7,639 from total revenues of $5,158 for the three months ended September 30, 2010. The net increase in revenues was primarily attributable to a $1,997, or 102%, increase in XBRL filings revenues and new XBRL software revenue from the UBmatrix acquisition of $570. Total revenues for the nine months ended September 30, 2011 increased 38% to $20,127 from total revenues of $14,544 for the nine months ended September 30, 2010. The net increase in revenues was primarily attributable to a $4,230, or 91%, increase in XBRL filings revenues and new XBRL software revenue from the UBmatrix acquisition of $1,843, which was offset by a $430, or 10%, decrease in subscriptions revenues. Data and Solutions revenues remain flat year over year.

XBRL FILINGS

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2011	2010	2011
Revenues (in $000s)	$1,959	$3,956	$4,642	$8,872
Percentage of total revenue	38%	52%	32%	44%

The increases in XBRL filings revenues for the three and nine months ended September 30, 2011 from the three and nine months ended September 30, 2010 was primarily related to the phase-in of SEC rules that required certain companies (“tier 1 companies”) to file their documents in XBRL beginning with the quarter ended after June 15, 2009 and additional companies (“tier 2 companies”) beginning with the quarter ended after June 15, 2010 and further additional companies (“tier 3 companies”) beginning with the quarter ended after June 15, 2011. In addition, tier 2 companies were first required to file detailed footnotes in XBRL beginning in the quarter ended after June 15, 2011 which increased revenue. The increase is also attributable to new business volume from PR Newswire as a result of the partnership agreement signed in 2010, which contributed no revenues in the quarter ended September 30, 2010.

XBRL SOFTWARE

	10	10	10	10
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2011	2010	2011
Revenues (in $000s)	$0	$570	$0	$1,843
Percentage of total revenue	0%	7%	0%	9%

The XBRL software revenues for the three and nine months ended September 30, 2011 represents revenue resulting from the UBmatrix acquisition completed in the fourth quarter of 2010. As such, there were no corresponding revenues in the three and nine months ended September 30, 2010.

DATA AND SOLUTIONS

	10	10	10	10
	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2011	2010	2011
Revenues (in $000s)	$1,892	$1,887	$5,703	$5,643
Percentage of total revenue	37%	25%	39%	28%

Data and solutions revenues for the three and nine months ended September 30, 2011 were consistent with revenues from the three and nine months ended September 30, 2010 primarily due to the annual value of new data and solutions contracts being the same as the annual value of cancelled data and solutions contracts.

SUBSCRIPTIONS

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30,
	2010	2011	2010	2011
Revenues (in $000s)	$1,307	$1,226	$4,199	$3,769
Percentage of total revenue	25%	16%	29%	19%

Subscription revenues for the three and nine months ended September 30, 2011 decreased from the three and nine months ended September 30, 2010 due to decreased sales of our premium subscription products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our data service for retail investors. Our subscription business has been impacted by substantial business and workforce reductions in the financial services community over the past two years and the continuing slow economic climate in general. While we continue to add new subscribers to all of our subscription products, cancellations continued to exceed these new sales during the referenced periods but at a much lower rate in the 3 month period ending September 30, 2011 than in the 6 month period ending June 30, 2011.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations personnel involved in the creation of XBRL filings and production of data sets, fees paid to our external providers of personnel in the creation of filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended September 30, 2011 increased $1,215, or 54%, to $3,459 from $2,244 for the three months ended September 30, 2010. The net increase in cost of revenues was primarily due to a $900 increase in payroll related expenses associated with handling the increase in our XBRL filings business and $200 increase in fees paid to our external providers of personnel. Total cost of revenues for the nine months ended September 30, 2011 increased $3,590, or 63%, to $9,296 from $5,706 for the nine months ended September 30, 2010. The net increase in cost of revenues was primarily due to a $3,396 increase in payroll related expenses associated with handling the increase in our XBRL filings business and $195 of costs associated with the continued start up of our contract with SunGard, our external provider of personnel in the creation of filings.

GROSS PROFIT

Gross profit for the three months ended September 30, 2011 increased $1,266, or 43%, to $4,180 from $2,914 for the three months ended September 30, 2010. The gross profit percentage of 55% for the three months ended September 30, 2011 was consistent with 56% for the three months ended September 30, 2010. Gross profit for the nine months ended September 30, 2011 increased $1,992, or 23%, to $10,830 from $8,838 for the nine months ended September 30, 2010. The gross profit percentage decreased to 54% for the nine months ended September 30, 2011 from 61% for the nine months ended September 30, 2010. The decreases in the gross profit percentages were due to the higher costs related to fulfilling XBRL filings, the revenues of which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL filings business since the gross profit margins related to the XBRL filings business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing . Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended September 30, 2011 increased $328, or 62%, to $855 from $527 for the three months ended September 30, 2010. Sales and marketing expenses for the nine months ended September 30, 2011 increased $604, or 31%, to $2,567 from $1,963 for the nine months ended September 30, 2010. The net increases were primarily due to increases in payroll related expenses as a result of an increase in the sales personnel.

Product Development . Product development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended September 30, 2011 increased $959, or 218%, to $1,399 from $440 for the three months ended September 30, 2010. Development expenses for the nine months ended September 30, 2011 increased $2,729 or 215%, to $4,001 from $1,272 for the nine months ended September 30, 2010. The increases were primarily due to increases in payroll related costs related primarily to the UBmatrix acquisition which was completed in the fourth quarter of 2010, totaling $878 and $2,462, respectively for the three and nine months ended September 30, 2011. A major contributing factor to this increase is the amount of Product Development labor that has been capitalized has gone down $520 for the nine months ended September 30, 2011.

General and Administrative . General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended September 30, 2011 increased $830, or 32%, to $3,464 from $2,634 for the three months ended September 30, 2010. The net increase was primarily due to a $150 increase in stock compensation expense and an increase of $225 in payroll related expenses. General and administrative expenses for the nine months ended September 30, 2011 increased $3,650, or 54%, to $10,449 from $6,799 for the nine months ended September 30, 2010. The net increase was primarily due to a $2,000 increase in stock compensation and an increase of $686 in payroll related expenses.

Severance Costs . In the three months ended September 30, 2011, we accrued $341 of severance costs related to the termination of employment of our former Chief Technology Officer and our former Deputy General Counsel.

Depreciation and Amortization . Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of finite lived intangible assets. Depreciation and amortization for the three months ended September 30, 2011 of $792 was consistent with $801 for the three months ended September 30, 2010. Depreciation and amortization for the nine months ended September 30, 2011 increased $330, or 15%, to $2,519 from $2,189 for the nine months ended September 30, 2010. However $532 of amortization is related to the UBmatrix acquisition intangibles, so in fact Depreciation has decreased by $202 from the prior year for the nine months ending September 30, 2011 offset by other assets fully depreciating.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $2,975 for the nine months ended September 30, 2011 compared to net cash used by operations of $1,434 for the nine months ended September 30, 2010, primarily due to the increase in net loss for the nine months ended September 30, 2011 and a growth in accounts receivable related to the XBRL filings business increase during the period.

Net cash used in investing activities was $1,671 for the nine months ended September 30, 2011 compared to net cash used in investing activities of $2,091 for the nine months ended September 30, 2010. The decrease for the nine months ended September 30, 2011 was primarily due to a $520 decrease in capitalized product development costs.

Net cash provided by financing activities was $563 for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $10,927 for the nine months ended September 30, 2010.

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

At September 30, 2011, we had cash and cash equivalents on hand of $6,682. We had no off-balance sheet arrangements at September 30, 2011. Our operations continue to be cash flow negative and as such our existing capital resources may not be sufficient for funding working capital, capital expenditures and debt obligations for the next 12 months. We intend to implement certain operational measures, including operating expense reductions, the launch of a new, higher margin software product and initiatives to drive higher margins from our XBRL filings business in order to preserve cash and move our operations to become cash flow positive. Thereafter, if the remaining cash from the proceeds from our Series B and Series C preferred stock issuances, new bank credit facilities, and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

We have never operated at a profit and we anticipate incurring a loss in 2011, and may incur additional losses in 2012. At September 30, 2011, we had an accumulated deficit of approximately $85.2 million. As a result, we will need to significantly increase our revenues to achieve and sustain profitability. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

If we fail to increase revenues, we will not achieve or maintain profitability.

Even though our revenues have increased from $14.2 million in 2005 to $19.5 million in 2010, to achieve profitability we will need to continue to increase revenues substantially through the implementation of our growth strategy and/or reduce expenses significantly. Revenues for the nine months ended September 30, 2011 totaled $20.1 million. We cannot assure you that our revenues will continue to grow or that we will achieve or maintain profitability in the future.

In 2011, we derived a significant portion of our total revenue from our partnership with R.R. Donnelley & Sons. We cannot guarantee the continuance of this revenue stream or, if it does continue, that it will remain as significant.

Sales to R.R. Donnelley & Sons accounted for 27% of our total revenues for the nine months ended September 30, 2011 and 31% for the year ended December 31, 2010 due to our partnership in which, pursuant to a Services Agreement between us and R.R. Donnelley, we jointly offer public companies a compliance solution for financial reporting in XBRL.

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

The Services Agreement is non-exclusive for both parties, and as such we cannot guarantee that R.R. Donnelley & Sons will continue to provide us with all of their XBRL assignments, or will not chose another outside organization to translate some or all of its clients’ XBRL filings. In addition, because R.R. Donnelley & Sons purchased Bowne & Co., Inc., a provider of shareholder and marketing communications services, in November 2010, and in doing so acquired Bowne & Co., Inc.’s in-house XBRL solution, we cannot assure you that R.R. Donnelley & Sons will continue to use any external XBRL provider. In addition, our costs relating to the joint XBRL compliance solution, including personnel and other resources dedicated to XBRL conversion, may make the R.R. Donnelley & Sons partnership not as profitable as we expect. Also, any variance or uncertainty in R.R. Donnelley & Sons’ position as one of the market leaders in the printing industry could compromise our position in the compliance market. The loss or decrease in business of the significant relationship we have with R.R. Donnelley & Sons, a decline in the success of R.R. Donnelley & Sons as an industry leader, and/or if the partnership is not as long or lucrative as we expect could have a material adverse effect on our financial results.

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

If we are unable to become cash flow positive, we may need to seek additional funds or there could be an adverse affect on our business.

Our operations continue to be cash flow negative and as such our existing capital resources may not be sufficient for funding working capital, capital expenditures and debt obligations for the next 12 months. We intend to implement certain operational measures, including operating expense reductions, the launch of a new, higher margin software product and initiatives to drive higher margins from our XBRL filings business in order to preserve cash and move our operations to become cash flow positive. If we are unable to do so and if the remaining cash from the proceeds from our Series B and Series C preferred stock issuances, new bank credit facilities, and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition.

Our common stock could be delisted from the NASDAQ Capital Market if we are not able to satisfy continued listing requirements, and if this were to occur, the price of our common stock and our ability to raise additional capital may be adversely affected and the ability to buy and sell our stock may be less orderly and efficient.

Our common stock is currently listed on the NASDAQ Capital Market. Continued listing of a security on the NASDAQ Capital Market is conditioned upon compliance with various continued listing standards. There can be no assurance that we will continue to satisfy the requirements for maintaining a NASDAQ Capital Market listing.

On July 19, 2011, we received a letter from The NASDAQ Stock Market LLC notifying us that we were out of compliance with the requirement that the market value of our listed common stock be in excess of $35 million for 30 consecutive trading days. This letter did not result in the immediate delisting of our common stock from the NASDAQ Capital Market. In accordance with NASDAQ rules, we have 180 calendar days, or until January 17, 2012, to regain compliance with the minimum market value of listed common stock requirement. If we do not regain compliance within this initial 180-day period, NASDAQ will provide notice to us that our common stock is subject to delisting from the NASDAQ Capital Market. If we receive such a notice, we may appeal the delisting determination and if our appeal is not granted our common stock will be delisted from the NASDAQ Capital Market.

On September 16, 2011, we received another letter from The NASDAQ Stock Market LLC notifying us that we were out of compliance with the requirement that the closing bid price of our common stock be in excess of the $1.00 minimum bid price per share required for continued listing on the NASDAQ Capital Market. This letter did not result in the immediate delisting of our common stock from the NASDAQ Capital Market. In accordance with NASDAQ rules, we have 180 calendar days, or until March 14, 2012, to regain compliance with the minimum closing bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance within this initial 180-day period, NASDAQ will provide notice to us that our common stock is subject to delisting from the NASDAQ Capital Market. If we receive such a notice, we may appeal the delisting determination and if our appeal is not granted our common stock will be delisted from the NASDAQ Capital Market.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity September 30, 2011, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2011	EDGAR ONLINE, INC.

	By:	/S/ ROBERT J. FARRELL
Robert J. Farrell Chief Executive Officer and President

	By:	/S/ DAVID J. PRICE
David J. Price Chief Financial Officer