Form 10-K
period 2011-12-31
EDGAR ONLINE INC
filed 2012-03-13
CIK 1080224

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-32194

EDGAR ONLINE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1447017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11200 Rockville Pike, Suite 310, Rockville, MD	20852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(301) 287-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011, was approximately $29,700,428.

As of March 1, 2012, there were 35,215,078 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders, to be filed no later than April 30, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS.

Overview

EDGAR Online, Inc. is a leading provider of financial data, analytics and disclosure management solutions to help corporations and institutional investors facilitate compliance and management of regulatory disclosure filings. In addition to developing a variety of unique as-reported and normalized data sets, EDGAR Online is an industry leader in XBRL (eXtensible Business Reporting Language) processing. Our data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. Our XBRL filing service uses parts of this same proprietary data extraction and processing software, along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools, to assist public companies in the creation of XBRL filings for submission to the SEC. Our XBRL analysis tool is a proprietary software tool that assists users in analyzing both our own proprietary XBRL data sets and industry standard XBRL data files. We believe we stand out in the financial information industry for our ability to provide products across the information supply chain—from financial report creation to data aggregation and analysis.

We have developed high volume distribution techniques for managing and delivering regulatory filings and we deliver our information products in the form of online end-user subscriptions, as well as through data licenses and bulk data feeds. Our subscriptions and data feeds are sold directly to end-users, while our data feeds are embedded in other websites, platforms and sold through a variety of data redistributors. We produce highly detailed data that assists in the analysis of the financial, business and ownership conditions of a company or investment vehicle. Consumers of our information products are generally financial, corporate and advisory professionals who work in institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

In November 2010, we acquired UBmatrix, Inc. (“UBmatrix”), a leading provider of XBRL-based software solutions for global organizations and enterprises, enabling their customers to more efficiently and effectively address the challenges of business and financial information management, governance, risk and compliance and external reporting. These software solutions are marketed through an extensive network of independent software vendors or OEM (original equipment manufacturer) partners who license software from us to embed into their products, as well as systems integrators, or implementation partners. The merger has resulted in our becoming a leading global end-to-end provider of XBRL software, filings services and data.

Industry Background

The industry in which we compete is highly competitive with low barriers to entry. Competitors to our data and subscriptions business include both large and small organizations such as Dow Jones, FactSet Research Systems, Dun and Bradstreet, Bloomberg, ThomsonReuters, Moody’s, McGraw-Hill and other more specialized players such as Interactive Data Corporation, SNL Financial and Morningstar. The subsection of the marketplace specific to financial information offers a wide range of information products and services from broad public and private company information to highly detailed specifics on a fund, bond or other investment vehicle. Many of the providers listed above offer multiple data offerings in addition to desktop services and solutions to manage and work with the information they provide. Additionally, many of the providers listed above can be, and in some cases already are, clients or partners of ours. Competitors to our XBRL filings business include software companies such as Rivet Software, Webfilings, financial printers with in-house solutions and providers such as Clarity that focus on allowing public companies to create XBRL internally as part of integrated accounting software packages. Competitors to these software solutions include Rivet Software and Fujitsu.

eXtensible Business Reporting Language (XBRL)

Traditionally, financial reporting on publicly traded assets had been a labor-intensive process involving the compilation of data from a variety of sources and formats. The results were documents with a myriad of financial tables, footnotes and large amounts of text to explain the financial health and stability of a company. XBRL was created to be the solution to standardizing the production and review of complicated and non-comparable financials. It is an international standard agreed upon by members of the accounting, financial, regulatory, academic and technology professions for making financial information more standardized and machine-readable. The standard is based on eXtensible Markup Language (XML), a technology standard for transmitting and consuming data across the Internet. XBRL provides substantial benefits in the preparation, analysis and communication of financial information by using tags based on standardized accounting industry definitions to describe and identify different financial line items. It also can provide the speed and uniformity that has been lacking in financial reporting. It allows for the rapid identification of detailed information on a business or financial asset that is otherwise difficult to extract from the financial reporting documents and provides machine-readable tagged data that allows faster and deeper analysis and better comparability across companies, industries and borders.

XBRL was first envisioned in 1997 to assist with corporate financial reporting. Today, the ongoing adoption of the XBRL standard, including globally, is being driven by the increasing demand by regulators for transparency and more sophisticated analytics of financial assets like equities, mutual funds, and fixed income instruments. In 2008, the SEC announced a mandatory program relating to XBRL whereby public reporting companies are required to furnish XBRL data in an exhibit to specified SEC-required filings. More specifically, commencing in 2009 and as detailed in the following paragraph, certain public companies became required to file tagged disclosures, including the companies’ primary financial statements, footnotes, financial statement schedules and certain company identifier information, in an XBRL format. Since then, all public reporting companies became subject to these requirements. In addition to furnishing XBRL tagged documents to the SEC, companies are also required to post these documents on their corporate web sites. These new disclosures supplement, but do not immediately replace or change, the traditional electronic filing formats of ASCII or HTML.

The SEC rules required companies to comply with the XBRL mandate according to the following three-year phase-in schedule. In year one, the rules applied only to domestic and foreign large accelerated filers that use U.S. GAAP and had a worldwide public float above $5 billion. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2009. In year two, all other domestic and foreign large accelerated filers using U.S. GAAP became subject to XBRL data reporting. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ended on or after June 15, 2010. In year three, all remaining filers using U.S. GAAP, including smaller reporting companies, and all foreign private issuers that prepare their financial statements in accordance with IFRS as issued by the IASB, became subject to the same XBRL data reporting requirements. These filers were required to file quarterly reports on Form 10-Q or annual reports on Form 20-F or Form 40-F containing financial statements beginning with the first fiscal period ending on or after June 15, 2011.

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

The EDGAR System

EDGAR, the acronym for Electronic Data Gathering Analysis and Retrieval, is the SEC’s electronic filing system. Public reporting companies use this system to submit statements, reports and forms required by the SEC. The SEC established the EDGAR system to perform automated collection and acceptance of submissions and to make them available to the public. The SEC has announced plans to replace the EDGAR system with a new XBRL enabled platform and tools but the timeframe for this change is yet to be announced. EDGAR Online licenses the “EDGAR” portion of its name from the SEC and was the first company to publish real-time SEC filings directly onto the Internet for consumption by investors and others.

To power our subscription and data products, EDGAR Online subscribes to a feed of real-time SEC regulatory filings from the SEC’s dissemination agent, Keane, Inc. The data sets we extract from the raw EDGAR filings are processed independently by our proprietary software, stored in databases, posted to our web sites and distributed in multiple formats via our production servers to clients and third parties with whom we have distribution contracts. Additionally, all primary financial statements filed by companies with the SEC are processed and tagged in XBRL within hours of their submission and available to our clients in this same time frame. We maintain a historical relational database of EDGAR submissions back to 1993 that supports complex search and retrieval mechanisms to access these filings and the data we have parsed and stored from both the SEC and that which we have integrated from other sources. Our proprietary document processing systems create multiple representations of the original SEC documents, including XBRL, HTML, RTF, PDF and Excel. These value-added versions of the original document are a vital part of serving our customers’ needs to efficiently view, print and analyze the content reported in the SEC filings and also allow us to provide a direct link back to the original filing for line item verification.

Financing Activities

On January 28, 2010, the Company sold 120,000 shares of Series B Convertible Preferred Stock to Bain Capital Venture Integral Investors, LLC (“Bain”), for $100 per share, for total proceeds of $12,000,000. The net proceeds to the Company, after investment banking fees, legal and other closing costs, were approximately $11.2 million. Each share of Series B Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the sum of the purchase price per share plus accrued dividends, by an initial conversion price of $1.10 per share, subject to adjustment. The shares of Series B Preferred Stock are not, however, convertible to the extent such conversion would result in Bain and its affiliates owning in excess of 19.9% of the shares of the Company’s voting power. The Series B Preferred Stock contains a compounding, cumulative

11.44% per annum paid-in-kind dividend, payable upon conversion of the Series B Preferred Stock. Following January 28, 2015, the dividend shall no longer accrue unless declared by the Board of Directors of the Company. On or at any time after January 28, 2018, the holders of at least a majority of the then outstanding Series B Preferred Stock shall have the right to require the Company to redeem their shares for cash, at a redemption price equal to the original purchase price of $100 per share, plus all accrued but unpaid dividends thereon. The shares of Series B Preferred Stock may also be subject to redemption in the event of a change of control of the Company. The Company used the funds received in this capital raise to fund ongoing operations, and ramp up its investments in personnel, infrastructure, software and hardware. See Note 10, Redeemable Preferred Stock of the accompanying notes to the Company’s consolidated financial statements for further information regarding the terms and conditions of the Series B Preferred Stock.

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. Interest on borrowings under the term loan is payable at the published Wall Street Journal prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the published Wall Street Journal prime rate plus 1.25%. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property. The $2,000 term loan has a financial covenant requiring the Company to maintain an Adjusted Quick ratio of 1.5:1. The Company has been in compliance with this covenant throughout the year and at December 31, 2011.

The term loan is due in 36 equal monthly installments commencing October 1, 2011. At December 31, 2011, $667 was classified as the current portion of long-term debt and $1,166 was classified long-term debt. There were $21 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of December 31, 2011. Interest expense under the Agreement, totaled $72 for the year ended December 31, 2011 and included $6 of amortization of deferred financing costs.

On February 28, 2012, we entered into a revised financing agreement (the “Revised Financing Agreement”) with SVB which amended and restated the Credit Facilities. Under the Revised Financing Agreement, the term loan made by SVB to the Company under the Credit Facilities, having a current outstanding principal balance of $[1,722,000], remains outstanding and repayable in accordance with the existing payment schedule with an interest rate of 1.75% above the Wall Street Journal prime rate. The Revised Financing Agreement also provides for a working capital line of credit, subject to the maintenance of certain financial ratios and covenants by the Company, as well as the availability of eligible accounts receivable against which SVB may advance funds. The interest rate on the revolving line of credit is 1.25% above the Wall Street Journal prime rate. Under the Revised Financing Agreement, the term loan will be converted into an advance under the line of credit in the event that a targeted “quick ratio” falls below a certain level. The aggregate principal amount of loans outstanding under the term loan and the line of credit may not exceed $5,000,000. The Company’s obligations to SVB are secured by a first priority security interest in substantially all of the Company’s assets.

Acquisition of UBmatrix

On November 22, 2010, we completed our acquisition of UBmatrix via a merger. As a result of the merger, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of our Series C Preferred Stock and an aggregate of 2,685,088 shares of our common stock. Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while approximately 1,622,042 shares of the Common Stock were issued and delivered into escrow to secure the post-closing indemnification obligations of the UBmatrix stockholders. That escrow arrangement has expired and all of the shares previously held in escrow are being released to the former UBmatrix stockholders. Also on November 22, 2010, we sold 12,637 shares of Series C Preferred Stock to certain shareholders of UBmatrix for $2,000,000 in cash.

Each share of Series C Preferred Stock is convertible into a number of shares of the Common Stock determined by dividing the sum of the purchase price per share (or $100), plus accrued, dividends by an initial conversion price of $1.4481 per share, subject to adjustment. The holders of the Series C Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such holder’s Series C Preferred Stock are convertible. The Series C Preferred Stock contains a compounding, cumulative 11.66% per annum paid-in-kind dividend payable upon conversion of the Series C Preferred Stock. Following January 28, 2015, the dividend shall no longer accrue unless declared by the Board of Directors of the Company. On or at any time after November 22, 2018, the holders of at least a majority of the then outstanding Series C Preferred Stock shall have the right to require the Company to redeem their shares for cash, at a redemption price equal to the original purchase price of $100 per share, plus all accrued but unpaid dividends thereon. The shares of Series C Preferred Stock may also be subject to redemption in the event of a change of control of the Company. See Note 10, Redeemable Preferred Stock of the accompanying notes to the Company’s consolidated financial statements for further information regarding the terms and conditions of the Series C Preferred Stock.

PRODUCTS AND SERVICES

XBRL Filings

Our XBRL filings solutions provide partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. We provide professional services to our partners’ customer base to assist in their compliance with the SEC regulations mandating the submission of XBRL-tagged company reports. This XBRL filings solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fee arrangements on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with one of our partners, R.R. Donnelley & Sons, became non-exclusive for both parties. Since then, we have signed additional partnership agreements with partners such as Business Wire, PR Newswire, Merrill Communication, and we are exploring other potential XBRL partnerships and distribution agreements. We plan to structure our future agreements on the model we signed with other financial printers in which we receive minimum filings fees and/or minimum conversion jobs; however, we may on occasion sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests.

Data and Solutions

EDGAR Online produces a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and data that we receive from stock exchanges, regulators and other financial data providers. We create both standard data products and configured data solutions for specific customers by leveraging our proprietary data processing platforms and analytical tools.

Our data products include, but are not limited to, full access to SEC filings in multiple formats, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades data, institutional holdings, initial and secondary public offerings data, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Each of these independent content sets represents a discrete set of facts that can be delivered in various ways based on customer needs. Our data solutions include the configuration of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access and analyze the information. We use a network of custom data parsers, integrity checks and auditing tools to ensure a premium level of data quality and completeness. For many of our data products we provide linkage from each individual data element back to its source document. As a result, we believe that our data quality, detail and verifiability is among the best in the industry.

Our data products and solutions consist of digital data feeds transmitted through hosted web pages and multiple application programming interfaces, including file transfer protocol (FTP), web services, data files, RSS feeds, and customized request/response mechanisms. This allows our customers to seamlessly replicate a feature or functionality of our service inside that customer’s intranet, extranet and/or other proprietary products or applications. For instance, customers and partners such as ThomsonReuters, LexisNexis and NASDAQ use this mechanism to enhance the functionality of their own products and services. We have built notable expertise with these customers and partners in the area of delivering and hosting investor relations websites.

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

Subscriptions

We offer the following end-user subscription services, primarily through web-based access:

I-Metrix and I-Metrix Professional

The I-Metrix products make up our premium end-user data subscription service. I-Metrix delivers a web-only service, while I-Metrix Professional allows a user to do in-depth analysis via the web and a proprietary Microsoft Excel add-in. Both products are built on our extensive XBRL fundamental database, including historical and current information for over 12,000 companies. This product family delivers fundamental data such as income statements, balance sheets and statements of cash flow, as well as earnings estimates, standard financial ratios, insider transactions and institutional ownership. It provides customizable tools and models that allow users to search, screen and evaluate the data according to their own criteria.

EDGAR Pro and EDGAR Access

EDGAR Pro offers financial data, stock ownership, public offering data sets and advanced search tools. EDGAR Pro is available via multi-seat or enterprise-wide license contracts, and may also include add-on services such as global annual reports and conference call transcripts. Sales leads are primarily provided from the traffic to our subscription web sites from Yahoo! Finance and NASDAQ.com, and from the migration of users from our EDGAR Access product.

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

We have enhanced our strategic relationships with a number of industry leaders including R.R. Donnelley & Sons, Business Wire, Merrill Communications, PR Newswire, ThomsonReuters, Lexis Nexis and others.

Increase Sales to New and Existing Customers

Our direct sales and marketing organizations are focused on expanding our total customer base by directly selling our data feeds, data solutions, and analysis tools with particular emphasis on I-Metrix products and data solutions. The sales and marketing groups are also focused on expanding relationships with redistributors of data including websites, leading information platforms and other companies that can use our data, solutions and tools in the end-user products that they build and market directly to their customers. Our lead generation programs focus on the creation of highly qualified leads for our premium services and solutions to fill the sales pipeline on a quarterly basis.

Develop New Products and Services

As sales of our SEC filings and U.S. equities data products have grown, we have received feedback from customers and partners that indicates additional growth opportunities in the areas of developing unique and detailed analysis involving trends in disclosures that may not be easily spotted through normal analysis. We hope to leverage the platform we use to facilitate the creation and authoring of SEC filings to enhance the comparability of the resultant data. We hope to achieve differentiation in these markets by delivering the same quality, speed, detail, verifiability and open accounting methodologies as our current SEC filings and equities data products. We believe we can also expand the business models and products that we build on top of our SEC filings and equities data by effectively partnering and innovating around the depth of information that we provide, especially as it pertains to the areas of governance, risk and compliance (GRC) within corporations and other organizations.

Pursue Strategic Acquisitions

From time to time, we have considered and expect to continue to consider acquisition opportunities if we feel they have strategic and shareholder value. The types of acquisitions that we would consider as strategic include those that add value to our data platform, our base of software intellectual property or our subscriber community. Our merger with UBmatrix was such an opportunity. This transaction forms part of our strategy to become a global end-to-end provider of XBRL software, filings services and data.

SALES AND MARKETING

We believe that our primary target markets, financial services, data integrators, corporations and advisory firms, will continue to represent an important source of revenue growth.

We promote our products and services through our direct sales organization, web sites, marketing alliances, direct marketing and events. Through these efforts, we focus on I-Metrix, enterprise contracts for EDGAR Pro, data products and custom solutions via the direct sales force. We drive new potential EDGAR Pro and EDGAR Access customers to subscribe to our services online. Additionally, we up-sell higher value services to our existing subscribers whenever possible. Our direct sales efforts are focused on decision makers and end-users in our primary target markets. Our marketing programs are focused on lead generation and qualification programs, promotional and educational materials, including white papers, product information, product tours, webinars and social media and traffic driving efforts including paid and organic search. Lead generation is managed using lists we acquire from third parties or names that we acquire through our own online registration system with traffic coming from partners such as Yahoo! Finance and Google Finance. In exchange for allowing users access to a basic level of financial information regarding a company through these web sites and other marketing alliances, we aim to bring traffic to our web site that is architected to encourage visitors to find critical information and contact us via phone, email or live chat to ultimately subscribe to our products.

CUSTOMERS

Our customers include; 1) Individuals and enterprises who subscribe to our financial data and analytics products, 2) Corporations, financial services companies, information companies, stock exchanges, and regulators who receive our specialized data feeds and data solutions, 3) Service providers for whom we provide XBRL filing services to their end clients, and 4) Independent software vendors, OEM’s and system integrators who embed our software in their solutions.

World renowned organizations with whom we do business include Bank of America, Citigroup, Morgan Stanley, NASDAQ,New York Stock Exchange, LexisNexis, Moody’s ,ThomsonReuters, Lockheed Martin, Intel, Verizon, Oracle, SAP, Information Builders, Wolters Kluwer, Aguilonius Consulting, CapGemini, Ciber, CSC, Deloitte, Kolon-Benit, NTT Data, R.R. Donnelley & Sons, Business Wire, and Merrill Corporation. In 2011, R.R. Donnelley & Sons comprised 26.8% of our total revenue and PR Newswire comprised 11.2%. No other one customer accounted for more than 5% of 2011 revenue.

COMPETITION

As a provider of financial and business information via subscriptions, as well as data licenses and solutions, we compete with businesses that provide similar information and have greater resources and market penetration than we do. These other organizations have spent millions of dollars in sales, marketing and technology to establish strong, competitive positions that occupy end-users’ desktops and provide highly functional analysis tools. While we seek to work with these organizations, it is possible that they may use their resources to attempt to replicate the competitive advantages that we believe we have.

We believe that the competition to provide business information, tools and solutions to the customer base we described above includes such companies as ThomsonReuters, Standard & Poor’s and FactSet Research Systems. Competition for information focused on financial data includes S&P’s Capital IQ, Dun & Bradstreet, SNL Financial and other smaller niche players. Other competitors include companies such as Morningstar, and free portals such as MSN Money and Yahoo! Finance, which are more focused on serving individual investors.

In the XBRL filings space, there are many emerging competitors including Rivet Software, WebFilings, ThomsonReuters, Fujitsu, RRD/Bowne and others. While we believe we have unique technology, there is always the potential that our technology and processes could be matched or surpassed. Competition is growing quickly and we expect the market opportunity of this expanding industry to continue to attract new players. We hope to continue to invest in our employees, software and hardware and innovate our existing products and resources in order to remain competitive.

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

Timeliness. Our data products are created in real-time or near real-time. As a result, our clients benefit from timely access to company information as it is submitted to the SEC. Subscribers to certain of our services also receive real-time alerts based on various criteria of importance to them. Similarly, our digital data feeds make available EDGAR documents and parsed data moments after they have been filed. We are able to generate highly detailed fundamental data from a company’s filing within as little as 15 minutes or a maximum of six trading hours. Immediate access to new information is imperative for those in the financial services market requiring real-time data for competitive decision-making.

Ease of use. Our user interfaces are built to work within our clients’ existing workflows. For example, I-Metrix enables clients to utilize Microsoft Excel and web-based systems to analyze and screen financial statement data extracted from SEC filings. Further, our subscription services are delivered via a standard web browser in a friendly, easy to use graphical user interface. We have worked to ensure that the data our users need to perform their jobs is typically no more than two clicks away. These efforts ensure that subscribers can begin using our services immediately, without any special training.

Versatility and flexibility. While we can provide our customers with a web-delivered subscription service that allows for immediate purchase, immediate use and easy access, our data feeds allow a high degree of configuration for clients that want all or part of the offered databases and functionality built into their existing applications. We also will create configured databases, data solutions, tools, extracts and delivery mechanisms for clients with special needs.

Knowledge of the Entire Information Supply Chain. We believe that EDGAR Online is uniquely positioned as one of a few providers of services to both corporations that create and author disclosures and the wide range of professionals that need to aggregate and analyze filings and data. It is this full understanding of the data creation and consumption workflows that allows EDGAR Online to develop services and solutions to optimize this process and ensure usability and comparability of financial data. We also believe that this knowledge enables us to create more compelling solutions that can leverage and combine our broad capabilities in the areas of XBRL processing, dataset creation, and SEC filings distribution and analysis.

INTELLECTUAL PROPERTY

On March 10, 2009, we renewed our EDGAR ® trademark license agreement with the SEC. This agreement grants us a non-exclusive, non-assignable, royalty-free license to use the EDGAR ® trademark as part of our name, other EDGAR-formative marks in connection with our products and services and as part of our ticker symbol. The agreement renews our original license agreement for an additional ten-year term. The license may be renewed upon mutual consent of the Company and the SEC. We also have over 460 unique registered domain names, including those relating to our core products, I-Metrix, EDGAR Pro and EDGAR Access. We have received registration from the U.S. Patent and Trademark Office of the following trademarks: UBmatrix, I-Metrix, EDGAR Online, EDGAR Pro, EDGAR Access, FREE EDGAR, EDGAR Explorer, EDGAR Analyst, AFO and EDGAR News.

As a result of our merger with UBmatrix we now own U.S. Patent #6947,947, “Method for adding Metadata to data,” which covers and protects a method for adding labels to data. The patent describes a method whereby labels, for example elements within an XBRL taxonomy, can be associated with text strings within a data file. The patent, by example, enumerates a number of ways the method could be incorporated into an application to automate the process of transforming data into and out of XBRL using the metadata for guidance. Data formats include flat files, XML, database, disk and display screens.

In January 2011, we were awarded a patent covering a method for populating spreadsheets with financial data by leveraging XBRL metadata. The technology cited in the patent facilitates the rendering of machine-readable XBRL documents into spreadsheets for review and analysis. The patent recognizes and protects our method of rendering XBRL data used across our portfolio of products. The method is central to many of our products including I-Metrix Professional, and our I-Metrix Xcelerate offering and XBRL filings business.

Our success depends significantly upon our proprietary technology. We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Our employees execute confidentiality and non-use agreements which provide that any rights they may have in copyrightable works or patentable technologies developed while working for us belong to us. In addition, before entering into discussions with third parties regarding our proprietary technologies, we typically require that they enter into a confidentiality agreement with us. If these discussions result in a license or other business relationship, we typically also require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights.

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

Our proprietary technology has a framework which allows us to integrate solutions that were developed by us or by third-party vendors. We enter into business partnerships where we deliver our data and technology embedded in other companies’ applications with little (or sometime no) reference to EDGAR Online. Some of our proprietary solutions include our repository of financial information, mutual fund e-prospectuses, web-based customer interfaces, section extraction, form-type specific data extraction systems, XBRL and XML delivery systems, permissioning systems, alerting systems and our customer support and tracking system.

Over the last several years, we have enhanced a variety of proprietary software tools that perform the complex data mining functions necessary to deliver our services on a real-time and cost-effective basis to our customers. These software tools can be applied to a wide variety of data types and asset classes. In addition, our status as a Microsoft Certified Partner has allowed us to leverage newer technologies that support even more flexibility, cost effectiveness, and complexity—providing us with additional advantages in the market in terms of speed, accuracy and delivery.

INFRASTRUCTURE AND OPERATIONS

Although we sometimes use third party development organizations to meet some aggressive development timelines, our employees perform the majority of our software development, as well as manage our content delivery processes. We own all the application level systems that serve our content delivery. The largest portion of our development team is located in our Rockville, Maryland office. In addition, the delivery solutions developed and maintained for some of our largest corporate customers are hosted primarily in our data center in Rockville. The Rockville data center is also the primary facility that provides services used to deliver and support all of our products, data feeds and other content delivery mechanisms.

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

EMPLOYEES

As of December 31, 2011, we employed 172 people. None of our employees is a member of a union. We believe that we have good relations with our employees. In addition, as of December 31, 2011, through our outsourcing partners we had 142 individuals who were employed by other companies but whose work efforts are dedicated to our business.

CORPORATE HISTORY

We are a Delaware corporation, originally formed in November 1995 under the name Cybernet Data Systems, Inc. In January 1999, we changed our name to EDGAR Online, Inc. We went public in May 1999. In September 1999, we acquired all of the outstanding equity of Partes Corporation, owner of the Freeedgar.com web site (“FreeEDGAR”), and in October 2000, we acquired all the outstanding equity of Financial Insight Systems, Inc. (“FIS”). In November 2010, we acquired all the outstanding equity of UBmatrix, Inc. Our executive offices are located at 11200 Rockville Pike, Rockville, MD 20852 and our telephone number is (301) 287-0300.

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

We have never operated at a profit, we incurred a loss in 2011, and we may incur additional losses in 2012. At December 31, 2011, we had an accumulated deficit of $86 million. As a result, in order to achieve and sustain profitability, we will need to significantly increase our revenues, successfully market and sell both existing and new products and services, expand our customer base and increase our profit margins. If revenues grow more slowly than we anticipate, or if operating and development expenses exceed our expectations or cannot be adjusted accordingly, we may incur further losses in the future. We are highly likely to incur additional costs as we expand our product offerings and increase our intellectual property portfolio which reduces our chances of attaining profitability. We cannot assure you that we will be able to achieve or sustain profitability.

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

On July 19, 2011, we received a letter from The NASDAQ Stock Market LLC notifying us that we were out of compliance with the requirement that the market value of our listed common stock be in excess of $35 million for 30 consecutive trading days. This letter did not result in the immediate delisting of our common stock from the NASDAQ Capital Market. In accordance with NASDAQ rules, we had 180 calendar days, or until

January 17, 2012, to regain compliance with the minimum market value of listed common stock requirement. We did not regain compliance and on January 18, 2012 we received a notice from Nasdaq notifying us of their determination to delist our common stock. We have appealed that determination and our common stock continues to trade on the NASDAQ Capital Market pending that appeal which has been scheduled for March 15, 2012.

On September 16, 2011, we received another letter from The NASDAQ Stock Market LLC notifying us that we were out of compliance with the requirement that the closing bid price of our common stock be in excess of the $1.00 minimum bid price per share required for continued listing on the NASDAQ Capital Market. This letter did not result in the immediate delisting of our common stock from the NASDAQ Capital Market. In accordance with NASDAQ rules, we have 180 calendar days, or until March 14, 2012, to regain compliance with the minimum closing bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance within this initial 180-day period, NASDAQ will provide notice to us that our common stock is subject to delisting from the NASDAQ Capital Market. If we receive such a notice, we may appeal the delisting determination and if our appeal is not granted our common stock will be delisted from the NASDAQ Capital Market. As of March 13, 2012, the company has not regained compliance with this provision.

In 2011, we derived a significant portion of our total revenue from two partnerships relating to our XBRL filings business. A change in either of these relationships could materially affect our revenue stream.

We rely, in part, on two strategic partners, namely R.R. Donnelley & Sons (“RRD”) and PR Newswire Association, LLC (“PRN”), to offer public companies our compliance solution for financial reporting in XBRL. Revenues from these two partnership accounted for 38% of our or total revenues for the year ended December 31, 2011. Although both of these contractual relationships were extended in 2011, with RRD continuing through December 31, 2013, and PRN continuing through June 30, 2013, we cannot guarantee the continuance of these partnerships beyond their scheduled termination dates nor, if either partnership does continue, whether it will continue on terms that are attractive to us.

In addition, any variance or uncertainty in RRD’s or PRN’s position as a market leader in the financial printing industry could compromise our position in the compliance market and/or make either of these partnerships not as long or lucrative as we expected, which could have a material adverse effect on our financial results.

Our current financing relationship may not be sufficient to satisfy our operating requirements and we may not be able to obtain additional financing.

On May 3, 2011, we entered into a financing agreement with Silicon Valley Bank (“SVB”), which was amended and restated on February 28, 2012 (as amended, the “Financing Agreement”), to provide us with working capital. Under the Financing Agreement, SVB made a term loan in the principal amount of $2.0 million to us and has additionally agreed to provide to us up to an additional $3.0 million under a revolving line of credit, subject to our maintenance of certain collateral ratios and financial covenants, as well as the availability of eligible accounts receivable against which SVB may advance funds. Interest on outstanding borrowings under the Financing Agreement is payable at variable rates of interest equal to 1.75% over the published Wall Street Journal prime rate in the case of the term loan and 1.25% above the Wall Street Journal prime rate on borrowings pursuant to the line of credit. All of our obligations to SVB are secured by a first priority security interest in substantially all of our assets. We currently anticipate that our available cash resources, including the amount which remains outstanding under the term loan, combined with cash generated from operations, will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. Although we originally borrowed $2.0 million under this Financing Agreement, we may need to draw down on the $3.0 million revolving line of credit or raise additional funds to fund potential acquisitions, more rapid expansion and to develop new, or enhance existing, products and services or to respond to competitive pressures.

We cannot assure you that we will be able to drawn down on the line of credit nor that any other additional financing will be available on terms favorable to us, or at all, nor that any additional financing will satisfy our operating requirements. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be materially adversely affected by these financing limitations.

Our business has been adversely affected by the global market crisis and economic recession.

We depend on the continued demand for the use and consumption of business and financial information, in large part by those in the financial services industry. The financial services industry, and the economy in general, has been experiencing uncertainty and depressed conditions since 2008. Although market conditions improved in 2010 and 2011, we believe the ongoing economic weakness continues to cause uncertainty and pressure on discretionary spending. We are seeing customers maintain their focus on controlling or reducing spending as a result of the financial crisis and the challenging market conditions many of them continue to face. Customers within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. These decreases have resulted in slower growth of new customers. In addition, the impact of the global economic conditions may cause existing clients to decrease in the future the volume of products and services they purchase from us. Any further downturn in the market or in general economic conditions could adversely affect our business, financial results and cash flows.

Our XBRL strategic partnerships may limit our profit margins as well as our customer solicitation abilities.

Costs relating to our joint XBRL compliance solution with our strategic partners, including personnel and other resources dedicated to XBRL conversion and SEC compliance, may make our strategic partnership arrangements not as profitable as we expect. In addition, the customers we service through these arrangements are often customers of the financial printer and not our direct clients. Also, existing and future customer solicitation arrangements may prevent us from directly soliciting business from a customer for a period of time after a particular partnership agreement ends. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms relating to profit margins or if these relationships prevent us from soliciting customers following termination of an agreement, our business, results of operations and financial condition could be materially adversely affected.

Some of our revenue is non-recurring. If we cannot replace these non-recurring revenue items every quarter, we may experience a decline in revenue.

As we engage in more large partnerships and data solutions work, we are likely to generate revenue from customization fees and revenue from billing arrangements that are based on time and materials, service level agreements or data delivery in the initial phase of the relationship. These arrangements are often one-time events where we must do work to create or customize a data solution for a customer. These arrangements can have lower margins than our traditional revenue sources. Our strategy is to enter into these arrangements only if we can leverage some of our existing intellectual property to be efficient in the implementation and delivery processes and/or if we believe that we can create a relationship or product that could generate additional annual licensing or subscription revenue that could exceed the upfront lower margin work. On a quarterly basis, we may generate some large non-recurring fees. Because our quarterly revenue base is still fairly small, this could create short-term variability in our quarterly revenues that may not be repeated in subsequent quarters or years. These short-term variations in revenue may be viewed negatively by the market.

Risks associated with our strategic acquisition of UBmatrix, Inc. and other potential acquisitions could adversely affect our business

We completed the acquisition of UBmatrix at the end of 2010 and we may make additional acquisitions and strategic investments in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management’s attention from other business concerns. In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company. There can be no assurance that our acquisitions will be successfully integrated into our operations. In addition, there can be no assurance that we will complete any future acquisitions or that acquisitions will contribute favorably to our operations and financial condition.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation and may be limited further as a result of the merger with UBmatrix and sale of Series C stock.

In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50% over such stockholders’ lowest percentage ownership during the testing period (generally three years). Since inception, we have incurred net operating losses and have incurred no federal or state income tax expense. At December 31, 2011, we had approximately $51 million in federal net operating losses which will expire between 2012 and 2031, and approximately $49 million of state net operating loss carry forwards which will expire between 2012 and 2031. We have determined that we have experienced multiple ownership changes since inception, but do not believe that these changes in ownership will restrict our ability to use the losses and credits within the carry forward period. Approximately $45 million of the total federal net operating loss is currently subject to annual limitations ranging from approximately $1.4 million to $3.1 million per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

The adoption of XBRL may potentially commoditize large parts of our business.

The XBRL mandate could commoditize some of our key revenue sources. As data comes out in native format from more companies, there is the potential that our customers may find less of a need for our XBRL datasets, analysis tools and/or other data products. There will likely also be more competitors entering the market as the cost of collection is reduced. Any of these market forces could reduce our revenues, inhibit our growth, or increase our costs as we have to build or acquire additional innovations.

In connection with the XBRL conversion services that we offer, we are made aware of information regarding our clients prior to it becoming public. If we fail to keep this information confidential, our business and reputation could be significantly and adversely affected.

Part of our business involves the conversion of materials to XBRL format for filing with the SEC before the information contained in the materials is made public. As such, we are frequently in possession of confidential information and documentation regarding our clients before it is made public. Securities laws and regulations in the US and elsewhere contain penalties for the misuse of material nonpublic information of the type we often possess, and violation of these laws and regulations could result in civil and criminal penalties. If we do not keep this information confidential, or misuse it in violation of the aforementioned laws and regulations, we could be subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities. We could also damage our relationships with existing clients or harm our ability to attract new clients.

International Financial Reporting Standards (IFRS) may be adopted more quickly than we had expected which could increase our costs or devalue our filings solution.

The current governing accounting standard in the U.S. is U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). Many other countries have adopted International Financial Reporting Standards (“IFRS”) as their accounting standard. The SEC is currently considering a timeline for the implementation of IFRS. A rapid adoption of IFRS for filings at the SEC for both U.S. and ADR filing companies has the potential to add costs to our business as we would have to manage multiple data sets. In addition, such an adoption could devalue our filings solution which is currently based on U.S. GAAP XBRL taxonomies. As a result, our business and prospects could be materially affected by the adoption of IFRS.

We rely on distribution agreements and any failure to obtain or maintain such distribution relationships on reasonable terms, or failure to achieve revenue targets, could impair our ability to fully execute our business plan.

We derive a portion of our business from sales of our products and services through distribution channels with strategic resellers. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors may not renew their distribution agreements with us. Further, some of our distributors may not achieve revenue targets outlined in our agreements. Also, in the future, existing and potential distributors may not offer distribution of our products and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, or such distributors fail to achieve certain revenue targets, we may not be able to fully execute our business plan. Our distribution channel program may result in exclusive or larger distributor relationships, which may increase our dependence on a smaller number of distributors reselling a larger amount of our services. Our distributors also sell our competitors’ services, and if they favor our competitors’ services for any reason, they may fail to market our products as effectively or to devote resources necessary to provide effective sales, which would cause our results to suffer. The financial health of these distributors and our continuing relationships with them are important to our success. Some of these distributors may be unable to withstand adverse changes in business conditions. Our business could be seriously harmed if the financial condition of some of these distributors substantially weakens.

Some partnership or redistributor relationships could be terminated or underperform, leading to a significant decline in our revenue.

We negotiate numerous relationships where we sell our data, solutions, subscriptions, and other offerings through partnerships or redistributors. We also negotiate partnerships where our offerings are integrated directly into another organization’s products or services. While these arrangements are often efficient for us and the partner or redistributor, as we grow sales together, we typically grow in dependency on one another. As the market continues to change, it is important that we do a good job evolving our products and services to meet the needs of our customers, partners and redistributors and that our partners/redistributors do a good job in selling and evolving their products. There is a risk that our partners or redistributors find another partner that has a higher value proposition to meet their market need and that they terminate or reduce our relationship. There is a risk that our partners or redistributors do not keep their own products and services competitive and the value of the partnership underperforms. In all of these cases there is a risk that our revenue stream could be reduced because of the decisions or performance of these third parties. While we attempt to negotiate contracts that require and incent the performance of our partners, there is a risk that our revenues could experience declines because of actions of these third parties that are not in our direct control.

Some segments of the industry in which we operate are highly competitive and have low barriers to entry. Increased competition would make profitability even more difficult to achieve.

We compete with many providers of business and financial information in our subscription and data business including S&P’s Capital IQ, Dun & Bradstreet, ThomsonReuters, Standard & Poor’s, FactSet, Morningstar, Inc., MSN Money and Yahoo! Finance. We also compete with XBRL software, services and data providers such as Rivet Software, Inc., WebFilings, Clarity Systems and others. Our industry, in general, is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions and changing customer demands. Many of our existing competitors have longer operating histories, name recognition, market penetration, larger customer bases and significantly greater financial, technical and marketing resources than we do. Current competitors or new market entrants could introduce products with features that may render our products and services obsolete or uncompetitive. As an example, any of the data providers we have listed as competitors could claim to have an XBRL data set simply by putting the veneer of XBRL tags on their existing data set. This could cause confusion in the market place and could de-value our data set. To be competitive and to serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards and customer preferences. We must also respond with sales and marketing campaigns that educate customers in our benefits. The cost to modify our products, services or infrastructure and to effectively market in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. If these events occur, they could have a material adverse effect on our revenue.

Future enhancements to the SEC’s EDGAR system may erode demand for our data services and our revenues may suffer as a result.

Our future success will depend on our ability to continue to provide value-added services that distinguish our products from the type of information available from the SEC on its web site. The SEC currently provides free access on its web site to raw EDGAR filings on a real-time basis. If the SEC were to make changes to it’s web site, such as providing value-added services comparable to those provided by us, our results of operations and financial condition could be materially and adversely affected. Additionally, if the SEC were to enhance or upgrade services available on its web site or the EDGAR filing system, we would need to tailor our products and services to be compatible with these new architectures or technologies, which would increase costs. If we are unable to do this, there may be a material reduction in demand for our products and services and our revenues may suffer as a result.

Future delays or changes to the SEC mandate may impact the growth of our XBRL filings business.

Revenues generated from our XBRL filings business are based on a number of factors, including the SEC mandate requiring public reporting companies to tag their financial statements in XBRL. If the SEC changes the mandate as it now stands, our revenue opportunity could be significantly restricted. Such a restriction would have a materially negative impact on our revenues and financial results.

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

Our future success will depend to a significant extent on the continued services of our senior management and other key personnel, particularly Robert Farrell, our Chief Executive Officer, and David Price, our Chief Financial Officer and Chief Operating Officer, both of whom are parties to written employment agreements. The loss of the services of any of them, or the services of other key employees, would likely have a material adverse effect on our business. We do not maintain key person life insurance for any of our personnel.

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

Risks of out-sourcing internationally

We use offshore business outsourcing partners for services associated with our XBRL disclosure and our data and solutions businesses. International operations are subject to inherent risks that could have a material adverse effect on our revenue or results of operations including unexpected changes in foreign laws and regulatory requirements, difficulties managing foreign operations, natural disasters in developing countries and political and economic instability. Outsourcing to third parties internationally carries additional risks in that it could expose us to sub-optimal quality, missed deadlines or supply disruptions, all with potential negative implications for our financial results.

Certain rights granted to the holders of our Series B and Series C Preferred Stock may make it more difficult for other stockholders to influence significant corporate decisions and may hinder a change of control.

If the Series B Preferred Stock accrues dividends in full over five years and is fully converted into common stock, Bain Capital Ventures will own 18,750,000 shares of our common stock. If the Series C Preferred Stock accrues dividends in full through January 15, 2015 and is fully converted into common stock, the Series C stockholders will own 9,529,123 shares of our common stock This represents 39% of total common stock outstanding at March 1, 2012 on a fully diluted basis, including options outstanding and those available for grant, restricted stock, and warrants. This concentration of ownership may make it more difficult for other stockholders to influence matters requiring stockholder approval and may have the effect of delaying, preventing or deterring a change in control of our company, thereby possibly depriving our stockholders of an opportunity to receive a premium for their common stock as part of any sale or acquisition.

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

These rights (and all other rights and privileges relating to the Series B and Series C Preferred Stock) may adversely affect the value (or perceived value) of our shares of common stock and the interests of person having this concentration of ownership may not always coincide with our interests or the interests of other stockholders

We could face liability and other costs relating to our storage and use of personal information about our users.

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

We may face liability for, or incur costs to defend, information published in our services.

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the data and other information we publish in our services. Costs to defend or liability arising as a result of such claims could have a material adverse effect on our results of operation.

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

Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our proprietary information. In addition, our current XBRL patents may not be accepted and granted by the Patent and Trademark Office. If our patents are granted, we may decide to undertake litigation to defend our position, which could be costly and possibly unsuccessful. The precautions we take may not prevent misappropriation of our proprietary rights and technology. In addition, some of our proprietary rights may not be viable or of value in the future since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. Additionally, third parties could claim that our database technology or our electronic document delivery infringes their proprietary rights. Claims of this sort and any resultant litigation, should it occur, could result in us being liable for damages and could result in our proprietary rights being invalidated. Even if we prevail, litigation could be time-consuming and expensive, and could divert the time and attention of management, any of which could materially adversely affect our business, results of operations and financial condition. Any claims or litigation could also result in limitations on our ability to use our trademarks and other intellectual property unless we enter into license or royalty agreements, which agreements may not be available on commercially reasonable terms, if at all.

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

The market price of our common stock has been, and is likely to continue to be, volatile and subject to wide fluctuations. Over the 52-week period ending March 1, 2012, the highest closing sales price of our common stock was $1.41 and the lowest closing sales price of our common stock was $0.31. We cannot be certain that we will be able to maintain the listing requirements on The NASDAQ Capital Market in the future. In addition, over the past years, and especially in the current economic crisis, the stock market has experienced significant price and volume fluctuations, which has impacted the market prices of equity securities and viability of many small-cap companies. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may materially and adversely affect the market price and listing status of our common stock.

Internal controls may be ineffective

Effective internal controls are necessary to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in our implementation, our business and operating results could be adversely impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices, development and operations personnel and our computer and communications equipment are located in Rockville, Maryland where we lease approximately 14,200 square feet of office space under a lease which expires in August 2015, along with an additional 10,308 square feet of office space in the same building under a lease which expires in December 2013. In addition, we entered into a lease in September 2011 for approximately 6,851 square feet of office space to house our sales, marketing and customer service personnel in New York, New York. We also have smaller offices which support our operations Bellevue, Washington and Norwalk, Connecticut.

We believe that our physical properties are well maintained, in good operating condition and adequate for their intended purposes.

ITEM 3. LEGAL PROCEEDINGS.

We may be a party, from time to time, to certain routine legal proceedings arising in the ordinary course of our business. Although we are not currently involved in any pending or threatening legal proceedings, we cannot accurately predict the outcome of any such proceedings if they arise in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for our Common Stock

On March 1, 2012, the closing sales price of our common stock on the NASDAQ Capital Market was $0.64.

Our common stock is traded on the NASDAQ Capital Market under the symbol EDGR. Prior to August 8, 2008, our common stock was traded on the NASDAQ Global Market. The following table sets forth the high and low closing sales prices of our common stock as quoted by the NASDAQ Markets:

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$1.84	$1.10
Second Quarter	$2.12	$1.24
Third Quarter	$1.46	$0.81
Fourth Quarter	$1.26	$1.00
Fiscal Year Ended December 31, 2011
First Quarter	$1.57	$1.18
Second Quarter	$1.41	$0.81
Third Quarter	$1.10	$0.60
Fourth Quarter	$0.90	$0.31

Holders

As of March 1, 2012, there were approximately 87 holders of record of our common stock.

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

Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number Of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	4,277,126	(1)	$1.45	4,766,474	(2)
Equity compensation plans not approved by stockholders	—			—

Total	4,277,126		$1.45	4,766,474

(1)

Includes 27,755 options issued and outstanding under the 1996 Plan with a weighted average exercise price of $1.12 per share, 415,225 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $1.73 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.85 per share, and 3,789,146 shares outstanding under the 2005 Plan with a weighted average exercise price of $1.42 per share. This number excludes 3,448,310 shares granted to our CEO, Robert Farrell, in March 2011, since these shares are not part of the 2005 Plan.

(2)	Includes shares available for issuance under the 2005 Plan.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return to shareholders on EDGAR Online, Inc.’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of two companies that includes: Factset Research Systems Inc and Thestreet.com Inc. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2006 and tracks it through 12/31/2011.

*$100 invested on 12/31/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/06	12/07	12/08	12/09	12/10	12/11

EDGAR Online, Inc.	100.00	97.14	35.71	42.86	34.29	11.43
Russell 2000	100.00	97.25	63.41	79.40	99.49	94.07
Peer Group	100.00	105.98	75.28	111.83	160.35	150.02

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements, and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in this Annual Report. The statement of operations and balance sheet data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2011 are derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except share and per share information)
Statement of Operations Data:
XBRL filings	$517	$1,374	$4,151	$6,404	$12,527
XBRL software (1)	0	0	0	0	2,650
Data and solutions	7,996	9,334	8,409	7,583	7,613
Subscriptions	9,395	8,755	6,614	5,481	4,979

Total revenues	17,908	19,463	19,174	19,468	27,769
Cost of revenues	3,019	3,140	4,653	7,827	12,786

Gross profit	14,889	16,323	14,521	11,641	14,983
Operating expenses:
Selling, general and administrative and development	18,257	16,616	12,844	15,237	20,752
Severance costs (2)	2,011	40	57	438	518
Amortization and depreciation	1,753	1,870	2,195	2,913	3,319

Loss from operations	(7,132)	(2,203)	(575)	(6,947)	(9,606)
Interest income (expense) and other, net	(231)	(456)	(375)	(282)	(161)

Net loss	(7,363)	(2,659)	(950)	(7,229)	(9,767)
Dividends and accretion on preferred stock	—	—	—	(1,420)	(3,073)

Net loss to common stockholders	$(7,363)	$(2,659)	$(950)	$(8,649)	$(12,840)

Net loss to common stockholders per share—basic and diluted	$(0.28)	$(0.10)	$(0.04)	$(0.32)	$(0.43)

Weighted average shares outstanding—basic and diluted (3)	26,023	26,387	26,760	26,974	30,044

	December 31,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Cash and cash equivalents	$3,568	$2,062	$2,101	$10,765	$5,418
Investments	$210	$220	$222	$226	$229
Working capital (deficit)	$(853)	$(1,978)	$(1,485)	$5,413	$1,490
Total assets	$15,621	$13,006	$12,183	$30,249	$24,756
Long-term debt, including current portion	$2,406	$2,323	$1,908	$1,437	$1,833
Redeemable preferred stock	—	—	—	$19,431	$22,504
Stockholders’ equity/deficit	$5,040	$3,704	$4,109	$801	$(8,704)

(1)	We had software revenue for the first time in 2011 as a result of the UBmatrix acquisition in November 2010.
(2)	In 2007, we accrued $631 of severance costs related to the termination of the employment agreements of our Executive Vice President of Sales and Chairman of the Board, $984 related to the termination of employment of our former CEO and other workforce reductions and $396 related to the termination of employment of our former CFO and COO. In 2008 and 2009, we accrued $40 and $57, respectively, of severance costs related to workforce reductions. In 2010, we accrued $187 of severance costs related to the resignation of our CFO and $251 related to other workforce reductions. In 2011, we accrued $263 of severance costs related to the termination of our CTO and $255 related to operational and organization structure changes.
(3)	Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and unvested restricted stock grants are anti-dilutive for each of the periods presented. Anti-dilutive securities outstanding numbered 3,343,973, 3,732,772, 3,883,048, 6,899,322 and 8,175,436 for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

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

We recognize revenue from providing the following services:

XBRL Filings. Our XBRL filings solutions provide partners and customers with a mechanism for converting financial statements into XBRL for filing with the SEC and potentially other regulators. R.R. Donnelley & Sons is one of our partners in this channel, whereby we provide services to their customer base for compliance with existing SEC regulations mandating the submission of XBRL tagged company reports. This XBRL filing solution leverages our data processing engine and proprietary business rules that we have developed for tagging US GAAP financials with the appropriate XBRL tags. Our process combines our XBRL knowledge and expertise with data-tagging automation and workflow. We recognize revenue from fixed fee arrangements on a ratable basis as well as per-filing fees as the services are provided. As of December 30, 2009, our relationship with R.R. Donnelley & Sons became non-exclusive for both parties. Since then, we have signed agreements with PR Newswire, Business Wire and Merrill Communications. We are exploring other potential XBRL partnerships and distribution agreements. We plan to structure our future agreements on the model we signed with other financial printers in which we receive minimum filings fees and/or minimum conversion jobs; however, we may on occasion sign contracts without minimums where we believe the relationship will not be material to our capacity or revenues, or where doing so would otherwise be advantageous to our interests.

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

Data and Solutions. We produce a specialized line of data feeds, products and solutions based on content sets that we have extracted from SEC filings and other data providers. Both our data products and solutions consist of digital data feeds transmitted through various formats including hosted web pages, multiple application programming interfaces, and other response mechanisms. Our data products include, but are not limited to, full access to SEC filings in multiple formats, standardized and as-reported fundamental financial data, annual and quarterly financial statements, insider trades, institutional holdings, initial and secondary public offerings, Form 8-K disclosures, electronic prospectuses and other investment instrument disclosure information. Our data solutions include the configuration of our data products, the conversion of data from unstructured content into multiple formats including XML, XBRL and PDF, the storage and delivery of data and custom feeds and tools to access the information. Revenue from data licenses is recognized over the term of the contract, which are typically non-cancelable, one-year contracts with automatic renewal clauses. Our data solutions sometimes involve some upfront set up fees along with more traditional annual data licensing arrangements for the ongoing delivery of the data solution. In addition, some of our data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. We review each contract in connection with the respective governing accounting literature to determine revenue recognition on a case-by-case basis. Revenue from time and materials based agreements and data delivery is recognized as the data and services are provided. Upfront customization fees are recorded systematically over the expected customer relationship period.

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

	Years Ended December 31,
	2009	2010	2011
Total revenues	100%	100%	100%
Cost of revenues	24	40	46

Gross profit	76	60	54
Operating expenses:
Sales and marketing	16	14	11
Product development	10	10	18
General and administrative	41	55	46
Severance costs	—	2	2
Amortization and depreciation	12	15	11

Loss from operations	(3)	(36)	(34)
Interest and other, net	(2)	(1)	(1)

Net loss	(14)%	(5)%	(35)%

COMPARISON OF THE YEARS 2009, 2010 and 2011 in thousands

REVENUES

Total revenues for the year ended December 31, 2011 increased 43% to $27,769 from $19,468 for the year ended December 31, 2010. The net increase in revenues was primarily attributable to a $6,123, or 96%, increase in XBRL filings revenues, and a $2,650 new revenue stream from sales of our XBRL software acquired in our 2010 acquisition of UBmatrix which was offset by a $502, or 9%, decrease in subscriptions.

Total revenues for the year ended December 31, 2010 increased 2% to $19,468, from $19,174 for the year ended December 31, 2009. The net increase in revenues was primarily attributable to a $2,253, or 54%, increase in XBRL filings revenues which was offset by a $1,133, or 17%, decrease in subscriptions and a $826, or 10%, decrease in data and solutions.

XBRL Filings

	Years Ended December 31,
	2009	2010	2011
Revenues	$4,151	$6,404	$12,527
Percentage of total revenue	22%	33%	45%

The increase in filings revenues in the year ended December 31, 2011 was a result of the continued implementation of the SEC mandate for companies to file their financial reports in XBRL. During 2011, all SEC filing companies were required to submit XBRL filings. The final stage of the implementation was for all remaining companies to file in XBRL for quarters ending after June 15, 2011. Additionally, the second tier of companies were first required to file detailed footnotes in XBRL for quarters ending after June 15, 2011.

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

XBRL Software

	Years Ended December 31,
	2009	2010	2011
Revenues	$0	$0	$2,650
Percentage of total revenue	0%	0%	10%

The XBRL software revenues result from the acquisition of software products through the UBmatrix acquisition which was completed in the fourth quarter of 2010. As such, there were no corresponding revenues in the prior years.

Data and Solutions

	Years Ended December 31,
	2009	2010	2011
Revenues	$8,409	$7,583	$7,613
Percentage of total revenue	44%	39%	27%

Data and solutions revenues increased for the year ended December 31, 2011, primarily due to an increased level of sales team focus during the year, which resulted in a higher renewal rate and a number of additional customers in the year.

The decrease in data and solutions revenues for the year ended December 31, 2010 was primarily due to a decrease in data solutions revenues resulting from the loss of one large contract. Although the number of data license contracts has increased, the revenues from data licenses decreased from prior year as there were several large customer cancellations in 2009.

Subscriptions

	Years Ended December 31,
	2009	2010	2011
Revenues	$6,614	$5,481	$4,979
Percentage of total revenue	34%	28%	18%

The net decreases in subscription revenues for the years ended December 31, 2011 and 2010 were due to a decrease across all of our EDGAR Pro subscription products and EDGAR Access, our retail service. Revenues from our premium subscription product, I-Metrix, increased from 2010 to 2011 as a result of the focused efforts of a new sales team recruited in the first quarter of 2011. Our subscription business continued to be impacted by unprecedented business and workforce reductions in the financial services community over the past few years and the recent and continuing economic downturn in general. While we continue to add new subscribers to all of our subscription products, cancellations exceeded these new sales in 2011.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to create XBRL filings and produce data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized.

Total cost of revenues for the year ended December 31, 2011 increased $4,959, or 63%, to $12,786 from $7,827 for the year ended December 31, 2010. The net increase in cost of revenues was primarily due to a $1,970 increase in payroll related expenses related primarily to supporting our XBRL filings business and a $2,989 increase in XBRL filings business related production costs for offshore personnel primarily related to our contract with Sungard.

Total cost of revenues for the year ended December 31, 2010 increased $3,174, or 68%, to $7,827 from $4,653 for the year ended December 31, 2009. The net increase in cost of revenues was primarily due to a $2,970 increase in payroll related expenses related to supporting our XBRL filings business and a $191 increase in XBRL related production costs.

GROSS PROFIT

Gross profit for the year ended December 31, 2011 increased $3,342, or 28%, to $14,983 from $11,641 for the year ended December 31, 2010. The gross profit percentage decreased to 54% for the year ended December 31, 2011 from 60% for the year ended December 31, 2010. The decreases in the gross profit percentages were due to the higher costs related to delivery of XBRL filings revenues, which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL business are lower than our historical gross profit margins from our data and subscription businesses.

Gross profit for the year ended December 31, 2010 decreased $2,880, or 20%, to $11,641 from $14,521 for the year ended December 31, 2009. The gross profit percentage decreased to 60% for the year ended December 31, 2010 from 76% for the year ended December 31, 2009. The decreases in the gross profit percentages were due to the higher costs related to delivery XBRL filings revenues, which have increased as a percentage of total revenues. We expect our gross profit percentages will continue to decline as we increase our XBRL business since the gross profit margins related to the XBRL business are lower than our historical gross profit margins from our data and subscription businesses.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, public relations, and costs of marketing materials. Sales and marketing expenses for the year ended December 31, 2011 increased $346, or 13%, to $3,059, from $2,713 for the year ended December 31, 2010. The net increase was primarily due to a $248 increase in payroll related expenses and a $48 increase in stock compensation expense. Sales and marketing expenses for the year ended December 31, 2010 decreased $404, or 13%, to $2,713, from $3,117 for the year ended December 31, 2009. The net decrease was primarily due to a $328 decrease in payroll related expenses and a $144 decrease in stock compensation expense which were partially offset by a $73 increase in professional fees.

Development. Development expenses, which consist primarily of salaries and benefits and outside development costs, for the year ended December 31, 2011 increased $3,040, or 164%, to $4,892, from $1,852 for the year ended December 31, 2010. The net increase was primarily due to a full year effect of development payroll related expenses from the UBmatrix acquisition that was completed in November 2010. Development expenses for the year ended December 31, 2010 decreased $26, or 1%, to $1,852, from $1,878 for the year ended December 31, 2009. The net decrease was primarily due to a $67 decrease in stock compensation expense and a $38 decrease in professional fees from external vendors which were partially offset by a $78 increase in payroll related expenses.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the year ended December 31, 2011 increased $2,129, or 20%, to $12,801, from $10,672 for the year ended December 31, 2010. The net increase was primarily due to a $1,389 increase in stock compensation expense, a $1,058 increase in payroll related expenditures, offset by a $321 decrease in bad debt expense. General and administrative expenses for the year ended December 31, 2010 increased $2,823, or 36%, to $10,672, from $7,849 for the year ended December 31, 2009. The net increase was primarily due to approximately $620 of costs related to the UBmatrix acquisition as well as a $633 increase in stock compensation expense, a $575 increase in payroll related expenditures, a $527 increase in other professional fees, a $151 increase in rent and a $111 increase in insurance expenses.

Severance Costs. For the year ended December 31, 2011, we recognized $263 of severance costs related to the termination of employment of our former Chief Technology Officer. We also recognized $255 of severance costs related to operational and organization structure changes. In 2010, we accrued $187 of severance costs related to the resignation of our CFO and $251 related to other workforce reductions. In 2009 we accrued $57 of severance costs related to workforce reductions.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of definite lived intangible assets. Depreciation and amortization for the year ended December 31, 2011 increased $406, or 14%, to $3,319 from $2,913 from the year ended December 31, 2010 primarily as a result of increased amortization of capitalized development costs as well as increased capital expenditures. Depreciation and amortization for the year ended December 31, 2010 increased $718, or 33%, to $2,913 from $2,195 from the year ended December 31, 2009 primarily as a result of increased amortization of capitalized development costs as well as increased capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $3,535 for the year ended December 31, 2011 compared to net cash used by operating activities of $1,723 for the year ended December 31, 2010. This was primarily due to the increase in net loss for the year ended December 31, 2011 resulting from our increased investment in our XBRL filings business as well as increase to our technical development staff.

Net cash used in investing activities was $2,208 for the year ended December 31, 2011 compared to $416 for the year ended December 31, 2010. The increase for the year ended December 31, 2011 was due primarily to the fact that in the 2010 acquisition of UBmatrix we acquired $2,531 cash to offset the majority of capital expenditures. Excluding the $2,531 cash we acquired last year, net cash used in investing activities decreased $739 due to lower capitalized product development costs. On November 22, 2010, we acquired UBmatrix and received $2,531 of which, $2,000 related to the issuance of Series C Preferred Stock. As part of the consideration for UBmatrix, we issued 87,016 shares of preferred stock which are convertible by dividing the purchase price per share plus accrued dividends by a conversion price of $1.45 per share. Under certain conditions, we may be required to redeem all or part of the Series C Preferred Shares at fair value (see Note 10, Redeemable Preferred Stock of the accompanying notes to consolidated financial statements).

Net cash provided by financing activities was $396 for the year ended December 31, 2011 compared to net cash provided of $10,803 for the year ended December 31, 2010. The decrease was due primarily to the issuance of Series B Preferred Stock in 2010 in return for $12,000 cash, offset by a $2,000 bank loan taken out in 2011 and repayment of prior bank loan of $1,604 (see Note 8,Long-Term Debt of the accompanying notes to consolidated financial statements) . On January 28, 2010 we issued 120,000 shares of our Series B Preferred Stock for $12,000, offset by fees incurred of $768. Generally, each Series B Preferred Share is convertible into shares of our common stock determined by dividing the purchase price per share plus accrued dividends by a conversion price of $1.10 per share. Under certain conditions, we may be required to redeem all or part of the Series B Preferred Shares at fair value (see Note10, Redeemable Preferred Stock of the accompanying notes to consolidated financial statements). We have used a substantial portion of the proceeds from the issuance to support investment in personnel, infrastructure, training and other costs related to our XBRL filings business throughout 2011.

At December 31, 2011, we had cash and cash equivalents on hand of $5,418. We have no off-balance sheet arrangements at December 31, 2011. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B preferred stock issuance and UBmatrix acquisition and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

Our future contractual obligations, including variable rate debt and interest estimated at 5.0%, at December 31, 2011 were as follows:

	Payments Due by Period
	Total	Less than 1 Year	Years 1-3	Years 4-5	More than 5 Years
Long-term debt, including interest	$1,963	$743	$1,220	$—	$—
Operating lease obligations	5,283	1,798	3,123	362	—
Severance agreements	244	244	—	—	—

Total	$7,490	$2,785	$4,343	$362	$—

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

The Company derives revenues from four primary sources: XBRL filing processing fees, XBRL software fees, data and solutions fees and web services subscriptions fees. The Company recognizes XBRL filings revenue from fixed fees on a ratable basis as well as perfiling fees as the services are provided. The Company’s software revenues are derived from the licensing of software products, the maintenance and support of those software products and the performance of other professional services. The Company’s software is typically licensed with associated maintenance and support revenues. As there is not sufficient vendor-specific objective evidence to support the separate determination of the fair value of the license fee and undelivered maintenance and support, the total revenues are recognized ratably over the support period. The Company’s professional services revenues are either recognized as they are performed or ratably over a respective support period, dependent on whether the services represent a separate unit of accounting. Revenue from data licenses is recognized over the term of the underlying contracts. The Company’s data solutions sometimes involve upfront onetime customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of the Company’s data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months.

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

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectability of accounts receivable, the estimated useful lives and fair values of intangible assets and the estimated fair value of goodwill. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payments and for sales allowances. If the financial conditions of our customers deteriorate or there are specific factors resulting from the specific type of product, or customer class inability to make payments, additional allowances will be required. We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our evaluation is based on reviewing our 3 reporting units which comprise of (i) XBRL Filings, (ii) XBRL software, and (iii) Data and Solutions and Subscriptions and estimating their fair value for comparison against their net asset carrying values. In estimating the fair values of our 3 reporting units we take into account the anticipated post tax cash flows of each reporting unit determined from our estimates of their future growth rates and operating margins. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The net assets attributable to each reporting unit are determined based upon our estimate of the assets and liabilities of the Company that are attributable to deriving their free cash flows. In addition we compare our estimates of the total fair values of our reporting units to the market capitalization of the Company. The

Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at December 31, 2011. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of December 31, 2011. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

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

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, ASU 2010-28, “Goodwill Impairment Testing in Reporting Units with a Zero or Negative Carrying Amount,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. This accounting update did not have a material effect on our consolidated financial statements, although that could change.

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

The amendments to ASC 350-20, Intangibles—Goodwill and Other: Goodwill simplified the current two-step goodwill impairment test previously required by ASC 350-20, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The adoption of these changes had no impact on our consolidated financial statements.

On February 28, 2011, the Company adopted changes to the disclosure of pro forma information for business combinations ASU 2010-29, “Business Combinations—Disclosure of Supplementary Pro-Forma Information”, issued by the FASB. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010. See Note 3—“Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. The adoption of these changes had no impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Fluctuations

We generally invest in short-term, low risk instruments. We believe that any change in interest rates would not have a material effect on our consolidated financial statements.

We experience changes in interest expense when market interest rates change as interest on our current debt facility is calculated at 1.75% over the Wall Street Journal prime rate. We believe that any change in interest rates would not have a material effect on our financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of Exchange Act, as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is accumulated and communicated to our management, including our principle executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, we use the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2011. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We hired our new Chief Executive Officer, Robert J. Farrell, effective March 28, 2011. On that date, Mark Maged resigned as Chairman of the Board of Directors and assumed the newly created role of Lead Independent Director. John M. Connolly, a member of our Board of Directors who had functioned as our interim Chief Executive Officer and President since September 30, 2010, assumed the position of Chairman of the Board of Directors as of that date. In addition, on May 23, 2011, we hired Mark Murphy as Vice President Finance and Controller. There were no other changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

The information required by Item 10 (Directors, Executive Officers, Corporate Governance and Section 16a), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders which will be filed not later than 120 days after the close of our year ended December 31, 2011.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 23, 2010, by and among the Registrant, UBM Acquisition Corp., UBmatrix, Inc. and the Stockholders’ Representative (as defined therein) (1)

2.2	Amendment No. 1, dated as of October 20, 2010, to the Agreement and Plan of Merger, dated as of June 23, 2010, by and among the Registrant, UBM Acquisition Corp., UBmatrix, Inc. and the Stockholders’ Representative (as defined therein) (2)

3.1	Amended and Restated Certificate of Incorporation (3)

3.2	Amended and Restated Bylaws of the Registrant, dated January 28, 2010 (4)

3.3	Amendment to Amended and Restated Certificate of Incorporation (5)

3.4	Certificate of Designation of Series A Preferred Stock of the Registrant (6)

3.5	Certificate of Designation of Series B Convertible Preferred Stock of the Registrant (4)

3.6	Certificate of Designation of Series C Convertible Preferred Stock of the Registrant (7)

3.7	Amendment to Amended and Restated Certificate of Incorporation (8)

4.1	Form of Specimen Stock Certificate for Registrant’s Common Stock (3)

4.2	Amended and Restated Investor Rights Agreement, dated November 22, 2010 (8)

10.1	Form of Indemnity Agreement entered into between the Registrant and its Directors and senior management (9)

10.2	Trademark License Agreement dated March 26, 1999 between the U.S. Securities and Exchange Commission and the Registrant (3)

10.3	1996 Stock Option Plan (10)%

10.4	1999 Stock Option Plan (3)%

10.5	1999 Outside Directors Stock Option Plan (3)%

10.6	Third Amendment to Office Building Lease by and between PRIM Rockville Pike, LLC and the Registrant (3)

10.7	2005 Stock Award and Incentive Plan (11)%

10.8	Amendment #1 to 2005 Stock Award and Incentive Plan (12)

10.9	Services Agreement, dated as of September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (13)+

10.9	Renewal Agreement to Trademark License Agreement between the Registrant and the U.S. Securities and Exchange Commission, dated as of March 10, 2009 (14)

10.10	Amendment #2 to 2005 Stock Award and Incentive Plan, dated June 10, 2009 (15)%

10.11	Amendment No. 1, dated December 30, 2009, to the Services Agreement, dated September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (16)+

Exhibit Number	Description

10.12%	Separation of Employment and General Release Agreement, dated as of March 19, 2010 and effective as of March 31, 2010, between the Registrant and John C. Ferrara (17)%

10.13	Series C Preferred Stock Purchase Agreement, dated June 23, 2010 (1)

10.14	Consulting Agreement, dated as of April 12, 2010, between the Registrant and Ronald P. Fetzer (18)%

10.15	Agreement, dated as of October 13, 2010, between the Registrant and Philip Moyer (19)%

10.16	Amendment No. 2, dated October 29, 2010, to the Services Agreement, dated September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company(8)+

10.17	Amendment No. 3 to 2005 Stock Award and Incentive Plan, dated November 22, 2010 (20)%

10.18	Employment Agreement, dated June 25, 2010, between the Registrant and David Price (21)%

10.19	Strategic Alliance Agreement, dated February 2, 2010, between the Registrant and PR Newswire Association LLC (22)+

10.20	Amendment No. 1, dated January 31, 2011 to Strategic Alliance Agreement dated February 2, 2010, between the Registrant and PR Newswire Association LLC (22)+

10.21	Employment Agreement, dated March 1, 2011, between the Registrant and Robert Farrell (23)%

10.22	Loan and Security Agreement, dated May 3, 2011, between the Registrant and Silicon Valley Bank (24)

10.23	Amendment No. 3., dated May 10, 2011, to the Services Agreement, dated September 30, 2008, between the Registrant and R.R. Donnelley & Sons Company (25)+

21.1	Subsidiaries of the Registrant@

23.1	Consent of BDO USA, LLP@

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002@

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002@

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002@

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002@

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

%	Compensatory plan or arrangement
***	Submitted electronically herewith
+	Confidential treatment has been requested for or granted as to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2009, 2010 and 2011, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2010 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2010 and 2011 and (v) Notes to Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

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

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated June 29, 2010, and incorporated by reference herein.
(2)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 21, 2010, and incorporated by reference herein.
(3)	Filed as an exhibit to Amendment No. 1 to Registrant’s Registration Statement on Form S-1, as filed with the Commission on May 7, 1999, and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated January 29, 2010, and incorporated by reference herein.
(3)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated March 29, 2005, and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated November 26, 2010, and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.
(9)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as filed with the Commission on March 30, 1999, and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant’s Definitive Proxy Statement on Schedule 14A dated May 31, 2005, and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated by reference herein.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed January 4, 2010 and incorporated by reference herein.

(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated by reference herein.
(19)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 14, 2010, and incorporated by reference herein.
(20)	Filed as Annex C to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 20, 2010, and incorporated by reference herein.
(21)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed July 6, 2010, and incorporated by reference herein.
(22)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and incorporated by reference herein.
(23)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed March 8, 2011, and incorporated by reference herein.
(24)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed May 5, 2011, and incorporated by reference herein.
(25)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated by reference herein.

(b) Financial Statements and Financial Statement Schedules

Our consolidated financial statements filed as part of this Form 10-K are filed on pages F-1 to F-19 to this Form 10-K. The financial statement schedule required by Regulation S-X follows.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

EDGAR ONLINE, INC.

Financial Statement Schedule

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged To Costs and Expenses	Deductions (1)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts Receivable
Year ended December 31, 2009	$312	590	(558)	$344
Year ended December 31, 2010	$344	540	(357)	$527
Year ended December 31, 2011	$527	219	(267)	$479

(1)	Write-offs of receivables.

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
Robert J. Farrell
President and Chief Executive Officer Date: March 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT J. FARRELL Robert J. Farrell	President and Chief Executive Officer	March 13, 2012

/S/ DAVID J. PRICE David J. Price	Chief Financial Officer and Chief Operating Officer	March 13, 2012

/S/ JOHN M. CONNOLLY John M. Connolly	Chairman of the Board of Directors	March 13, 2012

/S/ ALFRED R. BERKELEY III Alfred R. Berkeley III	Director	March 13, 2012

/S/ HARRY D. COPPERMAN Harry D. Copperman	Director	March 13, 2012

/S/ ERIC B. HERR Eric B. Herr	Director	March 13, 2012

/S/ MARK MAGED Mark Maged	Director	March 13, 2012

/S/ BARRY SCHULER Barry Schuler	Director	March 13, 2012

/S/ JEFFREY SCHWARTZ Jeffrey Schwartz	Director	March 13, 2012

EDGAR ONLINE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

EDGAR Online, Inc.

Rockville, Maryland

We have audited the accompanying consolidated balance sheets of EDGAR Online, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule included in Item 15 of the Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDGAR Online, Inc. and Subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
March 13, 2012
Bethesda, Maryland

EDGAR ONLINE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	December 31, 2011
ASSETS
Cash and cash equivalents	$10,765	$5,418
Short-term investments	226	229
Accounts receivable, less allowance of $527 at December 31, 2010 and $479 at December 31, 2011	3,988	4,823
Other current assets	218	490

Total current assets	15,197	10,960
Property and equipment, net	3,863	3,712
Goodwill	7,665	7,328
Intangible assets, net	3,066	2,338
Other assets	458	418

Total assets	$30,249	$24,756

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/DEFICIT
Accounts payable	$2,033	$1,498
Accrued expenses	1,846	3,300
Deferred revenues	4,468	4,005
Current portion of long-term debt	1,437	667

Total current liabilities	9,784	9,470
Long-term debt	—	1,166
Other long-term liabilities	233	320

Total liabilities	10,017	10,956

Commitments and contingencies	—	—
Redeemable preferred stock—Series B, convertible, $0.01 par value, 120,000 shares authorized and outstanding at December 31, 2010 and December 31, 2011; liquidation preference of $14,474 at December 31, 2010 and $14,785 at December 31, 2011	12,299	14,114
Redeemable preferred stock—Series C, convertible, $0.01 par value, 90,000 shares authorized and 87,016 outstanding at December 31, 2010 and December 31, 2011; liquidation preference of $7,749 at December 31, 2010 and $9,837 at December 31, 2011	7,132	8,390

Stockholders’ equity (deficit):
Preferred stock—Series A, $0.01 par value, 500,000 shares authorized at December 31, 2010 and December 31, 2011; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized at December 31, 2010 and December 31, 2011, 29,441,339 shares issued and 28,482,921 shares outstanding at December 31, 2010, and 35,498,496 shares issued and 35,215,078 shares outstanding at December 31, 2011	294	355
Additional paid-in capital	78,201	77,329
Accumulated deficit	(76,015)	(85,782)
Treasury stock, at cost, 958,418 shares at December 31, 2010 and 283,418 shares at December 31, 2011	(1,679)	(606)

Total stockholders’ equity (deficit)	801	(8,704)

Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$30,249	$24,756

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2009	2010	2011
Revenues:
XBRL filings	$4,151	$6,404	$12,527
XBRL software	—	—	2,650
Data and solutions	8,409	7,583	7,613
Subscriptions	6,614	5,481	4,979

	19,174	19,468	27,769
Cost of revenues	4,653	7,827	12,786

Gross profit	14,521	11,641	14,983

Operating expenses:
Sales and marketing	3,117	2,713	3,059
Product development	1,878	1,852	4,892
General and administrative	7,849	10,672	12,801
Severance costs	57	438	518
Amortization and depreciation	2,195	2,913	3,319

	15,096	18,588	24,589

Loss from operations	(575)	(6,947)	(9,606)
Interest and other, net	(375)	(282)	(161)

Net loss	(950)	(7,229)	(9,767)
Dividends on preferred stock	—	(1,353)	(2,568)
Accretion on preferred stock	—	(67)	(505)

Net loss to common stockholders	$(950)	$(8,649)	$(12,840)

Net loss to common stockholders per share—basic and diluted	$(0.04)	$(0.32)	$(0.43)

Weighted average shares outstanding—basic and diluted	26,760	26,974	30,044

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/DEFICIT

(in thousands, except share data)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2008	27,554,713	$276	1,048,895	$(1,828)	$73,092	$(67,836)	$3,704
Net loss	—	—	—	—	—	(950)	(950)
Exercise of stock options	20,000	—	—	—	16	—	16
Stock-based compensation	—	—	—	—	1,339	—	1,339
Restricted stock issued	272,189	3	—	—	(3)	—	—
Treasury stock issued	—	—	(57,143)	97	(97)	—	—

Balance at December 31, 2009	27,846,902	279	991,752	(1,731)	74,347	(68,786)	4,109
Net loss	—	—	—	—	—	(7,229)	(7,229)
Accrued dividends on Series B and Series C Preferred Stock	—	—	—	—	(1,353)	—	(1,353)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	201	—	201
Exercise of stock options	51,334	—	—	—	71	—	71
Equity-based severance charges	—	—	—	—	28	—	28
Stock-based compensation	—	—	—	—	1,744	—	1,744
Restricted stock granted for compensation payable to employees of acquired company	—	—	—	—	1,767	—	1,767
Restricted stock issued	108,657	1	—	—	(1)	—	—
Issuance of common stock	1,434,446	14			1,449		1,463
Treasury stock issued	—	—	(33,334)	52	(52)	—	—
Balance at December 31, 2010	29,441,339	$294	958,418	$(1,679)	$78,201	$(76,015)	$801
Net loss	—	—	—	—	—	(9,767)	(9,767)
Accrued dividends on Series B and Series C Preferred Stock	—	—	—	—	(2,568)	—	(2,568)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	(297)	—	(297)
Accretion from original Fair Market Value to redemption value on Series C Preferred Stock	—	—	—	—	(208)	—	(208)
Stock-based compensation	—	—	—	—	3,335	—	3,335
Restricted stock issued*	6,057,157	61	—	—	(61)	—	—
Treasury stock issued*	—	—	(675,000)	1,073	(1,073)	—	—
Balance at December 31, 2011	35,498,496	$355	283,418	$(606)	$77,329	$(85,782)	$(8,704)

*	Included in Restricted stock issued and Treasury stock issued are the shares granted to John Connolly, Robert Farrell and David Price of 558,541, 3,448,310 and 675,000, respectively, granted in November 2010, March 2011 and July 2010, respectively.

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEARS ENDED DECEMBER 31,
	2009	2010	2011
Cash flow from operating activities:
Net loss	$(950)	$(7,229)	$(9,767)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of capitalized product costs	218	158	40
Amortization of intangible assets	1,246	1,094	1,007
Amortization of deferred financing costs and discount	67	73	24
Equity-based severance charges	—	28	0
Depreciation and amortization of property and equipment	949	1,819	2,312
Stock-based compensation	1,339	1,744	3,335
Loss on disposal of fixed assets	—	—	43
Provision for losses on trade accounts receivable	590	540	219
Changes in assets and liabilities:
Accounts receivable	(380)	(2,061)	(1,054)
Accounts payable and accrued expenses	139	1,024	919
Other long-term payables	(83)	(17)	87
Deferred revenues	(869)	1,043	(405)
Other, net	46	61	(295)

Total adjustments	3,262	5,506	6,232

Net cash used in/provided by operating activities	2,312	(1,723)	(3,535)

Cash flow from investing activities:
Capital expenditures	(394)	(812)	(983)
Capitalized product development costs	(1,455)	(2,131)	(1,232)
Cash acquired in connection with business combinations	—	2,531	—
Proceeds from disposal of fixed assets	—	—	10
Short-term investments	(2)	(4)	(3)

Net cash used in investing activities	(1,851)	(416)	(2,208)

Cash flow from financing activities:
Proceeds from issuance of Series B Preferred Stock	—	12,000	—
Costs incurred in connection with issuance of Series B Preferred Stock		(768)	—
Proceeds from notes payable issued	—	—	2,000
Payments of notes payable	(438)	(500)	(1,604)
Proceeds from exercise of stock options and warrants	16	71	—

Net cash (used in) provided by financing activities	(422)	10,803	396

Net (decrease) increase in cash and cash equivalents	39	8,664	(5,347)
Cash and cash equivalents at beginning of year	2,062	2,101	10,765

Cash and cash equivalents at end of year	$2,101	$10,765	$5,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$190	$147	$132
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$—	$1,353	$2,568
Accretion of issuance costs and beneficial conversion discount on Series B Preferred Stock	$—	$67	$297
Accretion of Fair Market Value to redemption value on Series C Preferred Stock	$—	$—	$208
Net assets of acquired company	$—	$7,978	$—

See accompanying notes to consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(1) DESCRIPTION OF BUSINESS

EDGAR Online, Inc. (“EDGAR Online” or “the Company”) was incorporated in the State of Delaware in November 1995 under the name Cybernet Data Systems, launched its EDGAR Online website in January 1996, and went public in May 1999 under its current name. EDGAR Online is a leading provider of XBRL (eXtensible Business Reporting Language) filing services, data sets and analysis tools. The Company’s data products provide highly detailed fundamental financial information along with the source documents and are created through the use of proprietary high speed software that automates much of the data extraction and calculation processes. The Company’s XBRL Filing service uses parts of this same proprietary data extraction and processing software along with personnel skilled in accounting, rigorous quality processes and additional proprietary tools to assist public companies in the creation of XBRL filings for submission to the U.S. Securities and Exchange Commission. The Company’s XBRL analysis tool is a proprietary software tool that assists users in analyzing both the Company’s own proprietary XBRL data sets and industry standard XBRL data files. EDGAR Online delivers its data and analysis products via online subscriptions, as data licenses directly to end-users, embedded in other web sites and through a variety of redistributors. The Company delivers its XBRL filings services primarily through partnerships with financial printers, platforms and other providers of SEC compliance services. Consumers of the Company’s information are generally financial, corporate and advisory professionals who work in financial institutions such as investment funds, asset management firms, insurance companies and banks, stock exchanges and government agencies, as well as accounting firms, law firms, corporations or individual investors.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) REVENUE RECOGNITION

The Company derives revenues from four primary sources: XBRL filing processing fees, XBRL software fees, data and solutions fees, and web services subscriptions fees. The Company recognizes XBRL filings revenue as per filing fees as the services are provided. The Company’s software revenues are derived from the licensing of software products, the maintenance and support of those software products and the performance of other professional services. The Company’s software is typically licensed with associated maintenance and support revenues. Where there is not sufficient vendor-specific objective evidence to support the separate determination of the fair value of the license fee and undelivered maintenance and support, the total revenues are recognized ratably over the support period. The Company’s professional services revenues are either recognized as they are performed or ratably over a respective support period, dependent on whether the services represent a separate unit of accounting. Revenue from data licenses is recognized over the term of the underlying contracts. The Company’s data solutions sometimes involve upfront onetime customization fees along with more traditional data licensing arrangements for the ongoing delivery of the data solution. In addition, some of the Company’s data solutions are billed on a time and materials basis, per service level agreements or for delivery of data. Upfront customization fees are recognized systematically over the expected customer relationship period. Revenue from time and materials based agreements and data delivery is recognized as the services and data are provided. Revenue from subscriptions is recognized ratably over the subscription period, which is typically twelve months.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(b) COST OF REVENUES

Cost of revenues consists primarily of salaries and benefits of operations personnel involved in the creation of XBRL filings and production of data sets, fees paid to our external providers of personnel in the creation of filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized.

(c) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 “Costs of Software to be Sold, Leased, or Marketed”. Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in other assets) totaled $39 and $106 at December 31, 2010 and 2011, respectively. Related amortization expense, included in cost of revenues, totaled $218, $158 and $39 in the years ended December 31, 2009, 2010 and 2011, respectively.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (Internal-Use Software”) . The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. The Company’s computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $2,707 and $2,144 at December 31, 2010 and December 31, 2011, respectively. Related amortization expense totaled $396, $1,208 and $1,688 in the years ended December 31, 2009, 2010 and 2011, respectively.

(d) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers cash and all highly liquid investments, such as money market accounts or CDs with original maturities of ninety days or less to be cash and cash equivalents. Any liquid investments with original maturities of over ninety days, but under one year, are included in short-term investments. Short-term investments at December 31, 2011 included a CD for $229 which matured in May 2011.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(f) ACQUISITION ACCOUNTING

The Company uses the acquisition method to account for business combinations, whereby the total purchase price of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed, including contingent consideration, based upon their respective fair values at the date of acquisition. The purchase price in excess of the fair value of the net assets and liabilities, if any, is recorded as goodwill. The allocation of the purchase price is dependent upon certain valuations and other studies, which contain estimates and assumptions.

(g) LONG-LIVED ASSETS

We establish the estimated useful lives of our intangible assets based on a number of factors, which is in part based on our assessments of the technology and customer relationships acquired. If these estimates change, the estimated useful lives of our intangibles may require adjustment. We test goodwill annually and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our evaluation is based reviewing our 3 reporting units which comprise of (i) XBRL Filings, (ii) XBRL software, and (iii) Data and Solutions and Subscriptions and estimating their fair value for comparison against their net asset carrying values. In estimating the fair values of our 3 reporting units we take into account the anticipated post tax cash flows of each reporting unit determined from our estimates of their future growth rates and operating margins. The Company’s discounted cash flows required management judgment with respect to forecasted sales, launch of new products, gross margin, selling, general and administrative expenses, capital expenditures and the selection and use of an appropriate discount rate. The Company utilized its weighted average cost of capital as the discount rate for the projected future cash flows and its median revenue and earnings multiples under the market approach. The net assets attributable to each reporting unit are determined based upon our estimate of the assets and liabilities of the Company that are attributable to deriving their free cash flows. In addition we compare our estimates of the total fair values of our reporting units to the market capitalization of the Company. The Company’s assessment resulted in a fair value that was greater than the Company’s carrying value at December 31, 2011. In accordance with the authoritative literature, the second step of the impairment test was not required to be performed and no impairment of goodwill was recorded as of December 31, 2011. Subsequent reviews may result in future periodic impairments that could have a material adverse effect on the results of operations in the period recognized.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

The Company evaluates its tax positions each year and has found no unrecognized tax benefits. In certain cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The Company files U.S. and state income tax returns in jurisdictions with varying statutes of limitations. With limited exceptions and due to the impact of net operating loss and other credit carryforwards, the Company may be effectively subject to U.S. federal income tax examinations for periods after 1996. The Company is subject to examination by state and local tax authorities generally for the period mandated by statute. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2011, the Company had no accrued interest or penalties.

(i) STOCK-BASED COMPENSATION

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (“Awards Classified as Equity”). The Company is required to recognize compensation expense for all employee and director stock-based compensation awards, which have historically been primarily comprised of stock options, based on estimated grant date fair values.

The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Additionally, the estimated forfeiture rate is applied and the cumulative effect determined for all prior periods in which stock-based compensation costs have been recorded. The Company estimated expected forfeitures over the life of each individual award and has included the impact of these expected forfeitures of $165, $120, and $352 in stock-based compensation expense for the years ended December 31, 2009, 2010 and 2011, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for the years ended December 31, 2009, 2010 and 2011 was as follows:

	2009	2010	2011
Cost of revenues	$51	$34	$185
Sales and marketing	371	234	186
Development	153	80	228
General and administrative	764	1,396	2,736

Total expense	$1,339	$1,744	$3,335

Expense per share	$(0.05)	$(0.06)	$(0.11)

The estimated per share weighted average grant-date fair values of stock granted during the years ended December 31, 2009, 2010 and 2011 were $0.99, $0.88 and $0.73, respectively. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2009	2010	2011
Expected dividend yield	0.0%	0.0%	0.0%
Expected average volatility	74%	74%	81%
Risk-free interest rate	1.92-2.04%	2.63-4.63%	2.31-3.48%
Expected life in years	6	6	6.3

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

(j) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley and Sons accounted for 26% and 19% of accounts receivable at December 31, 2010 and 2011, respectively. PR Newswire accounted for 26% and 22% of accounts receivable at December 31, 2010 and 2011, respectively. There was no other one customer that accounted for more than 10% of accounts receivable at December 31, 2010 or 2011.

R.R. Donnelley and Sons comprised 22%, 31% and 27% of the Company’s total revenue during 2009, 2010 and 2011, respectively. PR Newswire was the only other customer to account for more than 10% of revenues for 2011 at 11.2%. The Company’s other customers are geographically dispersed primarily throughout the U.S.A with no other one customer accounting for more than 10% of revenues during 2009, 2010 or 2011. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The financial statement carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2010 and 2011 approximate their fair value because of the immediate or short-term maturity of these instruments. The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

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

Diluted net loss per share is the same as basic net loss per share amounts as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. Anti-dilutive securities outstanding numbered 3,883,048, 6,899,322 and 8,175,436 for the years ended December 31, 2009, 2010 and 2011, respectively. Additionally the diluted net loss per share does not include 20,225,497 common shares issuable under the conversion provisions of our Series B and Series C Preferred Stock at December 31, 2011.

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

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

This update was effective for the Company on January 1, 2010, except for Level 3 reconciliation disclosures which went into effect on January 1, 2011. On January 1, 2011 the Company adopted this update, which did not have a material impact on the disclosures to the consolidated financial statements.

In December 2010, an update was made to the Intangibles—Goodwill and Other Topic, ASC 350, ASU 2010-28, “Goodwill Impairment Testing in Reporting Units with a Zero or Negative Carrying Amount,” which provides guidance for all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update became effective for us on January 1, 2011. This accounting update did not have a material effect on our consolidated financial statements, although that could change.

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

On February 28, 2011, the Company adopted changes to the disclosure of pro forma information for business combinations ASU 2010-29, “Business Combinations—Disclosure of Supplementary Pro-Forma Information”, issued by the FASB. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination, that occurred during the current year, had occurred as of the beginning of the comparable prior annual reporting period only. For the Company, this would be as of January 1, 2010. See Note 3—“Acquisitions.” Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings, if any. The adoption of these changes had no impact on our consolidated financial statements.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(3) ACQUISITIONS

On November 22, 2010 (“the Acquisition Date”), the Company completed a merger with UBmatrix, Inc., a Washington corporation (“UBmatrix”). As a result, all of the outstanding shares of capital stock of UBmatrix were converted into the right to receive an aggregate of 74,379 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”) and an aggregate of 2,685,088 shares of the Company’s common stock (the “Common Stock”). Of these shares, all of the shares of Series C Preferred Stock and 1,063,046 shares of the Common Stock were issued at closing, while 1,622,042 shares of the Common Stock were paid into escrow to secure the post-closing indemnification obligations of the UBmatrix stockholders. The common stock issued in connection with the merger includes 1,190,056 shares issuable to certain employees of UBmatrix who joined our company as of the closing and 1,495,032 shares issuable to the stockholders, prior Chief Financial Officer and service providers of UBmatrix. The shares issuable to the UBmatrix employees were issued pursuant to our 2005 Stock Award and Incentive Plan, and, except in one case as described in the following sentence, were subject to restrictions on vesting that lasted through the recipients’ initial 12 months of employment with us. The stock issued without restriction consists of 60,586 shares of our common stock issued to the prior Chief Financial Officer of UBmatrix, who was only employed by the combined entity through February 2011, and was issued as payment for unpaid past bonuses. Also in connection with the merger, the Company entered into a purchase agreement with certain stockholders of UBmatrix to issue and sell 12,637 shares of the Company’s Series C Preferred Stock for an aggregate purchase price of $2,000. In recording the purchase, we combined the merger and the stock purchase as if they were a single transaction in estimating the value of the shares issued as they were mutually dependent.

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

The financial information in the table below summarizes the combined results of the Company and UBmatrix on a pro forma basis for 2010, as though the companies had been combined as of the beginning of 2010. The 2011 results are actual results for the combined Company. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2009 or 2010 or of results that may occur in the future.

The following unaudited pro forma financial information for fiscal 2010 combines the historical results of the Company for the year ended December 31, 2010 and the historical results of UBmatrix for the year ended September 30, 2010. The financial information for fiscal 2011 are actual results for the combined Company.

	2010	2011
Revenues	$21,478	$27,769
Net loss	$(14,086)	$(12,841)
Net loss per share	$(0.47)	$(0.43)
Weighted average shares outstanding	29,659	30,044

(4) GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill is comprised of goodwill from its acquisition of FIS in 2001 and its merger with UBmatrix in 2010. There were no changes to the carrying amount of FIS goodwill of $2,130 in the years ended December 31, 2010 or 2011. Goodwill from the Company’s merger with UBmatrix totaled $5,476 which was

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

determined on the acquisition date of November 22, 2010. There was a change to the final valuation of Software Intangibles, resulting in the carrying amount of UBmatrix goodwill decreasing $278, making the balance $5,198 as of December 31, 2011, which was the primary reason for the total change in Goodwill of $337 for the year.

Intangible assets consist of the following:

	December 31, 2010		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Accumulated know-how	$9,460	$9,460	$9,460	$9,460
Tradenames	375	—	375	41
Customer based intangibles	6,575	$3,884	6,795	4,791

	$16,410	$13,344	$16,630	$14,292

The weighted average useful life of accumulated know-how, tradenames and customer based intangibles is 9.5 years, 10 years and 8.1 years, respectively. Amortization of other intangible assets was $1,246 in the year ended December 31, 2009, $1,094 in the year ended December 31, 2010 and $1,007 in the year ended December 31, 2011. The annual amortization expense expected for each of the years through December 31, 2016 is $843, $565, $292, $155 and $155, respectively.

(5) PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2011 is summarized as follows:

	DECEMBER 31,
	2010	2011	ESTIMATED USEFUL LIVES
Equipment	$6,465	$7,045	3 - 5 years
Furniture and fixtures	660	555	7 years
Purchased software	746	826	3 years
Software development costs	5,050	6,281	3 years
Leasehold improvements	637	613	3 - 7 years

Subtotal	13,558	15,320
Less accumulated depreciation and amortization	(9,695)	(11,608)

Total	$3,863	$3,712

Depreciation and amortization expense for the years ended December 31, 2009, 2010 and 2011 was $949, $1,819 and $2,312 respectively. There were no disposals in the years ended December 31, 2009 or 2010, however there was a net loss on disposals of $33 in 2011 related to reducing the size of Norwalk, CT office.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(6) ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2010 and 2011:

	DECEMBER 31,
	2010	2011
Compensation and related benefits	$1,384	$1,532
Severance accrual (i)	20	244
Professional fees	336	175
Other	106	1,349

Total	$1,846	$3,300

(i)	See note 7 for further discussion of severance costs

Compensation and related benefits accrual consists primarily of $850 for annual bonus to be paid in March 2012, $552 for accrued vacation, $51 for accrued BOD payments and $35k of accrued commissions. The Other accrual consists primarily of $1,051 for Consulting services related to our XBRL filings business, $238 for other vendor invoices not received and $54 for state sales tax.

(7) SEVERANCE COSTS

On September 1, 2011, the employment of our former Chief Technology Officer was terminated effective September 30, 2011. As part of the separation and release agreement with this individual, the Company will pay severance of $263 over a twelve-month period. In addition, as part of the agreement, 10,000 unvested options immediately vested on September 30, 2011. As a result, the Company recorded severance costs totaling $263 and additional paid-in capital was increased by $3 to recognize previously unrecognized stock compensation expense remaining from the original grant date valuations of the options. In November 2011, the Company effected operational and organization structural changes and recorded $116 of severance costs. At December 31, 2011, there were $244 of severance costs payable through September 2012 included in accrued expenses.

(8) LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement was payable at variable rates of interest over the published JPMorgan Chase prime rate. The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. Interest expense under the Agreement, totaled $322, $266 and $54 for the years ended December 31, 2009, 2010 and 2011, respectively, and included $67, $73 and $18 respectively, of amortization of deferred financing costs and warrant discount.

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

The term loan is due in 36 equal monthly installments commencing October 1, 2011. At December 31, 2011, $667 was classified as the current portion of long-term debt and $1,166 was classified long-term debt. There were $21 of unamortized deferred financing costs included in other assets. The Company has not received any funding under the revolving line of credit as of December 31, 2011. Interest expense under the Agreement, totaled $67 for the year ended December 31, 2011 and included $6 of amortization of deferred financing costs.

see Note 14, Subsequent Event of the accompanying notes to consolidated financial statements for updated information on the Financing Agreement.

(9) INCOME TAXES

Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense. At December 31, 2011, the Company has approximately $51,000 in federal net operating losses, which will expire between 2012 and 2031, and approximately $49,000 of state net operating loss carry forwards, which will expire between 2012 and 2031.

The Company did not record any provision for income taxes for the years ended December 31, 2009, 2010 or 2011 due to net operating loss carry forwards and changes in the federal valuation allowance.

The Company’s deferred tax assets and liabilities and related valuation allowance as of December 31, 2010 and 2011 are as follows:

	2010	2011
Deferred tax assets:
Net operating loss carry forwards	$19,132	$20,410
Severance costs	10	98
Accruals and other, net	461	540
Stock compensation expense	1,096	2,131

Total deferred tax assets	20,699	23,179
Federal and state valuation allowance	(19,575)	(21,437)

Net deferred tax assets	$1,124	$1,742

Deferred tax liabilities:
Identifiable intangibles	$(1,124)	$(721)
Fixed Assets and Capitalized Software	—	(1,021)

Total deferred tax liabilities	(1,124)	(1,742)

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carry forwards is subject to limitations based on past and future changes in ownership of the Company. The

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Company has determined that it has experienced multiple ownership changes since inception, but does not believe that these past changes in ownership will restrict its ability to use its losses and credits within the carry forward period. Approximately $45,000 of the total federal net operating losses are currently subject to annual limitations ranging from approximately $1,400 to $3,100 per year. If we have further ownership changes, additional annual limitations on the use of our net operating loss carry-forwards may be imposed.

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

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series B Preferred Stock, the holders of the Series B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The aggregate amount of the Series B Preferred Stock liquidation preference at December 31, 2011, calculated in accordance with the provisions of item (i) of this paragraph is approximately $14,785.

In the event of a change in control of the Company as defined in the Series B Preferred Stock designation, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price of $100.00 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued on the Series B Preferred Stock from the issue date through and including the fifth anniversary of the issue date. The aggregate amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at December 31 2011 would have been approximately $20,625.

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

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series C Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock). The aggregate amount of the Series C Preferred Stock liquidation preference at December 31 2011, calculated in accordance with the provisions of item (i) of this paragraph is approximately $9,837.

In the event of a change in control of the Company as defined in the Series C Preferred Stock designation, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series C Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series C Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock) and (ii) the original purchase price of $100 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to January 28, 2015, accrued and unpaid dividends will include all dividends that would have accrued on the Series C Preferred Stock from the issue date through and including January 28, 2015. The aggregate amount payable to the Series C stockholders calculated in accordance with the provisions of item (ii) of this paragraph at December 31 2011 would have been approximately $13,817. The redemption value

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

of the Series C Preferred Stock, representing the original purchase price plus accrued and unpaid dividends, and the number of common shares issuable in the event the conversion provisions are exercised, at December 31 of each of the succeeding four year periods and at January 28, 2015 is expected to be as follows:

YEAR	REDEMPTION VALUE	COMMON SHARES ISSUABLE UPON CONVERSION
2011	$9,837	6,784,315
2012	$10,988	7,577,534
2013	$12,269	8,461,074
2014	$13,699	9,447,635
January 28, 2015	$13,817	9,529,123

There are no warrants outstanding at December 31, 2010 and December 2011.

(11) STOCK PLANS

In May 2005, the Company adopted the 2005 Stock Award and Incentive Plan (the “2005 Plan”) which replaced all previous stock option plans which in total had authorized the issuance of options to purchase up to 4,100,000 shares of the Company’s common stock since the Company’s inception. All remaining available shares under the Company’s prior stock option plans became available under the 2005 Plan upon its adoption. In addition, the 2005 Plan, when adopted, authorized 1,087,500 new shares of common stock for equity awards. The 2005 Plan authorizes a broad range of awards, including stock options, stock appreciation rights, restricted stock, non-restricted stock and deferred stock. At the Annual Meeting of Stockholders held on June 23, 2008, the 2005 Plan was amended to increase the number of shares available for grant by 1,000,000. At the Annual Meeting of Stockholders held on June 10, 2009, the 2005 Plan was amended to increase the number of shares available for grant by an additional 1,000,000 shares. The 2009 amendment also makes clear that under the 2005 Plan the Company may not reprice stock options or stock appreciation rights without shareholder approval. At the Annual Meeting of Stockholders held on November 18, 2010, the 2005 Plan was amended to increase the number of shares available for grant by an additional 5,955,109 shares. The 2010 amendment also increased the number of shares that may be granted under the 2005 Plan to any one participant in a given year from 300,000 to 1,000,000.

Option awards are generally granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Option awards generally vest over three years and have ten year contractual terms.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

Option activity for all Plans during the periods indicated is as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2008	3,362,216	$2.47
Issued	519,230	$1.05
Exercised	(20,000)	$0.79
Cancelled	(243,084)	$4.48

Outstanding at December 31, 2009	3,618,362	$2.12
Issued	1,600,000	$1.27
Exercised	(51,334)	$1.38
Cancelled	(764,481)	$1.92

Outstanding at December 31, 2010	4,402,047	$1.25
Issued	2,597,600	$1.04
Exercised	—	$—
Cancelled	(2,722,521)	$1.76

Outstanding at December 31, 2011	4,277,126	$1.45	7.33	$0

Exercisable at December 31, 2011	1,928,264	$1.97	4.74	$0

The weighted average grant-date fair value of options granted during the years 2009, 2010 and 2011 was $0.63, $0.90 and $0.73, respectively. The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at December 31, 2011. During the years ended December 31, 2009, 2010 and 2011, the aggregate intrinsic value of options exercised under the Company’s stock option plans was $4, $33 and $0, respectively, determined as of the date of exercise. Cash received from option exercises for the years ended December 31, 2009, 2010 and 2011 was $16, $71 and $0, respectively.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

In addition, the Company granted restricted shares under the 2005 Plan during the years ended December 31, 2009, 2010 and 2011. The Company also granted restricted shares out of treasury, and not under the 2005 Plan, to David Price, our Chief Financial Officer and Chief Operating Officer, during the year ended December 31, 2010. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity is as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT-DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2008	270,556	$2.82
Granted under 2005 Plan	228,462	$1.10
Granted from treasury shares	—	$—
Vested	(329,332)	$1.71
Cancelled	—	$—

Non-vested at December 31, 2009	169,686	$2.47
Granted under 2005 Plan	1,851,222	$1.07
Granted from treasury shares	675,000	$1.42
Vested	(141,991)	$1.86
Cancelled	(57,142)	$2.90

Non-vested at December 31, 2010	2,496,775	$1.18
Granted	3,498,310	$1.32
Granted from treasury shares	—	$—
Vested	(2,042,702)	$1.13
Cancelled	(54,073)	$1.54

Non-vested at December 31, 2011	3,898,310	$1.33	$1,559

As of December 31, 2011, there was $4,125 of total unrecognized compensation cost related to non-vested shares. That cost is expected to be recognized over a weighted average period of 1.89 years. The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at December 31, 2011. During the year ended December 31, 2011, the aggregate intrinsic value of shares vested was $2,443, determined based on the market price of the Company’s common stock on the respective vesting date.

At December 31, 2011, 4,766,474 shares are available for grant under the Company’s 2005 Plan.

EDGAR ONLINE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data)

(12) COMMITMENTS

The Company leases space in Norwalk, Connecticut, New York, New York, Rockville, Maryland, Bellevue, Washington and Redwood City, California for its primary offices. Rent expense totaled $1,202, $1,333 and $1,643 for the years ended December 31, 2009, 2010 and 2011, respectively.

Future minimum payments under these operating leases as of December 31, 2011 are as follows:

YEAR ENDING DECEMBER 31,	OPERATING LEASES
2012	$1,798
2013	1,423
2014	951
2015	749
2016	362
Thereafter	—

Total	$5,283

(13) SUBSEQUENT EVENTS

On February 28, 2012, we entered into a revised financing agreement (the “Revised Financing Agreement”) with SVB which amended and restated the Credit Facilities. Under the Revised Financing Agreement, the term loan made by SVB to the Company under the Credit Facilities, having a current outstanding principal balance of $1,722,000, remains outstanding and repayable in accordance with the existing payment schedule with an interest rate of 1.75% above the Wall Street Journal prime rate. The Revised Financing Agreement also provides for a working capital line of credit, subject to the maintenance of certain financial ratios and covenants by the Company, as well as the availability of eligible accounts receivable against which SVB may advance funds. The interest rate on the revolving line of credit is 1.25% above the Wall Street Journal prime rate. Under the Revised Financing Agreement, the term loan will be converted into an advance under the line of credit in the event that a targeted “quick ratio” falls below a certain level. The aggregate principal amount of loans outstanding under the term loan and the line of credit may not exceed $5,000,000. The Company’s obligations to SVB are secured by a first priority security interest in substantially all of the Company’s assets.