Form 10-K/A
period 2011-12-31
EDGAR ONLINE INC
filed 2012-04-30
CIK 1080224

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

On March 13, 2012, EDGAR Online, Inc. (“Company,” “we,” “us,” “our” and “EDGAR Online”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Company intended to incorporate Part III of Form 10-K in the Original Filing by reference to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders. Because the definitive proxy statement will not be filed by April 30, 2012, the Company is filing this Amendment No. 1 (this “Amendment”) on Form-10-K/A, which amends and restates items identified below with respect to the Original Filing and provides the disclosure required by Part III of Form 10-K.

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

Name	Age	Position	Director Since
Robert J. Farrell	48	President, Chief Executive Officer and Director	2011
John M. Connolly (1)	60	Chairman of the Board	2010
Mark Maged (2)	80	Lead Independent Director	1999
Alfred R. Berkeley (4)	67	Director	2010
Harry Copperman (3) (4)	65	Director	2011
Eric Herr (4)	64	Director	2011
Barry Schuler (2) (3) (5)	58	Director	2010
Jeffrey Schwartz (1) (2) (3)	47	Director	2010

(1)	Messrs. Connolly and Schwartz were elected to the Board in accordance with the terms of the Series B Preferred Stock Purchase Agreement, dated as of January 28, 2010, by and between the Company and Bain Capital Venture Integral Investors, LLC.
(2)	Member of the Nominating Committee
(3)	Member of the Compensation Committee
(4)	Member of the Audit Committee
(5)	Mr. Schuler was elected to the Board by the holders of the Company’s Series C Preferred Stock, in accordance with the terms of that series.

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

Mr. Farrell’s position at the Company led the Nominating Committee to recommend him for nomination as he is the sole member of management recommended to the Board.

John M. Connolly has been a member of the Board of Directors since January 2010, became Chairman in March 2011 and served as our Interim President and Chief Executive Officer from September 2011 through March 2011. He is currently serving as Interim President and Chief Executive Officer of The Princeton Review, Inc. (NASDAQ: REVU), a leading provider of test preparation, educational support services and online career education services. He is also a Managing Director and Operating Partner of Bain Capital Ventures, the Boston-based venture capital affiliate of Bain Capital, a private investment firm. Prior to joining Bain Capital Ventures in 2009, Mr. Connolly was President, Chief Executive Officer, and Chairman of M|C Communications, a company that is the leading provider of continuing medical education in the United States. Prior to M|C, from 2004 through March 2007, Mr. Connolly was President and Chief Executive Officer of Institutional Shareholder Services (“ISS”), now a subsidiary of MSCI, Inc., which provides proxy voting, corporate governance, compliance, and risk management solutions. Mr. Connolly received his B.A. from St. Norbert College and also his Executive Education Degree from the Executive Education Program at INSEAD which is located in Fontainebleau, France.

Mr. Connolly’s significant managerial and corporate governance experience led the Nominating Committee to recommend him for nomination.

Mark Maged has been a member of the Board of Directors since March 1999, served as Chairman of the Board from July 2007 through March 2011 and most recently, on March 28, 2011, became our Lead Independent Director. Since 1992, Mr. Maged, either individually or as Chairman of MJM Associates, LLC, has engaged in various private investment banking activities in the U.S. and internationally. Earlier in his career he was Chief Executive of Schroders, Incorporated, the U.S. arm of the international merchant bank, Schroders Plc., and also a member of the Board and Group Management Committee of Schroders Plc. He has also served as Chairman of the Board of Trustees of the Graduate and Undergraduate Business Schools of New York University, the Board of Directors of the American Women’s Economic Development Corporation and the Visiting Committee of the Russian Research Center of Harvard University. Mr. Maged received a B.S.S. from the College of the City of New York and an M.A. and L.L.B. from Harvard University.

Mr. Maged’s intimate historical knowledge of the Company led the Nominating Committee to recommend him for nomination.

Alfred R. Berkeley, III has served as a member of our Board of Directors since 2010. Mr. Berkeley served as the Chairman of Pipeline Financial Group, Inc., the parent of Pipeline Trading Systems, L.L.C., an equity trading brokerage service from December 2003 until November 2011. Prior to that, he was Vice Chairman of The NASDAQ Stock Market, Inc. from July 2000 through July 2003 and President from 1996 until 2000. Mr. Berkeley was the Chairman of XBRL US, the non-profit organization established to set data standards for the modernization of the SEC’s EDGAR reporting system, until 2008 and is now on its Board of Directors. He is also currently a director of RealPage, Inc. (NASDAQ: RP), a leading provider of on demand (also referred to as Software-as-a-Service or SaaS) products and services to apartment communities and single family rentals across the United States. He is also currently a director of ACI Worldwide, Inc. (NASDAQ: ACIW), a payment services software company, a position he has held since 2008. In addition, Mr. Berkeley is a director of Fortegra Financial Corporation, an insurance services company that provides distribution and administration services and insurance-related products to insurance companies, insurance brokers and agents and other financial services companies in the United States. Mr. Berkeley is also the Vice Chairman of the President’s National Infrastructure Advisory Council and from 2003 to 2009, served as Vice Chairman of the Nomination Evaluation Committee for the National Medal of Technology and Innovation which makes candidate recommendations to the Secretary of Commerce. Mr. Berkeley also has served as a director of Webex Communications, Inc., which was acquired by Cisco Systems, Inc. (NASDAQ: CSCO) in May 2007; as a director of Kintera, Inc. until May 2008, when it was acquired by Blackbaud, Inc. (NASDAQ: BLKB); and as a director of the National Research Exchange, Inc., a registered broker dealer, until it ceased operations in December 2007. Mr. Berkeley received a B.A. from the University of Virginia and an M.B.A. from the Wharton School at the University of Pennsylvania. On October 24, 2011, Mr. Berkeley entered into a consent decree with the SEC relating to his role at Pipeline Trading Systems, LLC.

Mr. Berkeley’s extensive experience in securities regulation, reporting standards and expertise in XBRL led the Nominating Committee to recommend him for nomination.

Harold D. Copperman has been a member of our Board since August 2011. He is currently the President and Chief Executive Officer of HDC Ventures, Inc., a management and investment group focusing on enterprise systems, software and services, a position he held since March 2002. He is also the lead director of ID Systems Inc. (NASDAQ: IDSY), a publicly traded company that is the leading provider of advanced wireless technology solutions for asset management; and a director of Meru Networks, Inc. (NASDAQ: MERU), a publicly traded company that engages in the development and marketing of a virtualized wireless LAN solution. From 2001 to 2011, Mr. Copperman served as a director of Metastorm Inc., a privately held global provider of enterprise architecture modeling, business process analysis and business process management software. He also previously served as a director of Avocent Corporation (NASDAQ: AVCT), a publicly traded company that delivers IT operations management solutions, from 2002 until December 2009, and as a director of AXS-One Inc. (AMEX: AXO), a publicly traded company that provides high performance records compliance management solutions, from 2006 until 2009. From 2001 until 2008, Mr. Copperman also served as a director of Epicor Software Corporation (NASDAQ: EPIC), a publicly held company that designs, develops, markets and supports enterprise application software solutions. Mr. Copperman has also served as the Senior Vice President and Group Executive at Digital Equipment Corp.; President and Chief Executive Officer of JWP Information Services; President and Chief Operating Officer of Commodore Business Machines, Inc.; and Vice President and General Manager for Apple Computer, Inc.’s Eastern Operations. He also spent 20 years at IBM Corporation, where he held a variety of sales, marketing and executive positions. Mr. Copperman received a Bachelor of Science in Mechanical Engineering from Rutgers University and served as a Captain in the U.S. Army.

Mr. Copperman’s extensive experience in technology, software, and development solutions led the Nominating Committee to recommend him for nomination.

Eric B. Herr was appointed to our Board of Directors in May 2011. He is also currently Chairman of the Board of Directors of WNS (Holdings) Limited, a global business process outsourcing company. Mr. Herr also currently serves on the board of directors of Regulatory Data Corporation (since 2009) and New Hampshire Charitable Foundation (since 2010). He was a director of Taleo Corporation and Starcite Private Limited until 2010 and of Workscape from 2005 to 2008. From 1992 to 1997, Mr. Herr served first as Chief Financial Officer and then President and Chief Operating Officer of Autodesk, Inc. Mr. Herr received a Master of Arts degree in Economics from Indiana University and a Bachelor of Arts degree in Economics from Kenyon College.

Mr. Herr’s corporate directorship experience as well as his impressive financial background led the Nominating Committee to recommend him for nomination.

Barry Schuler has been a member of the Board of Directors since November 2010. He is currently a Managing Director of DFJ Growth Fund (which he co-founded in 2006) and Chairman/Founder of Raydiance, Inc. a leading developer of ultrafast laser technology. He was formerly Chairman and CEO of America Online Inc. and served in a variety of senior executive positions between 1995 and 2003. Mr. Schuler currently serves on the boards of Synthetic Genomics, Good Technology, Raydiance, Inc., Hands on Mobile and UUSee. He is also Chairman of New Tech Network, the nation’s most replicated public high school transformation model, a unit of KnowledgeWorks Foundation, where he also serves as a director. Mr. Schuler graduated with a B.A. from Rutgers University.

Mr. Schuler’s notable experience in technology and leading transformative companies led the Nominating Committee to recommend him for nomination.

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

Mr. Schwartz’s significant investment and corporate governance experience led the Nominating Committee to recommend him for nomination.

Executive Officers

Name	Age	Position
Robert J. Farrell	48	President, Chief Executive Officer and Director
David J. Price	49	Chief Financial Officer and Chief Operating Officer

Robert J. Farrell: Please see Mr. Farrell’s full biography under Directors, above.

David J. Price joined us as Chief Financial Officer on July 6, 2010 and assumed the role of Chief Operating Officer on May 13, 2011. Prior to joining the Company, Mr. Price was Executive Vice President, Finance, Chief Financial Officer, Treasurer and Assistant Secretary of Cornerstone Therapeutics, Inc. (NASDAQ: CRTX), a pharmaceutical company that specializes in the respiratory market. From April 2006 to September 2008, Mr. Price served as a Managing Director for Jefferies & Company, Inc, an investment banking firm, in the Specialty Pharmaceutical and Pharmaceutical Services investment banking practice. From September 2000 to March 2006, Mr. Price served as a Managing Director for Bear, Stearns & Co. Inc., an investment banking firm, in London and in New York. Prior to that, he worked in the auditing capacity at several prominent international accounting firms. Mr. Price holds a Bachelors of Science Honors Degree in Accounting and Financial Management from Lancaster University in the United Kingdom. He is also a member of the Institute of Chartered Accountants in England and Wales.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and any person or entity who own more than 10% of a registered class of our Common Stock or other equity securities, to file with the SEC certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than 10% of our outstanding Common Stock are required by the SEC to furnish us with copies of all required forms filed under Section 16(a). We typically assist our executive officers and directors in the preparation of their Section 16(a) forms (except for Messrs. Connolly and Schwartz who prepare their own filings), based on the information provided by them. Based solely on review of this information, we believe that, during 2011, no reporting person failed to file the forms required by Section 16(a) of the Exchange Act on a timely basis.

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

Audit Committee

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting the Company’s independent registered public accounting firm, the scope of the annual audits, fees to be paid to the accountants, the performance of the independent registered public accounting firm and the Company’s accounting practices. The members of the Audit Committee currently are Messrs. Herr, Berkeley, and Copperman, each of whom is a non-employee director and, as required by Nasdaq, qualifies as “independent.” The Audit Committee also includes at least one independent member who is determined by the Board to meet the qualifications of an “audit committee financial expert” in accordance with U.S. Securities and Exchange Commission (“SEC”) rules, including that the person meets the relevant definition of an “independent director.”

Mr. Herr, the Chairman of the Audit Committee, is the independent director who has been determined by our Board of Directors to be an audit committee financial expert. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Herr’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Herr any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and the Board of Directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board of Directors. The Board of Directors has also determined that each Audit Committee member has sufficient knowledge in reading and understanding the Company’s financial statements to serve on the Audit Committee. The Audit Committee held four meetings during 2011. On March 23, 2004, the Board of Directors adopted an Amended and Restated Audit Committee Charter, a copy of which is available on our website at www.edgar-online.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid for all services rendered to us in all capacities during fiscal years 2009, 2010 and 2011 by our principal executive officer, principal financial officer and our two other executive officers (collectively, the “Named Executive Officers”). Mr. Connolly’s interim service commenced on October 1, 2010 and ended on March 28, 2011. As of that date, Mr. Farrell became our President and Chief Executive Officer. Ms. Bourke resigned from the Company effective May 13, 2011 and Mr. Chopin’s employment with the Company was terminated effective September 30, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Robert Farrell (3)	2011	$248,750	$—	(4)	$4,551,769	$—	$—		$4,800,519
President and Chief Executive Officer
John M. Connolly	2010	—	—		$661,981	—	—		$661,981
Interim President and Chief	2011	—	—		$—	$40,050	$36,792		$76,842
Executive Officer
David J. Price	2010	$122,275	$36,667	(6)	$958,500	$—	$47,546	(7)	$1,164,988
Chief Financial Officer (5)	2011	$265,625	$103,333	(4)	$—	$237,100	$—		$606,058
Diana Bourke	2010	$185,577	$—		$—	$623,200	$5,567	(9)	$814,344
Chief Operations Officer (8)	2011	$218,750	$65,000	(4)	$—	$—	$—		$283,750
Stefan Chopin	2009	$277,400	$23,500	(10)	$30,300	$19,600	$11,190	(11)	$361,990
Chief Technology Officer	2010	$262,800	$50,000	(12)	$—	$—	$5,379	(9)	$318,179
	2011	$262,800	$25,000	(4)	$—	$—	$—		$287,800

(1)	The amounts shown represent the grant date fair value of the restricted shares. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2011 for the assumptions used in such calculations.
(2)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2011 for the assumptions used in such calculations.
(3)	Mr. Farrell joined the Company on March 28, 2011.
(4)	The amounts shown represent amounts paid in 2011 related to bonuses accrued in 2010. In 2012, certain of the Named Executive Officers received bonuses accrued in 2011 and related to their performance in that year. Specifically, Mr. Price and Mr. Farrell received $187,683 and $228,739, respectively.
(5)	Mr. Price joined the Company on July 6, 2010.
(6)	The amount shown represents amounts paid in 2010 related to a signing bonus given to the Named Executive Officer pursuant to his employment agreement.

(7)	The amount shown represents amounts paid in 2010 related to relocation expense reimbursement granted to the Named Executive Officer pursuant to his employment agreement.
(8)	Ms. Bourke joined the Company on March 24, 2010. Her employment with the company was terminated on May 13, 2011.
(9)	The amounts shown represent, for the Named Executive Officers, matching contributions made by the Company to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for each Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by such Named Executive Officer.
(10)	The amounts shown represent amounts paid in 2009 related to bonuses accrued in 2008 and related to his performance in that year .
(11)	The amounts shown represent, for the Named Executive Officer: (i) a commutation allowance; and (ii) matching contributions made by the Company to the Named Executive Officer pursuant to the Company’s 401(k) Savings Plan. The amount attributable to each such perquisite or benefit for the Named Executive Officer does not exceed the greater of $25,000 or 10% of the total amount of perquisites received by the Named Executive Officer.
(12)	The amounts shown represent amounts paid in 2010 related to bonuses accrued in 2009 and related to his performance in that year .

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the exercise and holdings of previously awarded equity grants outstanding as of December 31, 2011.

Name	Option Awards				Share Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested (2)
Robert Farrell	—	—	—	—	3,448,310	(3)	$1,379,324
John M. Connolly	—	15,000	$1.32	1/4/21	—		—
	—	25,000	$0.96	8/4/21	—		—
David J. Price	—	230,600	$1.44	3/9/21	450,000	(3)	$180,000
Stefan Chopin	33,333	—	$1.72	2/18/14	—		—
	2,500	—	$0.95	6/17/14	—		—
	33,333	—	$1.32	1/31/15	—		—
	75,000	—	$1.92	1/11/16	—		—
	75,000	—	$3.01	2/8/16	—		—
	30,000	—	$1.76	6/23/18	—		—
	25,000	—	$1.01	2/2/19	—		—
	5,000	—	$0.90	3/16/19	—		—
Diana Bourke (4)	—	—	—	—	—		—

(1)	All options vest at a rate of 33 1/3% per year over the first three years of the ten-year option term.
(2)	Amount calculated based on $0.40, the closing price of our Common Stock on December 31, 2011.
(3)	Restricted shares vest at a rate of 33 1/3% per year over the first three years after the date of grant.
(4)	Ms. Bourke’s Options were forfeited as part of the termination of her employment.

Option Exercises and Stock Vested

The following table shows information regarding the exercise of stock options and vesting of restricted stock during the year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)
John M. Connolly	—	—	558,541	$734,689
David J. Price	—	—	225,000	$236,250
Stefan Chopin	—	—	—	—
Diana Bourke	—	—	—	—
Robert Farrell	—	—	—	—

(1)	Amount represents the market price of our Common Stock on the day of vesting.

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

Robert J. Farrell

On March 1, 2011 we entered into an Employment Agreement with Robert J. Farrell to serve as our President and Chief Executive Officer and as a member of our Board of Directors. On March 28, 2011, the day Mr. Farrell commenced his service with the Company, we entered into a Restricted Stock Grant Agreement with him pursuant to which he received 3,448,310 restricted shares of the Company’s common stock as an inducement grant under the NASDAQ rules and not under the Company’s 2005 Stock Award and Incentive Plan, as amended. The restricted shares vest in equal installments on the first three anniversaries of such date.

Mr. Farrell’s Employment Agreement provides that if the Company terminates him for cause he will only be entitled to his earned but unpaid accrued salary and benefits. “Cause” under Mr. Farrell’s Employment Agreement means: (a) Mr. Farrell’s willful and continued failure to substantially perform his duties as specified by the Board (other than any such failure resulting from his disability) that has not been cured within 30 days after a written demand for substantial performance is delivered to Mr. Farrell by the Board, which demand specifically identifies the manner in which the Board believes that Mr. Farrell has not substantially performed his duties; (b) the conviction of, or plea of guilty or nolo contendere, to a felony or other crime involving moral turpitude; (c) Mr. Farrell willfully engages in conduct that is materially injurious to the Company; (d) the Board determines that Mr. Farrell has engaged in any conduct constituting fraud, embezzlement, or misappropriation of funds; (e) Mr. Farrell violates any reasonable rules, regulations, or policies of the Company that has a material adverse effect on the Company; or (f) Mr. Farrell breaches any restrictive covenants set forth in Sections 6 and 7 of the Employment Agreement.

Mr. Farrell’s compensation pursuant to the Employment Agreement includes an annual base salary of at least $325,000 and an annual bonus opportunity up to $325,000 based on annual performance objectives based on the financial performance of the Company. Mr. Farrell also received 3,448,310 restricted shares pursuant to the Restricted Stock Grant Agreement referenced above. Mr. Farrell will be eligible to receive three future grants of 229,887 restricted shares of the Company’s common stock within 90 days after December 31st of 2011, 2012 and 2013 (each, an “SOP Grant”) based on overall corporate performance and individual performance, and in accordance with the terms of the Company’s 2005 Stock Award and Incentive Plan, as amended.

Mr. Farrell’s employment continues until terminated and contains customary termination provisions for disability, death and cause as described above. In addition, the Company may terminate Mr. Farrell’s employment without Cause and Mr. Farrell may resign his employment for Good Reason. In the case of a termination without Cause or a resignation for Good Reason, Mr. Farrell will be entitled to receive severance pay consisting of (i) six (6) months of his base salary in effect immediately prior to such termination if such termination occurs before the third anniversary of the commencement date of employment; or (ii) twelve (12) months of his base salary in effect immediately prior to such termination if such termination occurs on or after the third anniversary of the commencement date of employment. He will also receive reimbursement for his COBRA payments for a certain time period following termination, and fifty percent (50%) of all unvested awards of restricted stock granted to Mr. Farrell by the Company that would have vested under their predefined schedule during the 12 months immediately following the date of termination of employment will immediately vest on such date of termination.

Mr. Farrell is entitled to terminate the Agreement for “good reason” in the event (i) he is assigned any duties or responsibilities inconsistent with the duties or responsibilities ordinarily incident to the office of a chief executive officer of a similarly situated company, (ii) he is required to report to a corporate officer or employee instead of reporting directly to the Board, (iii) he is not appointed or elected as a member of the Board or, following such election or appointment, he is no longer a member of the Board for any reason, (iv) either his annual base salary or annual bonus opportunity is reduced, or (v) the occurrence of any other action or inaction that constitutes a material breach by the Company of this Agreement without Mr. Farrell’s express written consent, unless such action is corrected by the Company within 30 days following written notification by Mr. Farrell to the Company of such occurrence.

In the event of a Change of Control of the Company, fifty percent (50%) of Mr. Farrell’s unvested shares of restricted stock granted to him by the Company shall immediately vest. In addition, Mr. Farrell shall also receive the SOP Grant due to him (if any) for the fiscal year in which the Change of Control occurs, and such grant shall consist of immediately vested shares upon issuance. If Mr. Farrell is terminated pursuant to a Change of Control or he resigns for Good Reason relating thereto, all unvested shares of restricted stock granted to him by the Company as of the date of Change of Control shall immediately vest. In addition, Mr. Farrell shall receive a payment consisting of (i) six (6) months of his base salary in effect immediately prior to such termination if such termination occurs before the third anniversary of the Commencement Date; or (ii) twelve (12) months of his base salary in effect immediately prior to such termination if such termination occurs on or after the third anniversary of the Commencement Date. Mr. Farrell will also receive reimbursement for his COBRA payments for a certain time period following termination.

For purposes of Mr. Farrell’s Agreement, “Change of Control” shall be deemed to occur if and when

(i)	any person, including a “person” as such term is used in Section 14(d)(2) of the Exchange Act (a “Person”), is or becomes a beneficial owner (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the combined voting power of the Company’s then outstanding securities;

(ii)	any plan or proposal for the dissolution or liquidation of the Company is adopted by the stockholders of the Company;

(iii)	individuals who, as of June 24, 2005, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to June 24, 2005 whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or solicitation of proxies or consents by or on behalf of a Person other than the Board;

(iv)	all or substantially all of the assets of the Company are sold, transferred or distributed; or

(v)	there occurs a reorganization, merger, consolidation or other corporate transaction involving the Company (a “Transaction”), in each case, with respect to which the stockholders of the Company immediately prior to such Transaction do not, immediately after the Transaction, own more than 50 percent (50%) of the combined voting power of the Company or other corporation resulting from such Transaction in substantially the same respective proportions as such stockholders’ ownership of the voting power of the Company immediately before such Transaction.

The following chart details the severance benefits that would be received by Mr. Farrell according to his contract if the severance event occurred on December 31, 2011.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2011	Death on December 31, 2011	Disability on December 31, 2011	Termination without “cause” or for “good reason” on December 31, 2011		“Change of Control” on December 31, 2011		Non-Renewal on December 31, 2011
Restricted Stock	—	—	—	$229,887	(2)	$1,379,324	(3)	—
Stock Options	—	—	—	—		—		—
Cash Severance	—	—	—	$162,500		$162,500		—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Farrell prior to December 31, 2011, in accordance with normal payroll procedures.
(2)	Assumes immediate vesting of 574,718 shares of restricted stock grants at $0.40, the closing price of our Common Stock on December 31, 2011.
(3)	Assumes vesting of all unvested restricted stock grants at $0.40, the closing price of our Common Stock on December 31, 2011.

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

The following chart details the severance benefits that would be received by Mr. Price according to his contract if the severance event occurred on December 31, 2011.

Executive Benefits and Payments (1)	Termination for “cause” on December 31, 2011	Death on December 31, 2011	Disability on December 31, 2011	Termination without “cause” or for “good reason” on December 31, 2011		“Change of Control” on December 31, 2011		Non-Renewal on December 31, 2011
Restricted Stock	—	—	—	$45,000	(2)	$180,000	(3)	—
Stock Options	—	—	—	—		—		—
Cash Severance	—	—	—	$250,000		$125,000		—

(1)	Assumes no additional payments of accrued salary or discretionary bonus due to payments made in full to Mr. Price prior to December 31, 2011, in accordance with normal payroll procedures.
(2)	Assumes continued vesting for six months of 112,500 shares of restricted stock grants at $0.40, the closing price of our Common Stock on December 31, 2011.
(3)	Assumes vesting of all unvested restricted stock grants at $0.40, the closing price of our Common Stock on December 31, 2011.

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

Cash Compensation Paid to Board Members

In 2011 the Board amended its Board compensation package, with such changes implemented following the Company’s last annual meeting in August 2011. As amended, the package consisted of the following elements: upon their election to the Board, each non-employee director is to receive options to purchase 75, 000 shares of the the Company’s common stock and an option to acquire 25,000 shares of common stock annually. Other changes included increasing the annual cash retainer for directors who are not employees of the Company to $20,000; setting the Chairman of the Board’s additional retainer at $7,500 per annum; setting the Lead Independent Director’s additional retainer at $5,000 per annum; and setting the additional retainer for the Chairman of the Audit Committee and the Chairman of the Compensation Committee at $5,000 and $3,000, respectively, per annum.

The Board recently amended its Board compensation package again, with such changes implemented effective March 1, 2012. As amended, the package consists of granting non-employee directors an annual restricted stock grant of 25,000, subject to vesting in equal quarterly installments over a one-year period. Other changes included increasing the annual cash retainer for directors who are not employees of the Company to $26,000; setting the Chairman of the Board’s additional retainer at $10,500 per annum; setting the Lead Independent Director’s additional retainer at $5,000 per annum; and setting the additional retainer for the Chairs of the Audit Committee, Compensation Committee and Nominating Committee at $10,000, $8,000, and $6,000 respectively, per annum. Cash compensation is paid to members of the Board on a quarterly basis, though each director has the right, but not the requirement, to elect to receive shares of Company common stock in lieu of their cash compensation. Directors who are employees of the Company receive no compensation for their service as directors.

Stock Options

Historically, directors were eligible to receive stock options as part of their director compensation package. The table below summarizes the options and restricted stock granted to directors the year ended December 31, 2011.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Number of Securities Underlying Restricted Stock Grants (#)	Exercise or Base Price of Awards (1)	Grant Date Fair Value (2)
John M. Connolly	1/4/11	15,000	—	$1.32	$9,037
	8/4/11	25,000	—	$0.96	$16,903
Alfred R. Berkeley, III	1/4/11	15,000	—	$1.32	$9,037
	8/4/11	75,000	—	$0.96	$50,709
Barry Schuler	1/4/11	15,000	—	$1.32	$9,037
	8/4/11	25,000	—	$0.96	$16,903
Jeffrey Schwartz	1/4/11	15,000	—	$1.32	$9,037
	8/4/11	25,000	—	$0.96	$16,903
Harry Copperman	8/4/11	75,000	—	$0.96	$50,709
Eric Herr	8/4/11	75,000	—	$0.96	$50,709
Mark Maged	8/4/11	25,000	—	$0.96	$16,903

(1)	The amounts shown represent the closing market value of our Common Stock on the date of grant.
(2)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2011 for the assumptions used in such calculations.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John M. Connolly	$36,792	—	$25,940	—	—	—	$62,732
Alfred R. Berkeley, III	$25,125	—	$59,746	—	—	—	$84,871
Barry Schuler	$20,750	—	$25,940	—	—	—	$46,690
Jeffrey Schwartz	$37,000	—	$25,940	—	—	—	$62,940
Harry Copperman	$7,250	—	$50,709	—	—	—	$57,959
Eric Herr	$19,667	—	$50,709	—	—	—	$70,376
Mark Maged	$60,750	—	$16,903	—	—	—	$77,653
Richard L. Feinstein	$19,471	—	—	—	—	—	$19,471
William J. O’Neill, Jr.	$24,125	—	—	—	—	—	$24,125

(1)	The amounts shown represent the grant date fair value of the options awarded during the calendar year. See “Note 2(i), Stock-Based Compensation” to our audited financial statements in our Form 10-K for the year ended December 31, 2011 for the assumptions used in such calculations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2012 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of our Common Stock owned by them.

Name of Beneficial Owner	Number of Shares (1)(2)	Percent of Shares Owned
Executive Officers and Directors:
Robert J. Farrell (3)	3,448,310	9.8%
David J. Price (4)	751,867	2.1%
John M. Connolly	563,,541	1.6%
Alfred R. Berkeley	5,000	*
Barry Schuler (5)	1,138,607	3.2%
Jeffrey Schwartz	5,000	*
Harry Copperman (6)	87,559	*
Eric Herr	—	*
Mark Maged	206,596	*
All executive officers and directors as a group (9 persons)	6,206,480	17.6%
Other 5% Stockholders:
Timothy Draper (7) Draper Fisher Jurvetson 2822 Sand Hill Road, Suite 150 Menlo Park, CA 94025	6,477,579	15.54%
Bain Capital Venture Fund 2009, L.P. (8) 116 West 23rd Street, Suite 500 New York, NY 10011	12,987,026	26.94%

*	Less than 1%.
(1)	Shares of Common Stock underlying options currently exercisable, or exercisable within 60 days of March 15, 2012, are deemed outstanding for the purpose of computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	For all non-executive directors, does not include 25,000 shares of restricted stock granted to each non-executive director pursuant to the recently amended director compensation program.
(3)	Includes 3,448,310 shares of restricted stock previously issued to Mr. Farrell, of which 1,149,436 are currently fully vested. Does not include 229,887 shares which were awarded to Mr. Farrell in connection with his 2011 compensation but which were not yet formally issued as of March 15, 2012.
(4)	Includes 675,000 shares of restricted stock previously issued to Mr. Price, of which 225,000 are currently fully vested. Does not include 75,000 shares which were awarded to Mr. Price in connection with his 2011 compensation but which were not yet formally issued as of March 15, 2012.
(5)	Includes 247,480 shares of common stock and 886,127 shares of common stock issuable upon conversion of Series C Convertible Preferred Stock owned by The Meteor Group, LLC, of which Mr. Schuler is the managing member.
(6)	Includes 15,000 shares owned jointly by Mr. Copperman and his wife.
(7)

Reflects amount derived from such person’s Schedule 13D/A, as filed with the SEC on February 8, 2012. Mr. Draper has shared voting and dispositive power over these shares by virtue of his role as a managing director of Draper Fisher Jurvetson Fund VIII, L.P. (“Fund VIII”), Draper Fisher Jurvetson Fund VIII Partners, L.P. (“Fund VIII Partners”) and DFJ Fund VIII, Ltd. (“Fund VIII, Ltd.”), and as managing member of Draper Fisher Jurvetson Partners VIII, L.L.C. (“Partners VIII, LLC”), and as the President and a minority shareholder of Draper Associates, Inc., which is the general partner of Draper Associates, L.P. (“Associates”). Fund VIII, Fund VIII Partners and Fund VIII, Ltd. have shared voting and dispositive power over a total of 5,850,399 shares of common stock beneficially owned by Fund VIII. Partners VIII, LLC is the beneficial owner of 129,811 shares of common stock. Associates is the beneficial owner of 497,369 shares of common stock. John H.N. Fisher and Steven T. Jurvetson also have shared voting and dispositive power over the shares beneficially owned by Fund VIII and Partners VIII, LLC by virtue of their roles as managing directors of Fund VIII, Fund VIII Partners and Fund VIII, Ltd. and as managing members of Partners VIII LLC.
(8)	Reflects amount derived from such entity’s Schedule 13G/A, as filed with the SEC on February 14, 2012. Bain Capital Venture Fund 2009, L.P. (“BCVF”) has sole voting and dispositive power over these shares. Bain Capital Venture Partners 2009, L.P. (“BVP”), is the sole general partner of BCVF, and Bain Capital Venture Investors, LLC (“BCVI”) is the sole general partner of BVP. BCVI is attorney-in-fact of Bain Capital Investors, LLC (“BCI”), which is the managing partner of each of BCIP Venture Associates (“BCIP”) and BCIP Venture Associates III-B (“BCIP-B”). BCIP and BCIP-B are the beneficial owners of 338,649 and 88,701 shares of common stock, respectively. These shares are not included in the number of shares beneficially owned by BCVF.

Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders	4,277,126	(1)	$1.45	4,766,474	(2)
Equity compensation plans not approved by stockholders	—		—	—

Total	4,277,126	(1)	$1.45	4,766,474	(2)

(1)	Includes 27,755 options issued and outstanding under the 1996 Plan with a weighted average exercise price of $1.12 per share, 415,225 options issued and outstanding under the 1999 Plan with a weighted average exercise price of $1.73 per share, 45,000 options issued and outstanding in the 1999 Directors Plan with a weighted average exercise price of $1.85 per share, and 3,789,146 shares outstanding under the 2005 Plan with a weighted average exercise price of $1.42 per share. This number excludes 3,448,310 shares granted to our CEO, Robert Farrell, in March 2011, since these shares are not part of the 2005 Plan.
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

Independence of the Board of Directors

Our Board of Directors has concluded that a majority of our Board of Directors, specifically Messrs. Berkeley, Connolly, Copperman, Herr, Maged, Schuler and Schwartz, qualify as “independent” within the meaning of the director independence standards of The Nasdaq Stock Market, Inc. (“Nasdaq”). In reaching its conclusions regarding Messrs. Connolly, Schuler and Schwartz, the Board did consider the fact that Messrs. Connolly and Schwartz were elected in accordance with the rights of the holders of our Series B Preferred Stock (currently Bain Capital Ventures) to cause two directors to be elected to the Board of Directors, and that Mr. Schuler was elected in accordance with the rights of the holders of our Series C Preferred Stock (currently Draper Fisher Jurvetson) to cause one director to be elected to the Board of Directors. Messrs. Schwartz and Connolly are principals of Bain Capital Ventures as discussed above and Mr. Schuler is the Managing Member of The Meteor Group, LLC.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to our Independent Registered Public Accounting Firm

During 2010 and 2011, we retained our principal accountants, BDO USA, LLP, in several capacities (in thousands):

	2010	2011
Audit Fees—Annual Audit and Quarterly Reviews	$257	$215
Audit-Related Fees	108	28
Tax Fees	55	22
All Other Fees	—	—

Total	$420	$265

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

EDGAR Online, Inc.

By:	/s/ ROBERT J. FARRELL
Robert J. Farrell
President and Chief Executive Officer

Date:	April 30, 2012