Form 10-Q
period 2012-03-31
EDGAR ONLINE INC
filed 2012-05-03
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2012

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

Number of shares of common stock outstanding at May 3, 2012: 35,110,552 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

Forward Looking Statements

The discussions set forth in this Quarterly Report on Form 10-Q contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by our management, as of the date of this Quarterly Report, including assumptions about risks and uncertainties faced by us. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Readers can identify these forward-looking statements by the use of such words as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see” or “will,” or similar words. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in the “Risk Factors” section of this report, and our Annual Report on Form 10-K for the year ended December 31, 2011, as well as the other information in our periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC, from time to time. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning us. We do not undertake to update any forward-looking statements made in this Quarterly Report to reflect future events or developments. Investors should also be aware that while we, from time to time, do communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Investors should not assume that we agree with any report issued by any analyst or with any statements, projections, forecasts or opinions contained in any such report. Unless otherwise indicated, all references to the “Company,” “we,” “us,” “our,” and “EDGAR Online” include reference to our subsidiaries as well.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 31, 2011	March 31, 2012

ASSETS
Cash and cash equivalents	$5,418	$3,246
Short-term investments	229	229
Accounts receivable, less allowance of $479 at December 31, 2011 and $196 at March 31, 2012	4,823	7,180
Other current assets	490	415

Total current assets	10,960	11,070
Property and equipment, net of accumulated depreciation and amortization of $11,608 at December 31, 2011 and $12,158 at March 31, 2012	3,712	3,642
Goodwill	7,328	7,328
Other intangible assets, net of accumulated amortization of $14,292 at December 31, 2011 and $14,517 at March 31, 2012	2,338	2,113
Other assets	418	418

Total assets	$24,756	$24,571

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,798	$4,743
Deferred revenues	4,005	3,460
Current portion of long-term debt	667	667

Total current liabilities	9,470	8,870
Long-term debt	1,166	1,000
Other long-term liabilities	320	307

Total liabilities	10,956	10,177

Commitments and contingencies:
Redeemable preferred stock—Series B, convertible, $0.01 par value, 120,000 shares authorized and outstanding at December 31, 2011 and March 31, 2012; liquidation preference of $14,785 at December 31, 2011 and $15,207 at March 31, 2012	14,114	14,551
Redeemable preferred stock—Series C, convertible, $0.01 par value, 90,000 shares authorized and 87,016 shares outstanding at December 31, 2011 and March 31, 2012; liquidation preference of $9,837 at December 31, 2011 and $10,123 at March 31, 2012	8,390	8,725

Stockholders’ deficit:
Preferred stock—Series A, $0.01 par value, 500,000 shares authorized at December 31, 2011 and March 31, 2012; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized at December 31, 2011 and March 31, 2012, 35,498,496 shares issued and 35,215,078 shares outstanding at December 31, 2011 and 35,393,970 shares issued and 35,110,552 shares outstanding at March 31, 2012	355	355
Additional paid-in capital	77,329	77,346
Accumulated deficit	(85,782)	(85,977)
Treasury stock, at cost, 283,418 shares at December 31, 2011 and 283,418 at March 31, 2012	(606)	(606)

Total stockholders’ deficit	(8,704)	(8,882)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$24,756	$24,571

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2012
Revenues:
XBRL filings	$2,392	$5,716

XBRL software	538	875
Data and solutions	1,816	1,913
Subscriptions	1,238	1,193

Total revenues	5,984	9,697
Cost of revenues	2,820	4,295

Gross profit	3,164	5,402

Operating expenses:
Sales and marketing	1,000	912
Product development	1,017	815
General and administrative	3,253	3,066
Amortization and depreciation	877	775

	6,147	5,568

Loss from operations	(2,983)	(166)
Interest and other, net	(67)	(28)

Net loss	(3,050)	(194)
Dividends on preferred stock	(626)	(708)

Accretion on preferred stock	(12)	(64)

Net loss to common shareholders	$(3,688)	$(966)

Weighted average shares outstanding—basic and diluted	29,057	30,521

Net loss to common shareholders per share—basic and diluted	$(0.13)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2011	35,498,496	$355	283,418	$(606)	$77,329	$(85,782)	$(8,704)
Net loss	—	—	—	—	—	(194)	(194)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(422)	—	(422)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	(16)	—	(16)
Accrued dividends on Series C Preferred Stock	—	—	—	—	(286)	—	(286)
Accretion from original fair market value to redemption value on Series C Preferred Stock	—	—	—	—	(48)	—	(48)
Stock-based compensation	—	—	—	—	789	—	789

Balance at March 31, 2012	35,498,496	$355	283,418	$(606)	$77,346	$(85,977)	$(8,882)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities:
Net loss	$(3,050)	$(194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598	550
Amortization of intangible assets	279	225
Stock-based compensation	1,128	789
Provision for losses on trade accounts receivable	135	6
Amortization of capitalized product costs	11	—
Amortization of deferred financing costs and discount	8	2
Changes in assets and liabilities:
Accounts receivable	(2,341)	(2,363)
Other, net	(289)	72
Accounts payable and accrued expenses	(668)	(55)
Deferred revenues	576	(545)
Long-term payables	(2)	(13)

Total adjustments	(565)	(1,332)

Net cash used in operating activities	(3,615)	(1,526)

Cash flows from investing activities:
Capital expenditures	(263)	(118)
Capitalized product development costs	(501)	(362)

Net cash used in investing activities	(764)	(480)

Cash flows from financing activities:
Payments of notes payable	(125)	(166)

Net cash used in financing activities	(125)	(166)

Net decrease in cash and cash equivalents	(4,504)	(2,172)
Cash and cash equivalents at beginning of period	10,765	5,418

Cash and cash equivalents at end of period	$6,261	$3,246

Supplemental disclosure of cash flow information:
Cash paid for interest	$30	$23
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$626	$708
Accretion of issuance costs on Series B Preferred Stock	$(230)	$16
Accretion of fair market value to redemption value on Series C Preferred Stock.	$0	$48

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

The unaudited interim financial statements of the Company as of March 31, 2012 and for the three months ended March 31, 2011 and 2012, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2012, the results of its operations, changes in cash flows and changes in common stockholders’ deficit for the three months ended March 31, 2011 and 2012. The results for the three months ended March 31, 2012 are not necessarily indicative of the expected results for the full 2012 fiscal year or any future period.

These financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC in March 2012. The condensed consolidated balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements as of that date.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the allowance for doubtful accounts and assumptions used in calculating stock compensation expense.

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

Diluted net loss per share is the same as basic net loss per share amounts for the three months ended March 31, 2011 and 2012 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants of 10,160,706 and 6,767,815 for the three months ended March 31, 2011 and 2012, respectively, nor does it include 18,652,100 and 20,806,264 common shares issuable under the conversion provisions of our Series B and Series C Preferred Stock at March 31, 2011 and 2012, respectively.

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (“Costs of Software to be Sold, Leased, or Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in property and equipment) totaled $106 and $106 at December 31, 2011 and March 31, 2012, respectively. Related amortization expense, included in cost of revenues, totaled $11 for the three months ended March 31, 2011. We have not begun to amortize any of the additional $106 that was first capitalized in Q2 of 2011. Therefore amortization expense was $0 for the three months ended March 31, 2012.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (“Internal-Use Software”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $2,144 and $2,115 at December 31, 2011 and March 31, 2012, respectively. Related amortization expense totaled $445 and $391 in the three months ended March 31, 2011 and 2012, respectively.

(5) LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement was payable at variable rates of interest over the published JPMorgan Chase prime rate. The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. Interest expense under the Agreement, totaled $53 and $0 for the three months ended March 31, 2011 and 2012, respectively.

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. The term loan is repayable in 36 equal monthly installments commencing October 1, 2011. Interest on borrowings under the term loan is payable at the published Wall Street Journal prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the published Wall Street Journal prime rate plus 1.25%. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property. Interest expense under the Credit Facilities, totaled $0 and $22 for the three months ended March 31, 2011 and 2012, respectively.

On February 28, 2012, we entered into a revised financing agreement (the “Revised Financing Agreement”) with SVB which amended and restated the Credit Facilities. Under the Revised Financing Agreement, the term loan made by SVB to the Company under the Credit Facilities, having a current outstanding principal balance of $1,667 as of March 31, 2012, remains outstanding and repayable in accordance with the existing payment schedule with an interest rate of 1.75% above the Wall Street Journal prime rate. The Revised Financing Agreement also provides for a working capital line of credit, subject to the maintenance of certain financial ratios and covenants by the Company, as well as the availability of eligible accounts receivable against which SVB may advance funds. The interest rate on the revolving line of credit is 1.25% above the Wall Street Journal prime rate. Under the Revised Financing Agreement, the term loan will be converted into an advance under the line of credit in the event that a targeted “quick ratio” falls below a certain level. The aggregate principal amount of loans outstanding under the term loan and the line of credit may not exceed $5,000,000. The Company’s obligations to SVB are secured by a first priority security interest in substantially all of the Company’s assets.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

(6) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (“Awards Classified as Equity”). The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the three months ended March 31, 2011 and 2012 was recognized in the following income statement expenses:

	Three Months Ended March 31,
	2011	2012
Cost of revenues	$12	$14
Sales and marketing	93	28
Product development	36	36
General and administrative	987	711

Total stock compensation expense	$1,128	$789

This expense increased the Company’s net loss per share by $.04 and $.03 in the three months ended March 31, 2011 and 2012, respectively.

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The estimated per share weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2011 was $0.95. There were no stock options granted during the three months ended March 31, 2012. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Three Months Ended March 31,
	2011	2012
Expected dividend yield	0.0%	0.0%
Expected volatility	74%	81%
Risk-free interest rate	3.00-3.13%	2.31-3.48%
Expected life in years	6	6.3

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

Stock Options and Restricted Stock Activity

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

Option activity for the three months ended March 31, 2012 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2011	4,277,126	$1.45	0	0
Granted	—	—	0	0
Exercised	—	—	0	0
Cancelled	(258,183)	$2.00	0	0

Outstanding at March 31, 2012	4,018,943	$1.40	7.27 years	$1

Exercisable at March 31, 2012	1,903,200	$1.85	5.01 years	$76

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at March 31, 2012. There were no options exercised during the three months ended March 31, 2012.

In addition, the Company has historically granted restricted shares under the 2005 Plan as well as out of the Company’s treasury stock. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity for the three months ended March 31, 2012 was as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2011	3,898,310	$1.33
Granted	—	$—
Vested	(1,149,438)	$1.32
Cancelled	—	$—

Non-vested at March 31, 2012	2,748,872	$1.34	$2,392

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at March 31, 2012. During the three months ended March 31, 2012, the aggregate intrinsic value of shares vested was $1,023, determined based on the market price of the Company’s common stock on the respective vesting dates.

At March 31, 2012, 6,174,095 shares were available for grant under the 2005 Plan.

(7) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 19% of accounts receivable at December 31, 2011 and 48% of accounts receivable at March 31, 2012. PR Newswire accounted for 22% of accounts receivable at December 31, 2011 and 11% of accounts receivable at March 31, 2012. There was no other single customer that accounted for more than 10% of accounts receivable at December 31, 2011 or March 31, 2012.

R.R. Donnelley & Sons comprised 27% and 40% of the Company’s total revenue for the three months ended March 31, 2011 and 2012, respectively. The Company’s other customers are geographically dispersed throughout the United States with no single customer accounting for more than 10% of revenues during the three months ended March 31, 2011 and 2012. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2011 and March 31, 2012, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company’s short-term investments of $229 is comprised of a single Certificate of Deposit that is used to collateralize an Irrevocable Letter of Credit and cannot be withdrawn until the LOC is returned. The Company maintains a cash balance at two financial institutions with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

(8) REDEEMABLE PREFERRED STOCK

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

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series B Preferred Stock, the holders of the Series B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The aggregate amount of the Series B Preferred Stock liquidation preference at March 31, 2012, calculated in accordance with the provisions of item (i) of this paragraph is approximately $15,207.

In the event of a change in control of the Company as defined in the Series B Preferred Stock designation, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price of $100.00 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued on the Series B Preferred Stock from the issue date through and including the fifth anniversary of the issue date. The aggregate amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2012 would have been approximately $20,625.

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

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series C Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock). The aggregate amount of the Series C Preferred Stock liquidation preference at March 31, 2012, calculated in accordance with the provisions of item (i) of this paragraph is approximately $10,123.

In the event of a change in control of the Company as defined in the Series C Preferred Stock designation, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series C Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series C Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock) and (ii) the original purchase price of $100 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to January 28, 2015, accrued and unpaid dividends will include all dividends that would have accrued on the Series C Preferred Stock from the issue date through and including January 28, 2015. The aggregate amount payable to the Series C stockholders calculated in accordance with the provisions of item (ii) of this paragraph at March 31, 2012 would have been approximately $13,817.

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

EDGAR ONLINE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

(9) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain for travel and third party consulting expenses related to strategic meetings with the Company which totaled $53 and $0 for the three months ended March 31, 2011 and 2012, respectively. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. Effective September 30, 2010 and through March 28, 2011, one of those principals, John M. Connolly, functioned as our interim Chief Executive Officer and President after the resignation of Philip D. Moyer. On March 28, 2011, Mr. Connolly became Chairman of the Company’s Board of Directors. Other than the payment of Director Fees consistent with the fees paid to all non-executive Directors, there have been no additional fees paid to Bain or Bain Directors for the three months ended March 31, 2011 or 2012.

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

(11) SUBSEQUENT EVENTS

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB recently issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which aligns the fair value measurement and disclosure requirements in U.S. GAAP and the International Financial Reporting Standards (IFRSs). Many of the amendments in this ASU will not result in a change in requirements, but simply clarify existing requirements. The amendments in this ASU that do change a principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: (1) the ASU permits an exception for measuring fair value when a reporting entity manages its financial instruments on the basis of its net exposure, rather than gross exposure, to those risks; (2) the ASU clarifies that the application of premiums and discounts in a fair value measurement is related to the unit of account for the asset or liability being measured at fair value; (3) the ASU prohibits blockage discounts for level 2 and 3 investments; and (4) the amendments expand the fair value measurement disclosures. The ASU is to be applied prospectively. For public entities, the ASU is effective during interim and annual periods beginning after December 15, 2011; early adoption is not permitted. For non-public entities, the ASU is effective for annual periods beginning after December 15, 2011; early application is permitted, but no earlier than for interim periods beginning after December 15, 2011.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationships of certain items from our Condensed Consolidated Statements of Operations as a percentage of total revenues.

	THREE MONTHS ENDED MARCH 31,
	2011	2012
Total revenues	100%	100%
Cost of revenues	47	44

Gross profit	53	56
Operating expenses:
Sales and marketing	17	9
Product development	17	8
General and administrative	54	32
Amortization and depreciation	15	8

Loss from operations	(50)	(1)
Interest and other, net	(1)	(1)

Net loss	(51)%	(2%)

REVENUES

Total revenues for the three months ended March 31, 2012 increased 62% to $9,697 from total revenues of $5,984 for the three months ended March 31, 2011. The net increase in revenues was primarily attributable to a $3,324, or 139%, increase in XBRL filings revenues and additional XBRL software revenue of $337. Data and Subscriptions revenues remain flat year over year.

XBRL FILINGS

	THREE MONTHS ENDED MARCH 31,
	2011	2012
Revenues (in $000s)	$2,392	$5,716
Percentage of total revenue	40%	59%

The increases in XBRL filings revenues for the three months ended March 31, 2012 from the three months ended March 31, 2011 was primarily related to the additional number of companies that were required to file their 10K in detailed footnote XBRL format. Additionally tier 3 companies were required to file their 10K in XBRL for the first time.

XBRL SOFTWARE

	THREE MONTHS ENDED MARCH 31,
	2011	2012
Revenues (in $000s)	$538	$875
Percentage of total revenue	9%	9%

The increase in XBRL software revenues for the three months ended March 31, 2012 from the three months ended March 31, 2011, is due primarily to an additional software contract for the deployment of our XPE engine.

DATA AND SOLUTIONS

	THREE MONTHS ENDED MARCH 31,
	2011	2012
Revenues (in $000s)	$1,816	$1,913
Percentage of total revenue	30%	20%

Data and solutions revenues for the three months ended March 31, 2012 were consistent with revenues from the three months ended March 31, 2011.

SUBSCRIPTIONS

	THREE MONTHS ENDED MARCH 31,
	2011	2012
Revenues (in $000s)	$1,238	$1,193
Percentage of total revenue	21%	12%

Subscription revenues for the three months ended March 31, 2012 were consistent with revenues from the three months ended March 31, 2011.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations personnel involved in the creation of XBRL filings and production of data sets, fees paid to our external providers of personnel in the creation of filings, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended March 31, 2012 increased $1,475, or 52%, to $4,295 from $2,820 for the three months ended March 31, 2011. The net increase in cost of revenues was primarily due to an increase of $1,194 in fees paid to our external providers of personnel that are assigned to our XBRL Filings business.

GROSS PROFIT

Gross profit for the three months ended March 31, 2012 increased $2,238, or 71%, to $5,402 from $3,164 for the three months ended March 31, 2011. The gross profit percentage increased from 53% to 56% for the three months ended March 31, 2011 and 2012 respectively, primarily as a result of enhanced efficiency and volume of work in our XBRL Filings business.

OPERATING EXPENSES

Sales and Marketing . Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended March 31, 2012 decreased $88, or 9%, to $912 from $1,000 for the three months ended March 31, 2011.

Product Development . Product development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended March 31, 2012 decreased $202, or 20%, to $815 from $1,017 for the three months ended March 31, 2011. This is due primarily to lower headcount in Product Development in 2012 compared to 2011.

General and Administrative . General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended March 31, 2012 decreased $187, or 6%, to $3,066 from $3,253 for the three months ended March 31, 2011. This is due primarily to a $276 decrease in stock compensation expense.

Depreciation and Amortization . Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of finite lived intangible assets. Depreciation and amortization for the three months ended March 31, 2012 decreased $102, or 12%, to $775 from $877 for the three months ended March 31, 2011. The net decrease was primarily due to lower capital expenditures and existing assets becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,526 for the three months ended March 31, 2012 compared to net cash used in operations of $3,615 for the three months ended March 31, 2011, primarily due to the decrease in net loss for the three months ended March 31, 2012 and a decrease in the change in Accounts Payable and Accrued Expenses.

Net cash used in investing activities was $480 for the three months ended March 31, 2012 compared to net cash used in investing activities of $764 for the three months ended March 31, 2011. The decrease was primarily due to lower capital purchases and lower capitalized product development expenses.

Net cash used in financing activities was $166 for the three months ended March 31, 2012 compared to net cash used in financing activities of $125 for the three months ended March 31, 2011.

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement was payable at variable rates of interest over the published JPMorgan Chase prime rate. The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. Interest expense under the Agreement, totaled $53 and $0 for the three months ended March 31, 2011 and 2012, respectively.

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. The term loan is repayable in 36 equal monthly installments commencing October 1, 2011. Interest on borrowings under the term loan is payable at the published Wall Street Journal prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the published Wall Street Journal prime rate plus 1.25%. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property. Interest expense under the Credit Facilities, totaled $0 and $22 for the three months ended March 31, 2011 and 2012, respectively.

On February 28, 2012, we entered into a revised financing agreement (the “Revised Financing Agreement”) with SVB which amended and restated the Credit Facilities. Under the Revised Financing Agreement, the term loan made by SVB to the Company under the Credit Facilities, having a current outstanding principal balance of $1,667 as of March 31, 2012, remains outstanding and repayable in accordance with the existing payment schedule with an interest rate of 1.75% above the Wall Street Journal prime rate. The Revised Financing Agreement also provides for a working capital line of credit, subject to the maintenance of certain financial ratios and covenants by the Company, as well as the availability of eligible accounts receivable against which SVB may advance funds. The interest rate on the revolving line of credit is 1.25% above the Wall Street Journal prime rate. Under the Revised Financing Agreement, the term loan will be converted into an advance under the line of credit in the event that a targeted “quick ratio” falls below a certain level. The aggregate principal amount of loans outstanding under the term loan and the line of credit may not exceed $5,000,000. The Company’s obligations to SVB are secured by a first priority security interest in substantially all of the Company’s assets.

At March 31, 2012, we had cash and cash equivalents on hand of $3,246. We had no off-balance sheet arrangements at March 31, 2012. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B and Series C preferred stock issuance, new bank credit facilities, and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

We hired our new Chief Executive Officer, Robert J. Farrell, effective March 28, 2011. Effective March 28, 2011, Mark Maged resigned as Chairman of the Board of Directors and assumed the newly created role of Lead Independent Director. John M. Connolly, a member of our Board of Directors who had functioned as our interim Chief Executive Officer and President since March 31, 2011 assumed the position of Chairman of the Board of Directors as of that date. There were no changes in our internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors, which were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, have been updated with respect to results from the period covered by this report. Other than the one below, there were no other material changes from the risk factors previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Please refer to Item I of our Annual Report for 2011 for disclosures regarding other risks and uncertainties related to our business.

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

On July 19, 2011, we received a letter from The Nasdaq Stock Market LLC notifying us that we were out of compliance with the requirement that the market value of our listed common stock be in excess of $35 million for 30 consecutive trading days. This letter did not result in the immediate delisting of our common stock from the Nasdaq Capital Market. In accordance with Nasdaq rules, we had 180 calendar days, or until January 17, 2012, to regain compliance with the minimum market value of listed common stock requirement. We did not regain compliance and on January 18, 2012 we received a notice from Nasdaq notifying us of their determination to delist our common stock. We appealed that determination in a hearing on March 15, 2012 before the Nasdaq Listing Qualifications Panel (the “Panel”).

On September 16, 2011, we received another letter from The Nasdaq Stock Market LLC notifying us that we were out of compliance with the requirement that the closing bid price of our common stock be in excess of the $1.00 minimum bid price per share required for continued listing on the Nasdaq Capital Market. This letter did not result in the immediate delisting of our common stock from the Nasdaq Capital Market. In accordance with Nasdaq rules, we had 180 calendar days, or until March 14, 2012, to regain compliance with the minimum closing bid price requirement by maintaining a closing bid price of $1.00 per share or higher for a minimum of 10 consecutive business days. We did not regain compliance and on March 15, 2012 we received a notice from Nasdaq notifying us that this deficiency served as an additional basis for delisting our common stock from the Nasdaq Capital Market. That noticed stated that the Panel would consider the minimum bid price deficiency in its pending decision regarding the continued listing of the Company’s stock on The Nasdaq Stock Market.

On April 18, 2012, the Company received a letter from The Nasdaq Stock Market indicating that the Panel has granted the Company’s request to remain listed on The Nasdaq Stock Market. The exception granted by the Panel is subject to certain conditions as described in the April 18 letter, including that on or before July 16, 2012, the Company shall have evidenced a market value of listed securities of at least $35 million for at least 10 consecutive trading days; and shall have evidenced a closing bid price of at least $1.00 per share for at least 10 consecutive trading days. The letter also notes that the Panel reserves the right to reconsider the terms of the exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on The Nasdaq Stock Market inadvisable or unwarranted, and the letter requires the Company to remain in communication with the Panel as to such matters.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	filed or furnished herewith, as the case may be
**	submitted electronically herewith

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2010, (ii) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit March 31, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2012	EDGAR ONLINE, INC.

	By:	/S/ ROBERT J. FARRELL
Robert J. Farrell Chief Executive Officer and President

	By:	/S/ DAVID J. PRICE
David J. Price Chief Financial Officer