Form 10-Q
period 2012-06-30
EDGAR ONLINE INC
filed 2012-08-14
CIK 1080224

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2012

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

Number of shares of common stock outstanding at August 14, 2012: 35,590,439 shares.

EDGAR ONLINE, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

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

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	December 31, 2011	June 30, 2012
ASSETS
Cash and cash equivalents	$5,418	$4,396
Short-term investments	229	230
Accounts receivable, less allowance of $479 at December 31, 2011 and $248 at June 30, 2012	4,823	6,595
Other current assets	490	552

Total current assets	10,960	11,773
Property and equipment, net of accumulated depreciation and amortization of $11,608 at December 31, 2011 and $12,704 at June 30, 2012	3,712	3,435
Goodwill	7,328	7,328
Other intangible assets, net of accumulated amortization of $14,292 at December 31, 2011 and $14,742 at June 30, 2012	2,338	1,888
Other assets	418	419

Total assets	$24,756	$24,843

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,798	$6,952
Deferred revenues	4,005	3,257
Current portion of long-term debt	667	1,500

Total current liabilities	9,470	11,709
Long-term debt	1,166	—
Other long-term liabilities	320	290

Total liabilities	10,956	11,999

Commitments and contingencies:
Redeemable preferred stock—Series B, convertible, $0.01 par value, 120,000 shares authorized and outstanding at December 31, 2011 and June 30, 2012; liquidation preference of $14,785 at December 31, 2011 and $15,620 at June 30, 2012	14,114	14,981
Redeemable preferred stock—Series C, convertible, $0.01 par value, 90,000 shares authorized and 87,016 shares outstanding at December 31, 2011 and June 30, 2012; liquidation preference of $9,837 at December 31, 2011 and $10,401 at June 30, 2012	8,390	9,050

Stockholders’ deficit:
Preferred stock—Series A, $0.01 par value, 500,000 shares authorized at December 31, 2011 and June 30, 2012; no shares issued or outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized at December 31, 2011 and June 30, 2012, 35,498,496 shares issued and 35,215,078 shares outstanding at December 31, 2011 and 35,873,857 shares issued and 35,590,439 shares outstanding at June 30, 2012	355	359
Additional paid-in capital	77,329	77,077
Accumulated deficit	(85,782)	(88,017)
Treasury stock, at cost, 283,418 shares at December 31, 2011 and 283,418 at June 30, 2012	(606)	(606)

Total stockholders’ deficit	(8,704)	(11,187)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$24,756	$24,843

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
XBRL filings	2,523	5,462	4,915	11,178
XBRL software	735	512	1,273	1,387
Data and solutions	1,940	2,001	3,756	3,914
Subscriptions	1,305	1,160	2,543	2,353

Total revenues	6,503	9,135	12,487	18,832
Cost of revenues	3,017	4,474	5,837	8,769

Gross profit	3,486	4,661	6,650	10,063

Operating expenses:
Sales and marketing	1,239	990	2,239	1,814
Product development	1,585	942	2,602	1,757
General and administrative	3,199	3,974	6,458	7,129

Amortization and depreciation	850	772	1,727	1,546

	6,873	6,678	13,026	12,246

Loss from operations	(3,387)	(2,017)	(6,376)	(2,183)
Interest and other, net	(22)	(23)	(83)	(51)

Net loss	(3,409)	(2,040)	(6,459)	(2,234)
Dividends on preferred stock	(536)	(690)	(1,163)	(1,398)
Accretion on preferred stock	(12)	(65)	(24)	(129)

Net loss to common shareholders	$(3,957)	$(2,795)	$(7,646)	$(3,761)

Weighted average shares outstanding—basic	29,591	30,554	29,304	30,529

Weighted average shares outstanding—diluted	29,591	30,554	29,304	30,529

Net loss per share—basic	$(0.13)	$(0.09)	$(0.26)	$(0.12)

Net loss per share—diluted	$(0.13)	$(0.09)	$(0.26)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	COMMON STOCK		TREASURY STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance at December 31, 2011	35,498,496	$355	283,418	$(606)	$77,329	$(85,782)	$(8,704)
Net loss	—	—	—	—	—	(2,234)	(2,234)
Accrued dividends on Series B Preferred Stock	—	—	—	—	(835)	—	(835)
Accretion of issuance costs on Series B Preferred Stock	—	—	—	—	(32)	—	(32)
Accrued dividends on Series C Preferred Stock	—	—	—	—	(563)	—	(563)
Accretion from original fair market value to redemption value on Series C Preferred Stock	—	—	—	—	(97)	—	(97)
Stock-based compensation	375,361	4	—	—	1,275	—	1,279

Balance at June 30, 2012	35,873,857	$359	283,418	$(606)	$77,077	$(88,017)	$(11,187)

See accompanying notes to condensed consolidated financial statements.

EDGAR ONLINE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities:
Net loss	$(6,459)	$(2,234)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	1,170	1,083
Amortization of intangible assets	557	450
Stock-based compensation	2,038	1,279
Provision for losses on trade accounts receivable	225	183
Amortization of capitalized product costs	19	13
Amortization of deferred financing costs and discount	8	5
Changes in assets and liabilities:
Accounts receivable	(1,657)	(1,955)
Other, net	(264)	(69)
Accounts payable and accrued expenses	264	2,154
Deferred revenues	580	(748)
Long-term payables	84	(30)

Total adjustments	3,024	2,365

Net cash (used in)/provided by operating activities	(3,435)	131

Cash flows from investing activities:
Capital expenditures	(335)	(190)
Capitalized product development costs	(891)	(630)

Net cash (used in) investing activities	(1,226)	(820)

Cash flows from financing activities:
Proceeds from notes payable issued	2,000	—
Payments of notes payable	(1,437)	(333)

Net cash (used in)/provided by financing activities	563	(333)

Net decrease in cash and cash equivalents	(4,098)	(1,022)
Cash and cash equivalents at beginning of period	10,765	5,418

Cash and cash equivalents at end of period	$6,667	$4,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$83	$44
Supplemental disclosure of non-cash information:
Accrued dividends on Series B and Series C Preferred Stock	$1,163	$1,398
Accretion of issuance costs on Series B Preferred Stock	$24	$32
Accretion of fair market value to redemption value on Series C Preferred Stock	$0	$97

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

The unaudited interim financial statements of the Company as of June 30, 2012 and for the three and six months ended June 30, 2011 and 2012, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of the Company, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2012, the results of its operations for the three and six months ended June 30, 2011 and 2012, changes in cash flows and changes in common stockholders’ deficit for the six months ended June 30, 2011 and 2012. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the expected results for the full 2012 fiscal year or any future period.

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

(2) MERGER AGREEMENT

On May 22, 2012, the Company announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of May 21, 2012, with R.R. Donnelley & Sons Company (“RRD”), and Leo Acquisition Sub, Inc., a wholly-owned subsidiary of RRD (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of RRD.

At the effective time of the Merger (the “Effective Time”), each share of the Company’s Series B Preferred Stock (“Series B Stock”), Series C Preferred Stock (“Series C Stock”) and common stock (“Common Stock”, and together with the Series B Stock and Series C Stock, the “Company Stock”) issued and outstanding immediately prior to such time (except for those owned by RRD, Merger Sub, the Company or any of their respective subsidiaries or held by the Company in treasury) shall be automatically cancelled and converted into the right to receive $171.875, $158.790, and $1.092, in cash, respectively, without interest (the “Merger Consideration”), on the terms and subject to the conditions set forth in the Merger Agreement.

Each outstanding stock option of the Company, whether vested or unvested, will be cancelled and each holder thereof will either be (i) entitled to receive in consideration for such cancellation of each vested or unvested stock option, an amount equal to $1.092, the

Merger Consideration payable for a share of Common Stock, multiplied by the number of shares of Common Stock issuable upon exercise of such stock option, minus the aggregate exercise price for the Common Stock issuable upon exercise of such stock option (the “Option Consideration”), or (ii) cancelled without any present or future right to receive any portion of the Merger Consideration. The Option Consideration will only be payable if, when and to the extent it is greater than $0.

The Merger Agreement was approved by a unanimous vote of the Company’s board of directors (the “Company Board”), acting upon the unanimous recommendation of the special committee composed of independent directors of the Company Board (the “Special Committee”). In connection with the Company Board’s approval, Oppenheimer & Co. Inc. rendered its opinion to the Company Board that, as of the date of the opinion and subject to the assumptions, qualifications and limitations set forth therein, the Merger Consideration to be received by holders of shares of Common Stock is fair, from a financial point of view, to such holders.

Completion of the Merger is subject to a number of customary closing conditions.

The Company and RRD have made customary representations, warranties and covenants in the Merger Agreement, including covenants made by the Company not to solicit alternative transactions or, subject to certain exceptions, to enter into discussions concerning an alternative transaction, provide confidential information in connection with an alternative transaction, or change or withdraw its recommendation to Company stockholders of the Merger and Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and RRD and further provides that, upon termination of the Merger Agreement under certain circumstances, the Company will be obligated to pay RRD a termination fee of $2.75 million.

A copy of the Merger Agreement can be found as an exhibit to the Company’s Current Report on Form 8-K filed on May 23, 2012.

During the three months ended June 30, 2012, the Company incurred $1,052 of expenses related to the proposed merger with RRD. Such expenses are included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

(3) REVENUE RECOGNITION

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

(4) LOSS PER SHARE

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

Diluted net loss per share is the same as basic net loss per share amounts for the three and six months ended June 30, 2011 and 2012 as the Company reported a net loss and therefore all outstanding stock options, unvested restricted stock grants and warrants are anti-dilutive. As such, diluted net loss per share does not include the effect of outstanding stock options, unvested restricted stock grants and warrants for the three and six months ended June 30, 2011 of 10,160,706 and 9,460,793, respectively, and the three and six months ended June 30, 2012 of 6,767,815 and 6,803,091 , respectively, nor does it include 19,135,873 and 21,372,930 common shares issuable under the conversion provisions of our Series B and Series C Preferred Stock at June 30, 2011 and 2012, respectively.

(5) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-20 (“Costs of Software to be Sold, Leased, or Marketed”). Software development costs are capitalized after technological feasibility is established. Once the software products become available for general release to the public, the Company amortizes such costs over the related product’s estimated economic useful life to cost of revenues. Net capitalized software development costs (included in property and equipment) totaled $106 and $106 at December 31, 2011 and June 30, 2012, respectively. Related amortization expense, included in cost of revenues, totaled $11 and $13 in the three months ended June 30, 2011 and 2012, respectively, and $19 and $13 in the six months ended June 30, 2011 and 2012, respectively.

The Company capitalizes internal-use software development costs in accordance with ASC Topic 350-40 (“Internal-Use Software”). The Company capitalizes internal-use software development costs once certain criteria are met. Once the internal-use software is ready for its intended use, the capitalized internal-use software costs will be amortized over the related software’s estimated economic useful life in amortization and depreciation expense. Our computer software is also subject to review for impairment as events or changes in circumstances occur indicating that the amount of the asset reflected in the Company’s balance sheet may not be recoverable. Net capitalized internal-use software costs (included in property and equipment) were $2,144 and $1,993 at December 31, 2011 and June 30, 2012, respectively. Related amortization expense totaled $860 and $781 in the six months ended June 30, 2011 and 2012, respectively.

(6) LONG-TERM DEBT

On April 5, 2007, the Company entered into a Financing Agreement (“Financing Agreement”) with Rosenthal & Rosenthal, Inc. (“Rosenthal”) for additional working capital. Under the Financing Agreement, Rosenthal made a term loan in the original principal amount of $2,500 to the Company and agreed to provide up to an additional $2,500 under a revolving line of credit. Interest on outstanding borrowings under the Financing Agreement was payable at variable rates of interest over the published JPMorgan Chase prime rate. The Financing Agreement, as amended most recently on March 13, 2009, was renewed on March 31, 2011 and then was terminated on April 4, 2011. On that date, the Company repaid all amounts outstanding under the term loan and the first priority security interest was released. Interest expense under the Agreement, totaled $1 and $0 for the three months ended June 30, 2011 and 2012, respectively, and $54 and $0 for the six months ended June 30, 2011 and 2012, respectively.

On May 3, 2011, the Company entered into new commercial credit facilities (“Credit Facilities”) with Silicon Valley Bank (“SVB”) for additional working capital. Under the Credit Facilities, SVB made a term loan in the original principal amount of $2,000 to the Company and agreed to provide up to an additional $3,000 under a revolving line of credit. The term loan is repayable in 36 equal monthly installments commencing October 1, 2011. Interest on borrowings under the term loan is payable at the published Wall Street Journal prime rate plus 1.75% and interest on borrowings under the revolving credit facility is payable at the published Wall Street Journal prime rate plus 1.25%. The Company’s obligations under the Credit Facilities are evidenced by cross-collateralized agreements with SVB and are secured by a first priority security interest in substantially all of the Company’s assets and a negative pledge on intellectual property. Interest expense under the Credit Facilities, totaled$0 and $22 for the three months ended June 30, 2011 and 2012, respectively, and $16 and $41 for the six months ended June 30, 2011 and 2012, respectively.

On February 28, 2012, we entered into a revised financing agreement (the “Revised Financing Agreement”) with SVB which amended and restated the Credit Facilities. Under the Revised Financing Agreement, the term loan made by SVB to the Company under the Credit Facilities, having a current outstanding principal balance of $1,500 as of June 30, 2012, remains outstanding and repayable in accordance with the existing payment schedule with an interest rate of 1.75% above the Wall Street Journal prime rate. The Revised Financing Agreement also provides for a working capital line of credit, subject to the maintenance of certain financial ratios and covenants by the Company, as well as the availability of eligible accounts receivable against which SVB may advance funds. The interest rate on the revolving line of credit is 1.25% above the Wall Street Journal prime rate. Under the Revised Financing Agreement, the term loan will be converted into an advance under the line of credit in the event that a targeted “quick ratio” falls below a certain level. The aggregate principal amount of loans outstanding under the term loan and the line of credit may not exceed $5,000. The Company’s obligations to SVB are secured by a first priority security interest in substantially all of the Company’s assets.

On June 29, 2012 we entered into a First Amendment to the Revised Financing Agreement. The First Amendment provides, generally, for a temporary suspension of the requirement to comply with the Revised Financing Agreement’s Adjusted EBITDA financial covenant for the period from May 31, 2012 through August 31, 2012. The First Amendment also restricts the Company’s ability to borrow under the Revised Financing Agreement’s working capital line of credit until the Company has delivered reports to SVB confirming its compliance with the Adjusted EBITDA covenant for the measurement period ending on September 30, 2012.

The Revised Financing Agreement provides for the immediate repayment of all loans upon a change of control. As a result of signing the Merger Agreement dated May 21, 2012 all amounts outstanding under the term loan at June 30, 2012 have been included on the Balance Sheet as of that date as current liabilities.

(7) STOCK-BASED COMPENSATION

Stock Compensation Expense

The Company records stock-based compensation expense under the provisions of FASB ASC Topic 718 (“Awards Classified as Equity”). The Company recognizes stock-based compensation expense on a straight-line basis over the applicable vesting period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense for the three and six months ended June 30, 2011 and 2012 was recognized in the following statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cost of revenues	$9	$4	$21	$19
Sales and marketing	82	23	175	50
Product development	67	15	103	51
General and administrative	758	448	1,739	1,159

Total stock compensation expense	$910	$490	$2,038	$1,279

This expense increased the Company’s net loss per share by $0.03 and $0.02 in the three months ended June 30, 2011 and 2012, respectively and by $0.07 and $0.04 in the six months ended June 30, 2011 and 2012, respectively.

There were no stock options granted in the three months ended June 30, 2011 and 2012, respectively. The estimated per share weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2011 was $1.43. There were no stock options granted in the six months ended June 30, 2012. Amounts were determined using the Black-Scholes-Merton option pricing model based on the following assumptions:

	Six Months Ended June 30,
	2011	2012
Expected dividend yield	0.0%	0.0%
Expected volatility	74%	81%
Risk-free interest rate	3.00-3.13%	1.47-2.39%
Expected life in years	6	6.3

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

Option activity for the six months ended June 30, 2012 was as follows:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2011	4,277,126	$1.45
Granted	—	—
Exercised	—	—
Cancelled	(659,044)	$1.14

Outstanding at June 30, 2012	3,618,082	$1.34	7.19 years	$343

Exercisable at June 30, 2012	1,600,341	$1.79	4.81 years	$26

The aggregate intrinsic value represents the difference between the exercise price of the underlying awards and the market price of the Company’s common stock for those awards that have an exercise price below the market price at June 30, 2012. There were no options exercised during the six months ended June 30, 2012.

In addition, the Company has historically granted restricted shares under the 2005 Plan as well as out of the Company’s treasury stock. Restricted shares have no exercise price and vest depending on the individual grants. The fair value of the restricted shares is based on the market value of the Company’s common stock on the date of grant. Restricted share activity for the six months ended June 30, 2012 was as follows:

	NUMBER OF SHARES	WEIGHTED AVERAGE GRANT- DATE FAIR VALUE	AGGREGATE INTRINSIC VALUE
Non-vested at December 31, 2011	3,898,310	$1.33
Granted	479,887	$0.64
Vested	(1,193,188)	$1.30
Cancelled	—	$—

Non-vested at June 30, 2012	3,185,009	$1.24	$3,440

The aggregate intrinsic value was calculated based on the market price of the Company’s common stock at June 30, 2012. During the six months ended June 30, 2012, the aggregate intrinsic value of shares vested was $1,070, determined based on the market price of the Company’s common stock on the respective vesting dates.

At June 30, 2012, 4,945,631 shares were available for grant under the 2005 Plan.

(8) CONCENTRATION OF RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. R.R. Donnelley & Sons accounted for 19% of accounts receivable at December 31, 2011 and 47% of accounts receivable at June 30, 2012. PR Newswire accounted for 22% of accounts receivable at December 31, 2011 and 16% of accounts receivable at June 30, 2012. There was no other single customer that accounted for more than 10% of accounts receivable at December 31, 2011 or June 30, 2012.

R.R. Donnelley & Sons comprised 26% and 37% for the three months ended June 30, 2011 and 2012, respectively, and 27% and 39% of the Company’s total revenue for the six months ended June 30, 2011 and 2012, respectively. The Company’s other customers are geographically dispersed throughout the United States with no single customer accounting for more than 10% of revenues during the six months ended June 30, 2011 and 2012. In addition, the Company has not experienced any significant credit losses to date from any one customer.

The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities at December 31, 2011 and June 30, 2012, approximate their fair value because of the immediate or short-term maturity of these instruments. The Company’s short-term investments of $230 is comprised of a single Certificate of Deposit that is used to collateralize an Irrevocable Letter of Credit and cannot be withdrawn until the LOC is returned. The Company maintains a cash balance at two financial institutions with balances insured by the Federal Deposit Insurance Corporation (“FDIC”). The financial statement carrying value of the Company’s debt approximates its fair value based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

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

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series B Preferred Stock, the holders of the Series B Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater of (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series B Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock). The aggregate amount of the Series B Preferred Stock liquidation preference at June 30, 2012, calculated in accordance with the provisions of item (i) of this paragraph is approximately $15,620.

In the event of a change in control of the Company as defined in the Series B Preferred Stock designation, each holder of Series B Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series B Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series B Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series B Preferred Stock) and (ii) the original purchase price of $100.00 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to the fifth anniversary of the issue date, accrued and unpaid dividends will include all dividends that would have accrued on the Series B Preferred Stock from the issue date through and including the fifth anniversary of the issue date. The aggregate amount payable to the Series B stockholders calculated in accordance with the provisions of item (ii) of this paragraph at June 30, 2012 would have been approximately $20,625. Refer to Financial Note #2.

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

In the event of a liquidation, dissolution or wind up of the Company, before any distribution is made to the holders of any security junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock are entitled to be paid out of the assets of the Company available for distribution an amount equal to the greater (i) the original per share purchase price of $100.00, plus all accrued and unpaid dividends thereon, or (ii) the amount that would be payable in respect of a share of common stock if all outstanding shares of Series C Preferred Stock were converted into common stock immediately prior to such liquidation (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock). The aggregate amount of the Series C Preferred Stock liquidation preference at June 30, 2012, calculated in accordance with the provisions of item (i) of this paragraph is approximately $10,401.

In the event of a change in control of the Company as defined in the Series C Preferred Stock designation, each holder of Series C Preferred Stock shall have the right to require the Company to redeem all or a portion of such holder’s Series C Preferred Stock for cash, if the consideration in such change of control transaction is cash, but otherwise for consideration in the same form as all other stockholders will receive in such transaction, at a redemption price per share of Series C Preferred Stock equal to the greater of (i) the fair market value per share valued as of the date of the change of control determined on an as-converted to common stock basis (without regard as to whether sufficient shares of common stock are available out of the Company’s authorized but unissued stock, for the purpose of effecting the conversion of the Series C Preferred Stock) and (ii) the original purchase price of $100 per share, plus all accrued and unpaid dividends thereon; provided, however, that in the event of a change of control prior to January 28, 2015, accrued and unpaid dividends will include all dividends that would have accrued on the Series C Preferred Stock from the issue date through and including January 28, 2015. The aggregate amount payable to the Series C stockholders calculated in accordance with the provisions of item (ii) of this paragraph at June 30, 2012 would have been approximately $13,817. Refer to Financial Note #2.

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

(10) RELATED PARTY TRANSACTIONS

The Company reimbursed Bain for travel and third party consulting expenses related to strategic meetings with the Company which totaled $53 and $53 for the three and six months ended June 30, 2011 and 2012, respectively. Two principals of Bain were appointed to our Board of Directors in accordance with the terms of the Series B Preferred Stock, and representatives of Bain from time to time have, or will, provide consulting services to us. Effective September 30, 2010 and through March 28, 2011, one of those principals, John M. Connolly, functioned as our interim Chief Executive Officer and President after the resignation of Philip D. Moyer. On March 28, 2011, Mr. Connolly became Chairman of the Company’s Board of Directors. Other than the payment of Director Fees consistent with the fees paid to all non-executive Directors, there have been no additional fees paid to Bain or Bain Directors for the three and six months ended June 30, 2011 or 2012.

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

(12) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

Following the announcement of the Merger Agreement, three purported stockholders of the Company initiated legal actions challenging the merger: two in the Circuit Court for Montgomery County, Maryland, Shifrin v. EDGAR Online Inc. et al., Case Number 363444 (filed May 24, 2012) and Yacobi v. EDGAR Online, Inc. et al., Case Number 363644 (filed May 29, 2012); and one in the Court of Chancery of the State of Delaware, Trettel v. Farrell et al., Case Number 7573 (filed May 29, 2012).

The various complaints filed in these actions collectively allege that the Company’s directors breached their fiduciary duties by their actions in approving the Merger Agreement and filing the preliminary proxy statement describing the merger. The plaintiffs in these actions have agreed to jointly prosecute these cases in the Circuit Court of Montgomery County, Maryland, and consolidation of the Maryland actions is pending.

On July 18, 2012, the parties entered into a memorandum of understanding relating to the settlement and dismissal with prejudice of the actions. The settlement is subject to confirmatory discovery, court approval and customary conditions.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2012	2011	2012
Total revenues	100%	100%	100%	100%
Cost of revenues	46	49	47	47

Gross profit	54	51	53	53
Operating expenses:
Sales and marketing	19	11	18	10
Product development	24	10	21	9
General and administrative	50	44	52	38

Amortization and depreciation	13	8	13	8

Loss from operations	(52)	(22)	(51)	(12)
Interest and other, net	(0)	(0)	(0)	(0)

Net loss	(52)%	(22)%	(51)%	(12)%

REVENUES

Total revenues for the three months ended June 30, 2012 increased 41% to $9,135 from total revenues of $6,503 for the three months ended June 30, 2011. The net increase in revenues was primarily attributable to a $2,939, or 117%, increase in XBRL filings revenues, which was offset by a $223, or 30% decrease in software revenues. Total revenues for the six months ended June 30, 2012 increased 51% to $18,832 from total revenues of $12,487 for the six months ended June 30, 2011. The net increase in revenues was primarily attributable to a $6,263, or 127%, increase in XBRL filings revenues.

XBRL FILINGS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2012	2011	2012
Revenues (in $000s)	$2,523	$5,462	$4,915	$11,178
Percentage of total revenue	39%	60%	39%	59%

The increases in XBRL filings revenues for the three and six months ended June 30, 2012 from the three and six months ended June 30, 2011 was primarily related to the final implementation phase of the SEC mandate requiring all SEC registered companies to file XBRL with effect from periods ending after June 15, 2011.

XBRL SOFTWARE

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2012	2011	2012
Revenues (in $000s)	$735	$512	$1,273	$1,387
Percentage of total revenue	11%	6%	10%	7%

The decrease in XBRL software revenues for the three months ended June 30, 2012 from June 30, 2011 is attributable to one-time revenues in 2011 which were not repeated in the current period. The increase for the six months ended June 30, 2012 from June 30, 2011 is attributable to new license agreements.

DATA AND SOLUTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2012	2011	2012
Revenues (in $000s)	$1,940	$2,001	$3,756	$3,914
Percentage of total revenue	30%	22%	30%	21%

Data and solutions revenues for the three and six months ended June 30, 2012 were consistent with revenues from the three and six months ended June 30, 2011 primarily due to the annual value of new data and solutions contracts being the same as the annual value of cancelled data and solutions contracts.

SUBSCRIPTIONS

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2012	2011	2012
Revenues (in $000s)	$1,305	$1,160	$2,543	$2,353
Percentage of total revenue	20%	13%	20%	12%

Subscription revenues for the three and six months ended June 30, 2012 decreased from the three and six months ended June 30, 2011 due to decreased sales of our premium products, EDGAR Pro and I-Metrix Professional, as well as decreased sales of EDGAR Access, our retail service. Our subscription business has been impacted by substantial business and workforce reductions in the financial services community over the past two years and the continuing slow economic climate in general.

COST OF REVENUES

Cost of revenues primarily consists of salaries and benefits of operations employees to create XBRL filings and produce data sets, fees paid to acquire data and the amortization of costs related to developing our I-Metrix products that were previously capitalized. Total cost of revenues for the three months ended June 30, 2012 increased $1,457, or 48%, to $4,474 from $3,017 for the three months ended June 30, 2011. The net increase in cost of revenues was primarily due to a $523 increase in payroll related expenses related to the increase in our XBRL filings business and $980 of costs associated with SunGard, which supplies additional staff for the filings business. Total cost of revenues for the six months ended June 30, 2012 increased $2,932, or 50%, to $8,769 from $5,837 for the six months ended June 30, 2011. The net increase in cost of revenues was primarily due to a $867 increase in payroll related expenses related to the increase in our XBRL filings business and $2,169 of costs associated with SunGard.

GROSS PROFIT

Gross profit for the three months ended June 30, 2012 increased $1,175, or 34%, to $4,661 from $3,486 for the three months ended June 30, 2011. The gross profit percentage decreased to 51% for the three months ended June 30, 2012 from 54% for the three months ended June 30, 2011. Gross profit for the six months ended June 30, 2012 increased $3,413, or 51%, to $10,063 from $6,650 for the six months ended June 30, 2011. The gross profit percentage was consistent at 53% for the six months ended June 30, 2012 and the six months ended June 30, 2011. We expect our gross profit percentages will increase over time as we have improved our efficiency in the XBRL filings business through technology and intensive training.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and benefits, sales commissions, advertising expenses, and costs of marketing materials. Sales and marketing expenses for the three months ended June 30, 2012 decreased $249, or 20%, to $990 from $1,239 for the three months ended June 30, 2011. Sales and marketing expenses for the six months ended June 30, 2012 decreased $425, or 19%, to $1,814 from $2,239 for the six months ended June 30, 2011. The net decreases were primarily due to decreases in payroll related expenses as a result of a decrease in the sales personnel compared to the corresponding period in 2011.

Product Development. Product development expenses, which consist primarily of salaries and benefits and outside development costs, for the three months ended June 30, 2012 decreased $643, or 41%, to $942 from $1,585 for the three months ended June 30, 2011. Development expenses for the six months ended June 30, 2012 decreased $845 or 33%, to $1,757 from $2,602 for the six months ended June 30, 2011. The decreases were primarily due to a reduced number of development personnel in 2012 compared to the corresponding period in 2012 and lower outside development costs for consultants.

General and Administrative. General and administrative expenses consist primarily of salaries and benefits, insurance, fees for professional services, general corporate expenses and facility expenses. General and administrative expenses for the three months ended June 30, 2012 increased $775, or 24%, to $3,974 from $3,199 for the three months ended June 30, 2011. General and administrative expenses for the six months ended June 30, 2012 increased $671, or 10%, to $7,129 from $6,458 for the six months ended June 30, 2011. The net increases were primarily due to expenses of $1,052 related to the Merger Agreement.

Depreciation and Amortization. Depreciation and amortization expenses include the depreciation of property and equipment and the amortization of finite lived intangible assets. Depreciation and amortization for the three months ended June 30, 2012 decreased $78, or 9%, to $772 from $850 for the three months ended June 30, 2011. Depreciation and amortization for the six months ended June 30, 2012 decreased $181, or 11%, to $1,546 from $1,727 for the six months ended June 30, 2010. The decreases are a result of lower capital purchases for the year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generated in operating activities was $131 for the six months ended June 30, 2012 compared to net cash used in operations of $3,435 for the six months ended June 30, 2011, primarily due to the decrease in net loss for the six months ended June 30, 2012 and an increase in the change in Accounts Payable and Accrued Expenses.

Net cash used in investing activities was $820 for the six months ended June 30, 2012 compared to net cash used in investing activities of $1,226 for the six months ended June 30, 2011. The decrease was primarily due to lower capital purchases and lower capitalized product development expenses.

Net cash used in financing activities was $333 for the six months ended June 30, 2012 compared to net cash generated in financing activities of $563 for the six months ended June 30, 2011.

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

On February 28, 2012, we entered into a revised financing agreement (the “Revised Financing Agreement”) with SVB which amended and restated the Credit Facilities. Under the Revised Financing Agreement, the term loan made by SVB to the Company under the Credit Facilities, having a current outstanding principal balance of $1,500 as of June 30, 2012, remains outstanding and repayable in accordance with the existing payment schedule with an interest rate of 1.75% above the Wall Street Journal prime rate. The Revised Financing Agreement also provides for a working capital line of credit, subject to the maintenance of certain financial ratios and covenants by the Company, as well as the availability of eligible accounts receivable against which SVB may advance funds. The interest rate on the revolving line of credit is 1.25% above the Wall Street Journal prime rate. Under the Revised Financing Agreement, the term loan will be converted into an advance under the line of credit in the event that a targeted “quick ratio” falls below a certain level. The aggregate principal amount of loans outstanding under the term loan and the line of credit may not exceed $5,000,000. The Company’s obligations to SVB are secured by a first priority security interest in substantially all of the Company’s assets.

On June 29, 2012 we entered into a First Amendment to the Revised Financing Agreement. The First Amendment provides, generally, for a temporary suspension of the requirement to comply with the Revised Financing Agreement’s Adjusted EBITDA financial covenant for the period from May 31, 2012 through August 31, 2012. The First Amendment also restricts the Company’s ability to borrow under the Revised Financing Agreement’s working capital line of credit until the Company has delivered reports to SVB confirming its compliance with the Adjusted EBITDA covenant for the measurement period ending on September 30, 2012.

The Revised Financing Agreement provides for the immediate repayment of all loans upon a change of control. As a result of signing the Merger Agreement dated May 21, 2012 all amounts outstanding under the term loan at June 30, 2012 have been included on the Balance Sheet as of that date as current liabilities.

At June 30, 2012, we had cash and cash equivalents on hand of $4,396. We had no off-balance sheet arrangements at June 30, 2012. We believe that our existing capital resources will be sufficient to meet our anticipated cash needs for funding working capital needs, capital expenditures and debt obligations for at least the next 12 months. Thereafter, if the remaining cash from the proceeds from our Series B and Series C preferred stock issuance, new bank credit facilities, and cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that such additional funding, if needed, will be available on terms attractive to us, or at all. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced.

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

Following the announcement of the Merger Agreement, three purported stockholders of the Company initiated legal actions challenging the merger: two in the Circuit Court for Montgomery County, Maryland, Shifrin v. EDGAR Online Inc. et al., Case Number 363444 (filed May 24, 2012) and Yacobi v. EDGAR Online, Inc. et al., Case Number 363644 (filed May 29, 2012); and one in the Court of Chancery of the State of Delaware, Trettel v. Farrell et al., Case Number 7573 (filed May 29, 2012).

The various complaints filed in these actions collectively allege that the Company’s directors breached their fiduciary duties by their actions in approving the Merger Agreement and filing the preliminary proxy statement describing the merger. The plaintiffs in these actions have agreed to jointly prosecute these cases in the Circuit Court of Montgomery County, Maryland, and consolidation of the Maryland actions is pending.

On July 18, 2012, the parties entered into a memorandum of understanding relating to the settlement and dismissal with prejudice of the actions. The settlement is subject to confirmatory discovery, court approval and customary conditions.

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

Failure to complete the merger could negatively impact the market price of EDGAR Online Common Stock.

If the merger is not completed for any reason, EDGAR Online will be subject to a number of material risks, including the following:

•	the market price of EDGAR Online Common Stock may decline;

•

costs relating to the merger, such as legal, accounting and financial advisory fees, and, in specified circumstances, termination fees, must be paid by EDGAR Online, even if the merger is not completed;

•

the diversion of management’s attention from the day-to-day business of EDGAR Online, the potential disruption to its employees and its relationships with customers, suppliers and distributors and potential diversion from certain aspects of its previously announced product development program may make it difficult for EDGAR Online to regain its financial and market positions; and

•	the potential disruption in the existing contractual relationship between EDGAR Online and RR Donnelley, which accounted for 26.8% of our revenue in 2011.

If the merger agreement is not adopted by our stockholders at the special meeting or any adjournment of the special meeting, EDGAR Online, RR Donnelley and Merger Sub will not be permitted under Delaware law to complete the merger, and each of EDGAR Online, RR Donnelley and Merger Sub will have the right to terminate the merger agreement. Upon such termination, EDGAR Online may be required to pay RR Donnelley a termination fee.

Further, if the merger is terminated and our Board of Directors seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to pay an equivalent or better price than the price to be paid in the proposed merger.

Uncertainties associated with the merger may cause EDGAR Online to lose key personnel.

Our current and prospective employees may be uncertain about their future roles and relationships with EDGAR Online following the completion of the merger. This uncertainty may adversely affect our ability to attract and retain key management and personnel.

EDGAR Online’s executive officers and directors have certain interests in the merger different from other stockholders that may have influenced them to approve the merger agreement and merger and recommend the adoption of the merger agreement.

EDGAR Online’s directors and executive officers have interests in the transaction that are different from, and in addition to, the interests of EDGAR Online stockholders generally, including with respect to employment, indemnification, stock options and other arrangements, which may present a potential conflict of interest. Our Board of Directors, and the executive officers in making recommendations to our Board of Directors relating to the merger, was aware of these interests and considered that these interests may be different from, and in addition to, the interests of our stockholders generally, among other matters, in approving the merger agreement and the merger, and in determining to recommend that our stockholders vote for adoption of the merger agreement.

EDGAR Online will no longer exist as an independent public company following the merger and EDGAR Online’s stockholders will forego any increase in our value.

If the merger is completed, EDGAR Online will be a subsidiary of RR Donnelley and will no longer be a publicly held corporation, and our stockholders will forego any increase in our value that might have otherwise resulted from our possible growth.

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

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Deficit June 30, 2012, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements. Users of these data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012	EDGAR ONLINE, INC.

	By:	/s/ ROBERT J. FARRELL
Robert J. Farrell Chief Executive Officer and President

	By:	/s/ DAVID J. PRICE
David J. Price Chief Financial Officer